Form 10-Q
period 2000-03-31
LOUDEYE TECHNOLOGIES INC
filed 2000-05-15
CIK 1064648

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

                                       OR

       [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-29583

                          Loudeye Technologies, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                   91-1908833
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)
Times Square Building 414 Olive Way, Suite 300                 98101
        Seattle, Washington 98101                           (ZIP Code)
(Address of principal executive office)

                                 206-832-4000
             (Registrant's telephone number, including area code)
                                Not Applicable
                    (Former name, former address and former
                  fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 10, 2000 there were outstanding 36,794,428 common shares, with .001 par value, of the registrant.

                          Loudeye Technologies, Inc.

                          Form 10-Q Quarterly Report
                     For the Quarter Ended March 31, 2000



                               TABLE OF CONTENTS

                                                                                   Page
                                                                                  Number
                                                                                  ------
PART     I.    Financial Information
Item     1     Financial Statements..............................................     3

               Condensed Balance Sheets as of December 31, 1999 and March 31,
               2000 (unaudited)..................................................     3

               Condensed Statements of Operations for the three months ended
               March 31, 1999 and 2000 (unaudited)...............................     5

               Condensed Statements of Cash Flows for the three months ended
               March 31, 1999 and 2000 (unaudited)...............................     7

               Notes to Unaudited Condensed Financial Statements.................     9

Item     2     Management's Discussion and Analysis of Financial Condition and
               Results of Operations.............................................    17

Item     3     Quantitative and Qualitative Disclosures About Market Risk........    34

PART     II.   Other Information
Item     1     Legal Proceedings.................................................    35
Item     2     Changes in Securities and Use of Proceeds.........................    35
Item     3     Defaults Upon Senior Securities...................................    37
Item     4     Submission of Matters to a Vote of Security Holders...............    37
Item     5     Other Information.................................................    37
Item     6     Exhibits and Reports on Form 8-K..................................    37
Signatures.......................................................................    39

                        PART I - FINANCIAL INFORMATION

ITEM I   FINANCIAL STATEMENTS

                          LOUDEYE TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
         (All amounts in thousands except share and per share amounts)


                                                          As of December    As of March 31,
                                                          --------------    ---------------
                                                             31, 1999             2000
                                                             --------             ----
                                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                 $ 49,273          $103,954
   Accounts receivable, net of allowance of $187 and
         $163, respectively                                       955               770
   Short-term investments                                         530             4,059
   Prepaid and other assets                                       597               932
                                                            ---------         ---------
      Total current assets                                     51,355           109,715
Property and equipment, net                                     5,282            11,450
Goodwill, net                                                  14,207            12,978
Intangibles and other long-term assets                          5,931             5,878
                                                            ---------         ---------
      Total assets                                           $ 76,775          $140,021
                                                            =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             4,778             1,319
   Accrued compensation and benefits                              388               624
   Accrued liabilities                                            587             2,211
   Customer deposits                                              438               323
   Deferred revenues                                                -             1,010
   Current portion of long-term obligations                     1,132             1,259
                                                            ---------         ---------
      Total Current Liabilities                                 7,323             6,746
Long-term obligations, less current portion                     1,963             1,902
                                                            ---------         ---------
      Total liabilities                                         9,286             8,648
                                                            ---------         ---------


STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 41,000,000 and
   5,000,000 shares authorized, 21,063,236 and none
   issued and outstanding, preference in liquidation of
   $60,903,932 and none                                        58,536                --
Common stock and additional paid in capital and common
   stock warrants, $0.001 par value, 100,000,000 shares
   authorized; 8,696,257 and 36,098,178 issued and
   outstanding                                                 28,305           177,240

Deferred stock compensation                                    (6,843)           (8,715)
Beneficial conversion feature                                  14,121                --
Accumulated deficit                                           (26,630)          (37,152)
                                                            ---------         ---------
      Total stockholders' equity                               67,489           131,373
                                                            ---------         ---------
            Total liabilities and stockholders' equity       $ 76,775          $140,021
                                                            =========         =========

   The accompanying notes are an integral part of these financial statements

                          LOUDEYE TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
         (All amounts in thousands except share and per share amounts)

                                                            Three Months Ended March 31,
                                                           --------------------------------
                                                                 1999              2000
                                                           --------------     -------------
Revenues:
    Digital media services                                    $       301       $     1,551
    Digital media applications                                          -                98
                                                              -----------       -----------
           Total revenues                                             301             1,649

Cost of revenues (exclusive of stock-based
 compensation expense of none in 1999 and $253 in
 2000 shown below)
    Digital media services                                            388             2,134
    Digital media applications                                          -                36
                                                              -----------       -----------
           Total cost of revenues                                     388             2,170
                                                              -----------       -----------

      Gross margin                                                    (87)             (521)
                                                              -----------       -----------

Operating Expenses:
    Research and development (exclusive of stock-based
    compensation expense of none in 1999 and $157 in                  142             1,313
    2000 shown below)
    Sales and marketing (exclusive of stock-based
    compensation expense of none in 1999 and $416 in
    2000 shown below and other non-cash charges of                    470             2,776
    $110 in 2000 shown below)
    General and administrative (exclusive of stock-based
    compensation expense of none in 1999 and $2,313 in                422             1,651
    2000 shown below)
Amortization of goodwill and other intangibles                         --             1,703
Stock-based compensation                                               --             3,139
                                                              -----------       -----------
Total operating expenses                                            1,034            10,582
                                                              -----------       -----------

Other income (expense), net                                           (10)              581
                                                              -----------       -----------
Net loss                                                      $    (1,131)      $   (10,522)
                                                              ===========       ===========

Basic and diluted net loss per share                          $     (0.21)      $     (0.84)
                                                              ===========       ===========

Weighted average shares outstanding used to compute
      basic and diluted net loss per share                      5,288,000        12,452,312
Basic and diluted pro forma net loss per share                $     (0.08)      $     (0.35)
                                                              ===========       ===========
Weighted average shares outstanding used to compute            13,530,981        29,770,973

     basic and diluted pro forma net loss per share

       The accompanying notes are an integral part of these statements.

                          LOUDEYE TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                          (All amounts in thousands)

                                                                Three Months Ended March 31,
                                                            --------------------------------
                                                                1999                 2000
                                                            -------------       ------------
Cash flows from operating activities:
   Net loss                                                       $(1,131)          $(10,522)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                   116              2,351
      Stock-based compensation                                         --              3,139
      Gain/loss on disposal of assets                                  --                 25
      Changes in assets and liabilities:
         Accounts receivable                                         (175)               185
         Prepaids and other assets                                   (122)              (335)
         Other assets                                                  --                (76)
         Accounts payable                                             182             (3,459)
         Accrued compensation and benefits                             76                235
         Accrued liabilities                                          (12)             1,623
         Customer deposits and deferred revenues                       10                895
                                                                  -------           --------

            Net cash used in operating activities                  (1,056)            (5,939)

Cash flows from investing activities:
   Purchases of property and equipment                               (277)            (6,810)
   Purchases of short-term investments                                 --             (3,529)
                                                                  -------           --------

            Net cash used in investing activities                    (277)           (10,339)

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                         --             70,410
   Borrowings on long-term obligations                                 --                361
   Principal payments on long-term obligations                         --               (293)
   Proceeds from issuance of stock options                             --                481
                                                                  -------           --------

            Net cash provided by financing activities                  --             70,959
                                                                  -------           --------

Increase (decrease) in cash and cash equivalents                   (1,333)            54,681

Cash and cash equivalents, beginning of period                      1,442             49,273
                                                                  -------           --------
Cash and cash equivalents, end of period                          $   109           $103,954
                                                                  =======           ========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                      $    21           $    105
                                                                  =======           ========

       The accompanying notes are an integral part of these statements.

                          LOUDEYE TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          MARCH 31, 2000 (UNAUDITED)

1.   ORGANIZATION AND DEVELOPMENT STAGE RISKS:

The Company

     Loudeye Technologies, Inc. (the Company) provides digital media infrastructure services and applications that transform audio and video content from traditional sources into Internet compatible formats. The Company is headquartered in Seattle, Washington and to date has conducted business in the United States in one business segment. The Company was organized on August 12, 1997 (date of inception) as a Washington limited liability company (LLC). On March 26, 1998, the Company was converted to a Delaware C corporation.

     The Company is subject to a number of risks similar to other companies in a comparable stage of development including reliance on key personnel, successful marketing of its services in an emerging market, competition from other companies with greater technical, financial management and marketing resources, successful development of new services and the enhancement of existing services, and the ability to secure adequate financing to support future growth.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Unaudited Interim Financial Data

     The interim condensed financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's final prospectus as filed with the Securities and Exchange Commission on March 15, 2000. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three-month periods ended March 31, 1999 and 2000 are not necessarily indicative of the results to be expected for the full year.

Short-term Investments

     The Company has established irrevocable standby letters of credit totaling $4.1 million in conjunction with the lease of the Company's primary office facility, a remote production facility and the financing of production technology equipment. The letters of credit related to the leases expire in October 2000 and December 2000; however, they will be automatically renewed during the term of the leases. The letters of credit contain an automatic reduction schedule reducing the amount of the letter of credit each year by $70,000 until they reach $100,000, where they remain through the end of the term. The letter of credit related to the production technology equipment expires in April 2000, at which time the short-term investments that collateralize the letters of credit will be available for general corporate purposes.

Deferred Revenues

     The Company records deferred revenues when cash has been received but the criteria for revenue recognition have not been met. Deferred revenues are recognized in accordance with the Company's revenue recognition policy.

Revenue Recognition

     The Company generates revenues from two sources: (1) digital media services and (2) licensing digital media applications.

     DIGITAL MEDIA SERVICES

       Encoding Services Revenues consist of encoding services to convert audio and video content into internet media formats. Sales of digital media services are generally under nonrefundable time and material contracts. Under these same time and materials contracts, the Company recognizes revenues as services are rendered and the Company has no continuing involvement in the goods and services delivered, which is the date of shipment of the finished media to the customer.

       Consulting and Hosting Services consist of services provided by our consulting services group to enable customers to utilize streaming media within their websites and internet applications and fees associated with hosting content and internet applications for customers. Consulting services are provided under both long-term and short-term contracts that are either fixed-price contracts, time and materials contracts or milestone-based contracts. Revenues from long-term contracts are recognized on the percentage-of-completion method, measured by the cost incurred to date relative to the estimated total cost for the contracts. To date, there have been no revenues associated with consulting contracts extending beyond one year, and therefore there have been no revenues recognized under long-term contracts. Consulting services revenues generated by short-term fixed-price contracts will be recognized ratably over the term of the contract. For milestone-based contracts with customer acceptance clauses, revenues are recognized under the outputs method, with output being measured by the completion of milestones and acceptance by the customer. Hosting services revenues are generated under noncancelable contracts with the fees paid by the customer on a recurring monthly basis generally based upon bandwidth provided and amount of content hosted.

     DIGITAL MEDIA APPLICATIONS

       Digital Media Applications revenues are generated from licenses of software. Our revenue recognition policies are in accordance with Statement of Position (SOP 97-2), Software Revenue Recognition as amended by SOP 98-9. Under SOP 97-2, in general, license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, or training. The determination of fair value is based on objective evidence that is specific to the Company. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The Company records deferred revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under the Company's revenue recognition policy.

       The Company has entered into agreements whereby it licenses digital media applications to customers or provides customers the right to multiple copies. These agreements generally provide for nonrefundable fixed fees, which will be recognized at delivery of the product master or the first copy, provided that the fee is fixed and determinable, collectibility is probable and no further Company obligations exist. Certain of these arrangements will provide for royalties based upon the number of sites into which the digital media applications are deployed. Under such multi-site arrangements, revenues are recognized at deployment. Additionally, these arrangements may provide for payments to the Company based on the amount of revenues generated by the sites into which the digital media applications have been deployed. These fees will be recognized as earned. For arrangements that include significant customization or modification of the software, revenue will be recognized using contract accounting in the same manner as for consulting services.

       The Company sells digital media applications in application service provider arrangements where it is required to host those applications. When the Company is required to host the application and the customer does not have the ability to have the application hosted by another entity without penalty to the customer, revenue is recognized over the term of the initial hosting arrangement.

Financial Instruments and Concentrations of Credit Risk

       Financial instruments that potentially subject the Company to concentrations of market risk consist of cash and cash equivalents, short-term investments, and long-term obligations. Fair values of cash and cash equivalents and short-term investments, which at March 31, 2000 was a certificate of deposit securing a letter of credit, approximate cost due to the short period of time to maturity. The fair values of financial instruments that are short-term and/or that have little or no market risk are considered to have a fair value equal to book value. The Company performs initial and ongoing evaluations of its customers' financial positions, and generally extends credit on open account, requiring collateral as deemed necessary. The Company maintains allowances for potential credit losses.

       During the three-month periods ended March 31, 1999 and 2000, the company had sales to certain significant customers, as a percentage of revenues, as follows:

             ------------------------------------------------------------
                                      March 31, 1999       March 31, 2000
             ------------------------------------------------------------

             Customer A                                             29%

             Customer B                                             12%

             Customer C                                             10%

             Customer D                       12%                    -
                                           --------              --------
             Total                            12%                   51%
                                           ========              ========


Reclassifications

       Certain information reported in previous periods has been reclassified to conform to the current period presentation.

Use of Estimates in the Preparation of Financial Statements

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

       In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effects is antidilutive. Diluted net loss per share for all periods shown does not include the effects of the convertible preferred stock and shares issuable upon the exercise of stock options and warrants as the effect of their inclusion is antidilutive during each period.

       Basic and diluted pro forma net loss per share is computed based on the weighted average number of shares of common stock outstanding giving effect to the conversion of convertible preferred stock into common stock upon the completion of the Company's initial public offering on March 15, 2000 (using the if-converted method from the original issue date). Diluted pro forma net loss per share excludes the impact of stock options and warrants, as the effect of their inclusion would be antidilutive.

       At March 31, 2000 the Company had 1,517,792 stock options that had been exercised but which were subject to repurchase at a weighted average exercise price of $0.36 per share. Accordingly, the impact of these unvested but exercised options has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted earnings per share and basic and diluted pro forma earnings per share.

       As part of the terms of the acquisition of Alive.com on December 14, 1999, the following shares were subject to repurchase:

 .    297,628 outstanding vested shares issued by Alive.com under the terms of a stock purchase agreement with Allaire Corporation repurchaseable at fair market value within 90 days of the termination date of the licensing and stock purchase agreement assumed by Loudeye as part of the terms of the acquisition of Alive.com.

 .    148,816 outstanding unvested shares issued by Alive.com under the terms of a stock purchase agreement with Allaire Corporation repurchaseable at a weighted average exercise price of $0.20 within 90 days of the termination date of the licensing and stock purchase agreement assumed by Loudeye as part of the terms of the acquisition of Alive.com. Accordingly, the impact of these shares has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted earnings per share and basic and diluted pro forma earnings per share.

     The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share:

March 31, 2000
                                                                   Actual         Pro Forma
                                                                  -------        ----------
Weighted average shares outstanding                              13,911,827      31,230,488
Impact of Allaire unvested shares subject to repurchase            (148,816)       (148,816)

Impact of Alive options exercised, not vested                      (152,593)       (152,593)
Weighted average impact of options exercised but subject
 to repurchase                                                   (1,158,106)     (1,158,106)
                                                                 ----------      ----------
Weighted average shares used to calculate basic and
   diluted earnings per share                                    12,452,312      29,770,973
                                                                 ==========      ==========


3.   INITIAL PUBLIC OFFERING

     On March 15, 2000, the Company closed its initial public offering of 4,500,000 shares of common stock at $16.00 per share, for net proceeds of $67.0 million. At closing, all of the Company's issued and outstanding shares of convertible preferred stock were converted into shares of common stock on a one-for-one basis. On April 14, 2000, the underwriters for the IPO exercised their over-allotment option and purchased an additional 675,000 shares at $16.00 per share, for net proceeds of $10.0 million. Concurrent with the initial public offering, the Company sold 336,022 shares of common stock at a price of $14.88 per share to a strategic investor. Net proceeds to the Company were $5.0 million. The discount from the initial public offering price of approximately $376,000 was capitalized as an intangible asset and will be amortized over a period of one year. The combined net proceeds to the Company from the preceding transactions, less offering costs of approximately $1.5 million, were $80.4 million.

4. STOCK-BASED COMPENSATION

     The Company records deferred stock compensation for the difference between the exercise price of stock options granted and the deemed fair value for financial statement presentation purposes of the Company's common stock at the date of grant. The deferred compensation is amortized over the vesting period of the related options, which is generally 4.5 years. No deferred compensation or related stock-based compensation expense was recorded at March 31, 1999.

     The Company has granted approximately 220,000 options to consultants which vest on the same terms as options granted to employees. These terms require that the individuals continue their current consulting relationship with the Company in order to continue vesting. Approximately 53,000 of these options had vested in full as of March 31, 2000 and therefore give rise to no further compensation related to their vesting. Approximately 53,000 of these options had been cancelled as of March 31, 2000. These options are accounted for in accordance with the provisions of SFAS 123 and EITF 96-18. Accordingly, using the Black Scholes option pricing model and assuming a term of four and one-half years, a risk-free interest rate of 5.50% and expected volatility of 75%, the options are marked to fair value at each reporting period through charges to stock-based compensation in the statements of operations. Approximately $1.9 million was recognized in stock-based compensation expense related to these options in the three-month period ended March 31, 2000.

     For the three-month period ended March 31, 2000, the Company recorded a total of approximately $3.1 million in stock-based compensation charges as a component of operating expenses. This amount represents both the consulting expenses described above as well as amortization of stock options granted below deemed fair market value. These amounts can be allocated to other expense categories in the accompanying statements of operations as follows: (in thousands)

          Production (cost of revenues)..............................   $  253
          Research and development...................................      157
          Sales and marketing........................................      416
          General and administrative.................................    2,313
                                                                        ------
                                                                        $3,139
                                                                        ======


5.   SEGMENT INFORMATION

     The Company operates in one business segment, digital media services, for which the Company receives revenues from its customers. The Company's Chief Operating Decision Maker is considered to be the Company's Executive Team
  (CET) which is comprised of the Company's Chief Executive Officer, the Company's Chief Operating Officer, and the Company's Vice Presidents. The CET reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services for purposes of making decisions and assessing financial performance. The CET does not allocate resources by product or service type and does not review discrete financial information regarding the Company's different products or services on a disaggregated basis other than as presented in the following table and, therefore, the Company does not have operating segments as defined by SFAS 131, "Disclosure About Segments of an Enterprise and Related Information".

  The following table sets forth certain information by product type for the three-month periods ended March 31, 1999 and 2000. (000s)

                                                         For the three months ended
                                                                   March 31,
                                                      ---------------------------------
                                                           1999                2000
                                                      ---------------------------------
  Revenues from unaffiliated customers:
        Digital media services                            $   301             $  1,551
        Digital media applications                              -                   98
                                                      -------------      ---------------
                                                          $   301             $  1,649
                                                      =============      ===============

  Cost of revenues:
        Digital media services                            $   388             $  2,134
        Digital media applications                              -                   36
                                                      -------------      ---------------
                                                          $   388             $  2,170
                                                      =============      ===============

  Gross margin:
        Digital media services                            $   (87)            $   (583)
        Digital media applications                              -                   62
                                                      -------------      ---------------
                                                          $   (87)            $   (521)
                                                      =============      ===============

  Profit reconciliation
        Gross margin by product                           $   (87)            $   (521)
        Operating expenses                                 (1,034)             (10,582)
        Other income (expense), net                           (10)                 581
                                                      -------------      ---------------

  Net loss                                                $(1,131)            $(10,522)
                                                      =============      ===============


  6.  SUBSEQUENT EVENT

  In April 2000, the Company entered into a non-binding agreement in principal with Imperial Bank to amend our loan agreement with Imperial to permit revolving borrowings and standby letters of credit aggregating up to $2.0 million. Additionally, the amended facility would provide a term loan of up to $10.0 million for the purchase of capital equipment. The $2.0 million credit line would bear interest at Imperial Bank's prime rate (9.0% at March 31, 2000), with principal and interest due at maturity in one year. The $10.0 million equipment facility would bear interest payable monthly during each draw period at Imperial's prime rates plus 0.75% followed by 36 equal monthly payments of principal plus interest. Borrowings under this facility will be secured by a pledge of substantially all of our assets. Closing of this credit facility is subject to negotiation of definitive agreements and satisfaction of a number of conditions. We expect to close this facility during the second quarter of 2000, but there is no assurance that we will do so.

     7.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. In March 2000, the SEC staff announced that the adoption date for SAB No. 101 would be delayed until the second quarter of 2000. We believe that our revenue recognition practices are currently in conformity with the guidelines in SAB No. 101, and therefore this announcement will have no impact on our financial statements.

     In March 2000, the Financial Accounting Standards Board, or FASB, released FASB Interpretation No.44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No.25," which provides clarification of Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We believe that our practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on our financial statements.

     In March 2000, the Emerging Issues Task Force of the FASB, or EITF, issued EITF 00-2, "Accounting for the Costs of Developing a Website." This issue addresses how an entity should account for costs incurred to develop a website. To date, we have not capitalized any such costs and believe that our historical and current practices are in conformity with EITF 00-2 and therefore, this release will not have a material impact on our financial statements.

     In March 2000, the EITF issued EITF 00-3, Application of AICPA SOP 97-2 to "Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware." This issue addresses situations where entities license software applications to a third party and also host those applications. To date we have not recognized significant revenues from applications that are subject to EITF 00-3. We do not expect this pronouncement to have a material impact on our financial statements.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Forward-Looking Statements

     The following discussion of the financial condition and results of operations of Loudeye Technologies contains forward-looking statements within the meaning of section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption "Risk Factors" set forth at the end of this Item 2, the Risk Factors set forth in our prospectus dated March 15, 2000 filed with the Securities and Exchange Commission and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

     Overview

     We are a leading provider of Internet media infrastructure services and applications for the media entertainment and corporate markets that enable our customers to optimize the use of digital media content over the Internet and intranets. We provide our customers with outsourced and end-to-end solutions that include encoding services, publication and distribution of rich media and hosting services.

     Substantially all of our revenues to date have been generated by sales of digital media services. Digital media services revenues consist primarily of encoding services to convert audio and video content into Internet media formats, as well as other services for deployment of media over the Internet.
We charge our customers on either a time and materials basis or a fixed fee basis that depends on a variety of factors, such as volume and type of content provided and number and type of output formats requested. We generally recognize digital media services revenues as the service is provided and invoice our customer upon delivery of encoded product. Payment terms with customers generally require payment within 30 days of the invoice date. Our digital media applications consist of a set of targeted vertical applications based on our media application platform, such as photo albums applications, media-enhanced auction and classified listing applications and media-enhanced advertising and marketing applications. In the first quarter of 2000 we recognized our first revenue from licensing our digital media applications. Revenues consisted of licensing fees and implementation fees of approximately $98,000.

     In the period ended March 31, 2000, we recorded deferred stock-based compensation related to stock options granted below deemed fair market value in that period of $3.1 million. We amortized $1.2 million of deferred stock-based compensation through the same period. This amount represents the difference between the exercise price of stock option grants and the deemed fair value of the common stock at the time of grant. We will record additional stock-based compensation charges of $8.7 million in respect of all options granted to date over the vesting period of the options, which is generally four and one-half years. As a result, the amortization of stock-based compensation associated with options granted prior to the date of this report will impact our reported results of operations through fiscal 2005.

     To date, we have granted approximately 220,000 options to consultants which vest on similar terms as options granted to employees. These terms require that the individuals continue their current consulting relationship with us in order to continue vesting. Approximately 53,000 of these options had vested in full as of March 31, 2000 and therefore have no further compensation related to their vesting. Approximately 53,000 of these options had been cancelled as of March 31, 2000. Remaining options are accounted for in accordance with the provisions of SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model and assuming a term of four and one-half years, a risk-free interest rate of 5.50% and expected volatility of 75%, the options are marked to fair value at each reporting period through charges to stock-based compensation in the statements of operations. Approximately $1.9 million was recognized in stock-based compensation expense related to these options in the quarter ended March 31, 2000.

     In December 1999, we granted a warrant to purchase 650,000 shares of common stock to Valley Media in conjunction with a services agreement. The warrant was exercised in March 2000 in a cashless exercise for a total of 487,500 shares.

     We have sustained losses and incurred negative gross margins on a quarterly and annual basis since inception and we expect to sustain losses and incur negative gross margins for the foreseeable future as we expand our operations and production facilities. As of March 31, 2000, we had an accumulated deficit of $37.2 million. Operating losses resulted from significant costs incurred in the development and sale of our products and services as well as significant non-cash charges related to stock-based compensation and amortization of intangibles and other assets. We expect our operating expenses to continue to increase in all functional areas in order to execute our business plan. As a result, we anticipate that these operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow from operations in the future. We cannot assure you that we will achieve or sustain profitability.

     Our limited operating history makes the prediction of future operating results difficult. In view of our limited operating history and the early and rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results, particularly for the three-month periods ended March 31, 1999 and 2000, are not meaningful and should not be relied upon as an indication of future performance. Our business prospects must be considered in light of the risks and uncertainties often encountered by early-stage companies in the Internet-related products and services market. We may not be successful in addressing these risks and uncertainties. We have experienced significant percentage growth in revenues in recent periods; however, we do not believe that prior growth rates are sustainable or indicative of future growth rates. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

Results of operations
     Three-Month Periods Ended March 31, 2000 and 1999

     Revenues. Revenues were $1.6 million and approximately $301,000 for the three-month periods ended March 31, 2000 and 1999, respectively. The increase was due primarily to an increase in the number and average size of orders for our digital media services. We believe that the increase in sales was primarily driven by the addition during the period ended March 31, 2000 of 17 new employees within sales and marketing for digital media services. Additionally, the introduction of our Consulting Services Group in late 1999 and the commencement of applications sales added to the increase in revenues over the same period last year.

     Cost of Revenues. Cost of revenues increased 467% to $2.2 million in 2000 from approximately $388,000 in 1999. Cost of revenues includes cost of personnel expenses and the allocated portion of facilities and equipment. Stock-based compensation charges of approximately $253,000 and none for the periods ended March 31, 2000 and 1999 are attributable to employees categorized within production (cost of revenues) and are presented in a separate line item within the statements of operations. Cost of revenues as a percent of revenues increased to 132% for the period ended March 31, 2000 from 129% of revenues for the period ended March 31, 1999. The increase in absolute dollars was primarily due to increased sales volumes. The decrease in gross margin as a percent of revenues was primarily due to the expansion of our facilities and added allocations which increased at a rate greater than the increase in our sales.

     Gross margins may be affected by the volume of services provided, the mix of distribution channels used by us, the mix of services and applications provided, and the average order size. We typically realize higher gross margins on direct channel sales relative to indirect channels sales. If sales through indirect channels increase as a percentage of total net revenues our gross margins will decrease.

     Operating Expenses. Operating expenses increased 960% to $10.6 million in the period ended March 31, 2000 from $1.0 million in the period ended March 31, 1999. Without the effect of $3.1 million of stock-based compensation charges and $1.7 million in amortization of intangible assets and partner acquisition costs, operating expenses for the period ended March 31, 2000 would have been $5.8 million, an increase of $4.8 million, or 480% over the period ended March 31, 1999.

     Research and Development Expenses. Research and development expenses consist of salaries and consulting fees to support development and costs of technology acquired from third parties to incorporate into applications and other proprietary technology currently under development. Additionally, costs of developing original digital media applications for license to third parties and continued work on enhancing our proprietary automated encoding processes comprise a significant portion of research and development expenses. Finally, the continued development costs associated with our Valley Media project have added to the increase in research and development costs. Stock-based compensation charges of approximately $157,000 in the period ended March 31, are attributable to employees categorized within research and development and are presented in a separate line item within the statements of operations. There were no stock-based compensation charges in the three month period ended March 31, 1999. To date, approximately $53,000 of research and development costs have been capitalized within other intangible assets as capitalized software development costs. All other research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase significantly. Research and development expenses increased 815% to $1.3 million, or 80% of revenues; in the period ended March 31, 2000 from approximately $142,000, or 47% of revenues, in the period ended March 31, 1999. The increase was due primarily to increases in applications under development and additional development personnel.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, trade show expenses, advertising and cost of marketing collateral. Stock-based compensation charges of approximately $416,000 in the period ended March 31, 2000 are attributable to employees categorized within sales and marketing and are presented in a separate line item within the statements of operations. There were no stock-based compensation charges in the three month period March 31, 1999. Sales and marketing expenses increased 496% to $2.8 million, or 168% of revenues; in the period ended March 31, 2000 from approximately $470,000, or 156% of revenues, in the period ended March 31, 1999. The increase was primarily due to growth in the sales force, commissions paid on the increased sales over the same period in 1999 and costs related to our increased branding and marketing campaigns. We intend to continue our aggressive branding and marketing campaigns and therefore expect sales and marketing expenses to increase significantly.

  General and Administrative Expenses. General and administrative expenses consist primarily of rent and unallocated facilities charges, salaries, legal expenses for general corporate purposes and patents applied for, legal and investor relations costs associated with becoming a public company, and recruiting and relocation costs required for the significant expansion in our operations. We believe that as operations continue to increase in size and scope, general and administrative expenses will continue to increase. General and administrative expenses increased 303% to $1.7 million, or 100% of revenues, in the period ended March 31, 2000 from approximately $422,000, or 140% of
revenues, in the period ended March 31, 1999.   The increase in absolute terms
was primarily driven by new facilities opened during late 1999 and the first quarter of 2000 and the increase in employees in the finance, legal, investor relations and executive areas required to support a larger organization, increased sales and public reporting obligations. Company-wide part-time and full time employment grew from approximately 41 at January 31, 1999 to approximately 294 at March 31, 2000. The decrease as a percentage of revenues was driven by added focus on cost control measures as compared to the same period of the prior year. Stock-based compensation charges of $2.3 million for the period ended March 31, 2000 are attributable to employees and consultants categorized within general and administrative and are presented within a separate line item within the statements of operations. Of the total stock-based compensation charges, $1.9 million is due to marking options granted to consultants to fair value.

     Amortization of Goodwill and other intangibles. Amortization of Goodwill and other intangibles of $1.7 million in the period ended March 31, 2000 includes amortization of the goodwill and identified intangible assets recorded as part of the Alive.com acquisition, which took place in December 1999. Additional amortization of capitalized partner acquisition costs of $1.1 million and $376,000 related to the fair value of warrants granted to Valley Media and the discount on the sale of securities to Akamai Technologies which closed concurrent with our initial public offering is included in this line item on the statements of operations. We had no intangible assets as of March 31, 1999, and accordingly, there were no related amortization charges.

     Stock-Based Compensation. Stock-based compensation of $3.1 million in the period ended March 31, 2000 consists of $1.2 million in amortization of deferred stock compensation related to stock options granted below deemed fair market value through March 31, 2000 and $1.9 million in expense related to marking options granted to consultants to fair market value as of March 31, 2000. There were no stock-based compensation charges in the period ended March 31, 1999.

     Other Income (Expense), net. Net other income (expense) is a combination of earnings on our cash and cash equivalents and short-term investments and interest expense on working capital and equipment financing. This combined total was approximately $581,000 net income in the period ended March 31, 2000 and $10,000 net expense in the period ended March 31, 1999. The increase was due primarily to interest earned on our significantly higher cash and investment balances in 2000, which totaled $108.0 million at March 31, 2000.

Liquidity and Capital Resources

     On March 15, 2000, we closed our initial public offering of 4,500,000 shares of common stock at $16.00 per share, for proceeds of $67.0 million. On April 14, 2000, the underwriters for the IPO exercised their over-allotment option and purchased an additional 675,000 shares at $16.00 per share, for net proceeds of $10.0 million. Concurrent with the initial public offering, we sold 336,022 shares of common stock at a price of $14.88 per share to a strategic investor for net proceeds of $5.0 million. The combined net proceeds of these stock transactions, less offering costs of approximately $1.6 million, were $80.4 million.

     Net cash used in operating activities was $5.9 million and $1.0 million in the three-month periods ended March 31,2000 and 1999, respectively. Cash used in operating activities in 1999 was due primarily to a net loss of $1.1 million. For 2000, cash used in operating activities resulted primarily from a net loss of $10.5 million and a decrease of approximately $3.5 million in accounts payable, largely offset by non-cash charges of $5.5 million related to stock-based compensation, depreciation and amortization and increases of approximately $895,000 in customer deposits and deferred revenues, a decrease in trade accounts receivable of approximately $185,000 and increases of $1.9 million in other accrued expenses.

     Net cash used in investing activities was $10.3 million and approximately $277,000 for the three-month periods ended March 31, 2000 and 1999, respectively. This was primarily related to purchases of equipment and increases in short-term investments.

     Cash provided by financing activities was $71.0 million and none for the three-month periods ended March 31, 2000 and 1999, respectively. This primarily resulted from the net proceeds of our initial public offering on March 15, 2000, which yielded $70.4 million. As of March 31, 2000, we had $108.0 million of cash, cash equivalents and short-term investments.

     As of March 31, 2000, our principal commitments consisted primarily of obligations outstanding under operating leases, a note payable of approximately $777,000 under our credit facility with Imperial Bank and eight notes payable, totaling approximately $2.2 million, under our credit facility with Dominion Venture Finance LLC. Borrowings from Imperial Bank bear interest at Imperial's prime rates and are secured by substantially all of our assets. The average interest rate paid in the period ended March 31, 2000 on our borrowings under the Imperial Bank facility was 8.77%. The notes payable to Dominion bear interest at rates ranging from 8.57% to 9.65%. Interest on the Imperial Bank note is payable monthly, and the principal is due on August 30, 2002. Interest on the Dominion Venture Finance notes is payable monthly, and the principal is due in the third and fourth quarters of 2002. For the foreseeable future we anticipate an increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

     In April 2000, we entered into a non-binding agreement in principal with Imperial Bank to amend our loan agreement with Imperial to permit revolving borrowings and standby letters of credit aggregating up to $2.0 million. Additionally, the amended facility would provide a term loan of up to $10.0 million for the purchase of capital equipment. The $2.0 million credit line would bear interest at Imperial Bank's prime rate (9.0% at March 31, 2000), with principal and interest due at maturity in one year. The $10.0 million equipment facility would bear interest payable monthly during each draw period at Imperial's prime rates plus 0.75% followed by 36 equal monthly payments of principal plus interest. Borrowings under this facility will be secured by a pledge of substantially all of our assets. Closing of this credit facility is subject to negotiation of definitive agreements and satisfaction of a number of conditions. We expect to close this facility during the second quarter of 2000, but there is no assurance that we will do so.

     Since our inception, we have significantly increased our operating expenses. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

     We believe that our existing cash, cash equivalents and short-term investments and the amounts available under the working capital line and the new facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 18 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

                                 RISK FACTORS
                        Risks Related to Our Operations

We have a limited operating history, making it difficult for you to evaluate our business and your investment

     Loudeye was formed as a limited liability company in August 1997 and incorporated in March 1998. We therefore have a very limited operating history upon which an investor may evaluate our operations and future prospects.
Because of our limited operating history, we have limited insight into trends that may emerge and affect our business. In addition, the revenue and income potential of our business and market are unproven. Because of the recent emergence of the Internet media infrastructure industry, none of our executives have significant experience in this industry. As a young company, we face risks and uncertainties relating to our ability to implement our business plan successfully, particularly due to the early stage of the streaming media industry. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the Internet media infrastructure industry, using new and unproven business models.

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline

     We have incurred net losses from operations of $23.0 million during the period August 12, 1997 (inception) through March 31, 2000. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows for the foreseeable future. To achieve profitability, we must, among other things:

     .    Achieve customer adoption and acceptance of our products and services;
     .    Successfully scale our current operations;
     .    Introduce new digital media services and applications;
     .    Implement and execute our business and marketing strategies;
     .    Develop and enhance our brand;
     .    Adapt to meet changes in the marketplace;
     . Respond to competitive developments in the Internet media infrastructure industry;
     . Continue to attract, integrate, retain and motivate qualified personnel; and
     . Upgrade and enhance our technologies to accommodate expanded digital media service and application offerings.

     We might not be successful in achieving any or all of these objectives. Failure to achieve any or all of these objectives could have a serious adverse impact on our business, results of operations and financial position. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, we expect to increase significantly our operating expenses in the near future as we attempt to expand our digital media service and application offerings, grow our customer base, enhance our brand image, improve our technology infrastructure and open new offices. We expect the number of our employees to continue to grow significantly. These higher operating costs will likely increase our quarterly net losses for the foreseeable future. Accordingly, our ability to operate our business and implement our business strategy may be hampered and the value of our stock may decline.

Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance and could cause our stock price to decline

     Our quarterly operating results have fluctuated in the past, and we expect our revenues and operating results to vary significantly from quarter to quarter due to a number of factors, including:

     .    Variability in demand for our digital media services and applications;
     . Market acceptance of new digital media services and applications offered by us and our competitors;
     . Introduction or enhancement of digital media services and applications offered by us and our competitors;
     .    Willingness of our customers to enter into volume purchase orders;
     . The mix of distribution channels through which our products are licensed and sold;
     .    Changes in the growth rate of Internet usage;
     .    Variability in average order size;
     .    Changes in our pricing policies or the pricing policies of our competitors;
     .    Technical difficulties with respect to the use of our products;
     . Governmental regulations affecting use of the Internet, including regulations concerning intellectual property rights and security measures;
     . The amount and timing of operating costs and capital expenditures related to expansion of our business operations and infrastructure;
     . General economic conditions such as fluctuating interest rates and inflation; and
     . Economic conditions specifically related to the Internet such as fluctuations in the costs of Internet access, hardware and software and the profitability of the Internet businesses that are our customers.

     Our limited operating history and new and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons. We expect our operating expenses to increase significantly in absolute dollars.
Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of future revenues. These expenditure levels are, to a large extent, fixed in the short term. Thus, we may not be able to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues and any significant shortfall in revenues relative to planned expenditures could have an immediate adverse effect on our business and results of operations. If our operating results fall below the expectations of securities analysts and investors in some future periods, our stock price will likely decline.

     Historically, we have priced our digital media services based on the customer's projected service volumes. We generally offer our digital media services through volume purchase orders with prices determined by customers committing to specific service volumes and schedules and paying nonrefundable deposits. We attempt to secure these commitments from customers to enable us to schedule time in our production facilities, to staff our operations efficiently and to forecast revenues and cost of revenues. If our customers are not willing to do business with us on these terms or if they do not fulfill their commitments under volume purchase orders, our ability to forecast revenues will be adversely affected and could contribute to increased fluctuation in our quarterly results, which could seriously harm our business.

     Although we have recently achieved significant percentage increases in our quarterly revenues, this does not mean that future quarters can be expected to show similar percentage revenue increases.

We are dependent on the development and rate of adoption of digital media and the delay or failure of this development would seriously harm our business.

     The development of commercial applications for digital media content is in its very early stages. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective medium for the distribution of digital media content to consumers, then we will not succeed in executing our business plan. Many factors could inhibit the growth of electronic commerce in general and the distribution of digital media content in particular, including concerns about the profitability of Internet-based businesses, uncertainty about how to generate revenue by using rich media, bandwidth constraints, piracy and privacy.

     Our success depends on users having access to the necessary hardware, software and bandwidth, or data transmission capability, to receive high quality digital media over the Internet. Congestion over the Internet and data loss may interrupt audio and video streams, resulting in unsatisfying user experiences. In order to receive digital media adequately, users generally must have multimedia personal computers with certain microprocessor requirements and a data transmission capability of at least 28.8 Kbps as well as streaming media software. The success of digital media over the Internet depends on the continued roll-out of broadband access to consumers on an affordable basis. Users typically download digital media software and install it on their personal computers. This installation may require technical expertise that some users do not possess. Furthermore, some information systems managers block reception of digital media over corporate intranets because of bandwidth constraints. Widespread adoption of digital media technology depends on overcoming these obstacles, identifying viable revenue models for digital media, improving audio and video quality and educating customers and users in the use of digital media technology. If digital media technology fails to overcome these obstacles, our business could be seriously harmed.

     We may be liable to third parties for the content that we encode, distribute or make available on our site:

     . If the content violates third party copyright, trademark, or other intellectual property rights;
     . If our customers violate the intellectual property rights of others by providing content to us or by having us perform digital media services; or
     . If content that we encode or otherwise handle for our customers is deemed obscene, indecent, or defamatory.

     In addition, we face the risk of our customers misrepresenting to us that they have all necessary ownership rights in the content for us to perform our encoding services. Any alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management's attention which could have an adverse effect on our business, results of operations and financial condition. Our customers for encoding services generally agree to hold us harmless from claims arising from their failure to have the right to encode the content given to us for that purpose. However, customers may contest this responsibility or not have sufficient resources to defend claims and we have limited insurance coverage for claims of this nature.

     Because we host audio and video content on our Web site and on other Web sites for customers and provide services related to digital media content, we face potential liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials we host. Claims of this nature have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business.

     We cannot assure you that third parties will not claim infringement by us with respect to past, current, or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. In addition, these risks are difficult to quantify in light of the continuously evolving nature of laws and regulations governing the Internet. Any claim relating to proprietary rights, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements, and we can not assure you that we will have adequate insurance coverage or that royalty or licensing agreements will be available on terms acceptable to us or at all.

We rely on strategic relationships to promote our services and for access to licensed technology; if we fail to maintain or enhance these relationships, our ability to serve our customers and develop new services and applications could be harmed

     Our ability to provide our services to users of multiple technologies and platforms depends significantly on our ability to develop and maintain our strategic relationships with key streaming media technology companies including, among others, Apple

Computer, Inc., Microsoft Corporation, RealNetworks, Inc. and Terran Interactive, Inc. and hosting and distribution companies including, among others, Digital Island, Inc., Enron Corp., Akamai Technologies, Inc., and iBEAM Broadcasting. We rely on these relationships for licensed technology to maintain our ability to service RealNetworks RealMedia, Microsoft Windows Media and Apple Quicktime platforms and applications. Due to the evolving nature of the Internet media infrastructure market, we will need to develop additional relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom we do not have preexisting relationships. We cannot be certain that we will be successful in developing new relationships or that our partners will view these relationships as significant to their own business or that they will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our brand and services.

If we are ineffective in managing our rapid growth, our business may be harmed

     We have rapidly and significantly expanded our operations and anticipate that further rapid expansion will be required to execute our business strategy. This growth has accelerated since January 1, 1999; from January 1, 1999 to March 31, 2000, we have grown from 41 to 294 employees. In December 1999, we acquired Alive.com. In addition, we are in the process of installing additional production equipment for our digital media services. Integrating additional production facilities with our existing space has placed a significant strain on our employees, management systems, information systems, accounting systems, encoding systems and other resources. If we do not manage our growth effectively, our business, results of operations and financial condition could be seriously harmed.

     Our current systems are insufficient to accommodate our targeted level of future operations. Effectively managing our expected future growth will require, among other things, that we successfully upgrade and expand our production processes and systems, expand the breadth of products and services we offer, improve our management reporting capabilities and strengthen internal controls and accounting systems. We will also need to attract, hire and retain highly skilled and motivated officers and employees. We must also maintain close coordination among our marketing, operations, development and accounting
organizations.   We have recently added new production facilities in Santa
Monica, California, and plan to add sales offices and production facilities in New York, New York as well as internationally. In March 2000 we opened a sales office in London, England. This broad expansion will create significant challenges for us. If we are unable to meet these effectively, our business could be harmed.

Technological advances may cause our services and applications to be unnecessary

     As more audio and video content is originally created in digital media formats, the need for our encoding services may decrease. In addition, the advancement of features in streaming media software applications from Microsoft, RealNetworks and others may incorporate services and applications we currently offer, or intend to offer, making our services or applications unnecessary or obsolete. This could seriously harm our business.

If we are unable to scale our capacity sufficiently as demand increases, we may lose customers which would seriously harm our business

     The average volume of orders we have had to fulfill has been below our designed capacity, and we cannot be certain that our facilities and employees will be able to manage a substantially larger number of customer orders or volume of content while maintaining current levels of performance. If customer demand increases, our failure to achieve or maintain high capacity for our production facilities may cause us to lose customers or fail to gain new ones, reducing our revenues and causing our business and financial results to suffer.

The failure to retain and attract key technical personnel and other highly qualified employees could harm our business

     Because of the complexity of our services, applications and related technologies, we are substantially dependent upon the continued service of our existing product development personnel. In addition, we intend to hire additional engineers with high levels of experience in designing and developing software and rich media products in time-pressured environments. There is intense competition in the Puget Sound region for qualified technical personnel in the software and technology markets. New personnel will require training and education and take time to reach full productivity. Our failure to attract, train, and retain these key technical personnel could seriously harm our business.

     As we continue to introduce additional applications and services, and as our customer base and revenues grow, we will need to hire additional qualified personnel in every other area of operations as well. Competition for these personnel is also extremely intense, and we may not be able to attract, train, assimilate or retain qualified personnel in the future. Our failure to attract or retain qualified personnel could seriously harm our business, results of operations and financial condition.

     Finally, our business and operations are substantially dependent on the performance of our executive officers and key employees, all of whom are employed on an at-will basis and have worked together for only a short period of time. We do not maintain "key person" life insurance on any of our executive officers. The loss of Martin G. Tobias, our founder and chief executive officer, could seriously harm our business, as could the loss of several other key executives.

Competition may decrease our market share, revenues, and gross margins, which may cause our stock price to decline

     Our products and services are divided into digital media services, which is the encoding of audio and video content for deployment over the Internet, and digital media applications, which are applications that enable our customers to employ digital media in their Web-based products and services.

     The market for digital media services and applications is relatively new, and we face competition from in-house encoding services by potential customers, other vendors that provide outsourced digital media services and companies that directly provide digital media applications. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for Internet media services and applications, the more competitors are likely to emerge including turnkey Internet media application and service providers such as Yahoo!, Broadcast Services, and V-Stream; streaming media platform developers such as Apple, Microsoft, RealNetworks, and Liquid Audio, Inc.; and video post-production houses. Our digital media services business may face competitive services from companies such as Globix Corporation, Magnum Design and Sonic Foundry. Our digital media applications business may face competitive products from companies like AudioSoft, AudioTruck, InterTrust Technologies Corporation, Microsoft, RealNetworks, Versifi, Virage and Vignette Corporation.

     We also may not compete successfully against current or future competitors, many of whom have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that are more sophisticated than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations.

Our business model is unproven, making it difficult to forecast our revenues and operating results

     Our business model is based on the premise that digital media content providers and developers will outsource a large percentage of their encoding services needs and content management needs. Our potential customers may rely on internal resources for these needs. In addition, technological advances may render an outsourced solution unnecessary, particularly as new media content is created in a digital format. Market acceptance of our services will depend in part on reductions in the cost of our services so that we may offer a more cost effective solution than both our competitors and our customers doing the work internally. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or may not lead to improved gross margins. In order to remain competitive, we must reduce the cost of our services through design and engineering changes. We may not be successful in reducing the costs of our services.

Average selling prices of our services may decrease, which may harm our gross margins

     The average selling prices of our services may be lower than expected as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments or otherwise. The pricing of services sold to our customers depends on the duration of the agreement, the specific requirements of the order, purchase volumes, the sales and service support and other contractual agreements. We have experienced and expect to continue to experience pricing pressure and anticipate that the average selling prices and gross margins for our products will decrease over product life cycles. We may not be successful in developing and introducing on a timely basis new products with enhanced features that can be sold at higher gross margins.

If we fail to enhance our existing services and applications products or develop and introduce new digital media services, applications and features in a timely manner to meet changing customer requirements and emerging industry standards, our ability to grow our business will suffer

     The market for Internet media infrastructure solutions is characterized by rapidly changing technologies and short product life cycles. These market characteristics are heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of the new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

     .    Identify and respond to emerging technological trends in the market;
     .    Develop and maintain competitive digital media services and applications;
     . Enhance our products by adding innovative features that differentiate our digital media services and applications from those of our competitors;
     .    Acquire and license leading technologies;
     . Bring digital media services and applications to market on a timely basis at competitive prices; and
     . Respond effectively to new technological changes or new product announcements by others.

     We will not be competitive unless we continually introduce new services and applications and enhancements to existing services and applications that meet evolving industry standards and customer needs. In the future, we may not be able to address effectively the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. The technical innovations required for us to remain competitive are inherently complex, require long development schedules and are dependent in some cases on sole source suppliers. We will be required to continue to invest in research and development in order to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most development expenses must be incurred before the technical feasibility or commercial viability or new or enhanced services and applications can be ascertained. Revenue from future services and applications or enhancements to services and applications may not be sufficient to recover the associated development costs.

We cannot be certain that we will be able to protect our intellectual property, and we may be found to infringe proprietary rights of others, which could harm our business

     Our intellectual property is important to our business, and we seek to protect our intellectual property through copyrights, trademarks, patents, trade secrets, confidentiality provisions in our customer, supplier and strategic relationship agreements, nondisclosure agreements with third parties, and invention assignment agreements with our employees and contractors. We presently have five patent applications on file with the U.S. Patent and Trademark Office. We cannot assure that any or all of the patent applications will be granted. We cannot assure you that measures we take to protect our intellectual property will be successful or that third parties will not develop alternative solutions that do not infringe upon our intellectual property. In addition, we could be subject to intellectual property infringement claims by others. These claims, and any resultant litigation, should it occur, could subject us to significant liability for damages including treble damages for willful infringement. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. Further, we plan to offer our digital media services and applications to customers worldwide including customers in foreign countries that may offer less protection for our intellectual property than the United States. Our failure to protect against misappropriation of our intellectual property, or claims that we are infringing the intellectual property of third parties could have a negative effect on our business, revenues, financial condition and results of operations.

We depend on a limited number of large customers for a majority of our revenues so the loss or delay in payment from one or a small number of customers could have a significant impact on our revenues and operating results

     A limited number of large customers have accounted for a majority of our revenues and will continue to do so for the foreseeable future. During the three-months ended March 31, 1999, one of our customers composed approximately 12% of our revenues, while in the three-months ended March 31, 2000, three customers composed approximately 51% of our revenues. We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation or delay of a customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues for the quarter. If we were to lose a key customer, our business, financial condition, and operating results could suffer. In addition, if a key customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing our customer base, our business could be harmed.

The length of our sales cycle is uncertain and therefore could cause significant variations in our operating results

     Our largest customers are typically large corporations that often require long testing and approval processes before making a purchase decision. Therefore, the length of our sales cycle-the time between an initial customer contact and completing a sale-has been and may continue to be unpredictable.
The time between the date of our initial contact with a potential new customer and the execution of a sales contract with that customer ranges from less than two weeks to more than six months, depending on the size of the customer, the application of our solution and other factors. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal acceptance procedures. During the sales cycle, we may expend substantial sales and management resources without generating corresponding revenues. Our expense levels are relatively fixed in the short term and are based in part on our expectation of future revenues. As a result, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represent a large portion of our revenues.

The technology underlying our services and applications is complex and may contain unknown defects that could harm our reputation, result in product liability or decrease market acceptance of our services and applications

     The technology underlying our digital media services and applications is complex and includes software that is internally developed and software licensed from third parties. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services and applications or enhancements until after they are sold. Furthermore, because our digital media services are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality product for our customers. Because our customers depend on us for digital media management, any interruptions could:

     .    Damage our reputation;
     .    Cause our customers to initiate product liability suits against us;
     .    Increase our product development resources;
     .    Cause us to lose sales; and
     . Delay market acceptance of our digital media services and applications.

     We do not possess product liability insurance, and our errors and omissions coverage is not likely to be sufficient to cover our complete liability exposure.

Our expansion into international markets will require significant resources and will subject us to new risks that may limit our return from our international sales efforts

     One of our strategies to increase our sales is to add an international sales force and operations. In March 2000 we opened a sales office in London, England. Our further expansion will involve a significant use of management and financial resources, particularly because we have no previous experience with international operations. We may not be successful in creating international operations or sales. In addition, international business activities are subject to a variety of risks, including:

     . The adoption of laws detrimental to our operations such as legislation relating to the collection of personal data over the Internet or laws, regulations or treaties governing the export of encryption related software;
     .    Currency fluctuations;
     . Actions by third parties such as discount pricing and business techniques unique to foreign countries;
     .    Political instability; and
     . Economic conditions including inflation, high tariffs or wage and price controls.
     We do not possess "political risk" insurance, and any of these risks could restrict or eliminate our ability to do business in foreign jurisdictions.

Any acquisitions we make, including our recent acquisition of Alive.com, could disrupt our business and harm our financial condition

     We expect to search for and acquire businesses, technologies, services, or products that we believe are a strategic fit with our business. We currently have no binding commitments or definitive agreements with respect to any material acquisition. If we do undertake any transaction of this sort, the process of integrating an acquired business, technology, service, or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or amortization expenses related to goodwill and other intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business, results of operations and financial condition.

     In addition to recent changes in the Financial Accounting Standards Board and SEC rules for merger accounting may affect our ability to make acquisitions or be acquired. For example, elimination of the "pooling" method of accounting for mergers increases the amount of goodwill that we would be required to account for if we acquired another company, which would have an adverse financial impact on our future net income. Further, the reduced availability of write-offs for in-process research and development costs under the purchase method of accounting in connection with an acquisition could make an acquisition more costly for us.

We have in the past experienced returns of our customers' encoded content, and as our business grows we may experience increased returns, which could harm our reputation and negatively affect our operating results

     In the past, we have had on occasion difficulty monitoring the quality of our service. A limited number of our customers have returned encoded content to us for our failure to meet the customer's specifications and requirements. It is likely that we will experience some level of returns in the future and, as our business grows, the amount of returns may increase. Also, returns may harm our relationship with potential customers and business in the future. If returns increase, our reserves may not be sufficient and our operating results would be negatively affected.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We provide internet media infrastructure services and applications. Our financial results could be affected by factors such as changes in interest rates. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our risks. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we anticipate no material market risk exposure. Therefore, no quantitative tabular disclosures are presented.

                          PART II.  OTHER INFORMATION

ITEM 1:        LEGAL PROCEEDINGS

               None.

ITEM 2:        CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Recent Sales of Unregistered Securities

     On March 15, 2000, concurrent with the closing of our initial public offering, we sold to Akamai Technologies, Inc., or Akamai, 336,022 shares of our unregistered common stock at $14.88 per share, which generated cash proceeds of $5.0 million. In issuing these securities, we relied on Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. Akamai represented to us that it was an accredited investor within the meaning of Rule 501 of Regulation D and was able to bear the financial risk of its investment. Akamai further represented that its intention to acquire the securities was for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities. We did not make any offer to sell the securities by means of any general solicitation or general advertising within the meaning of Rule 502 of Regulation D of the Securities Act. We intend to use the net proceeds from the private placement primarily for working capital and general corporate purposes.

     In the quarter ended March 31, 2000, we issued 986,551 shares of unregistered common stock to employees pursuant to the exercise of stock options under our 1998 Stock Option Plan. These options were exercised at a weighted average exercise price of $0.47 per share. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act.

(d)  Use of Proceeds from Sales of Registered Securities

     On March 15, 2000, we completed an initial public offering of our common stock pursuant to a registration statement on Form S-1, file number 333-93361 that was declared effective by the SEC on March 14, 2000. All 4,500,000 shares of common stock offered in the final prospectus, as well as an additional 675,000 shares of common stock subject to the underwriters' over-allotment option that was exercised on April 14, 2000, were sold at a price per share of $16.00. The managing underwriters of our offering were BancBoston Robertson Stephens, Chase H&Q, and CIBC World Markets. The aggregate gross proceeds of the shares offered and sold was $87.8 million. In connection with the offering, we paid an aggregate of $5.8 million in underwriting discounts and commissions to the underwriters. In addition, the following table sets forth the other material expenses incurred in connection with the offering.

                                                                  Amount Paid
                                                                  -----------
     Securities and Exchange Commission registration fee          89,000
     NASD filing fee                                               9,000

     Nasdaq National Market  listing fee                          118,000
     Printing and engraving expenses                              350,000
     Legal fees and expenses                                      309,000
     Accounting fees and expenses                                 211,000
     Travel fees and expenses                                     315,000
     Miscellaneous fees and expenses                              148,000
                                                               ----------
     Total                                                     $1,549,000
                                                               ==========

     After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from our initial public offering of approximately $80.4 million. We are using the net proceeds raised in our initial public offering primarily for working capital and general corporate purposes and to repay indebtedness.

     To date we have not used any of the proceeds from the offering, but we intend to use the proceeds from this offering as follows:

     .    We intend to expand our operations internationally. In March, 2000 we announced the opening of our first international office in London to increase sales to customers already served from our Seattle office, and to expand our presence in Europe.

     .    We have opened production facilities in Santa Monica, California and intend to open facilities in New York, New York in 2000. We estimate that over $3.5 million will be used to fund the initial build-out of these facilities.

     .    We continue to incur losses from operations and expect to fund these through the net proceeds from our financings to date. The remainder of the net proceeds will be used for working capital and general corporate purposes. The amounts that we actually expend for working capital will vary significantly depending on a number of factors, including future revenue growth, if any, and the amount of cash we generate from operations. As a result, we will retain broad discretion in allocating the net proceeds of our initial public offering.

     In addition, we may use a portion of the net proceeds our initial public offering to acquire or invest in complementary businesses, products and technologies. From time to time, in the ordinary course of business, we expect to evaluate potential acquisitions of such businesses, products or technologies. As a result, we will have broad discretion in the way we use net proceeds. Pending such uses, the net proceeds will be invested in interest bearing, investment-grade securities.

     None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly, to directors, officers or general partners of the Company or their associates, persons owing 10% or more of any class of our securities, or affiliates of the Company.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

          (a)/(c) Effective February 9, 2000, at least a majority of the holders of capital stock of Loudeye approved the following items in an action by written consent:

 .    the form of post initial public offering Amended and Restated Certificate of Incorporation of Loudeye Technologies, Inc.;

 .    the adoption of the 2000 Stock Option Plan;

 .    the adoption of the 2000 Director Stock Option Plan;

 .    the adoption of the 2000 Employee Stock Purchase Plan;

 .    the election of directors; and

 .    the conversion of all of our outstanding preferred stock into common stock.

(b) Martin G. Tobias, Charles P. Waite, Jr., Stuart Ellman and Johan Liedgren were reelected to the Board of Directors and constitute all of the directors whose terms of office continued after the date of the stockholder action.


ITEM 5:    OTHER INFORMATION

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

------------------------------------------------------------------------------------------------
Exhibit Number                                      Description
--------------                                      -----------
------------------------------------------------------------------------------------------------
2.1*                Agreement and Plan of Reorganization dated November 19, 1999 between
                    Loudeye Technologies, Inc. and Alive.com, Inc.
------------------------------------------------------------------------------------------------
3.1*                Fifth Amended and Restated Certificate of Incorporation of Loudeye
                    Technologies, Inc.
------------------------------------------------------------------------------------------------
3.2*                Form of Amended and Restated Certificate of Incorporation of Loudeye.
------------------------------------------------------------------------------------------------
3.4*                Bylaws of Loudeye Technologies, Inc.
------------------------------------------------------------------------------------------------
4.1*                Form of Loudeye Technologies, Inc. common stock certificate.
------------------------------------------------------------------------------------------------
10.1*               Form of Indemnification Agreement between Loudeye Technologies and each of its officers and directors.
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
10.2*               1998 Stock Option Plan, as amended.
------------------------------------------------------------------------------------------------
10.3*               Alive.com, Inc. 1998 Stock Option Plan.
------------------------------------------------------------------------------------------------
10.4*               2000 Stock Option Plan.
------------------------------------------------------------------------------------------------
10.5*               2000 Director Stock Option Plan.
------------------------------------------------------------------------------------------------
10.6*               2000 Employee Stock Purchase Plan.
------------------------------------------------------------------------------------------------
10.7*               Series A Preferred Stock Subscription Agreement dated March 26, 1998 between Loudeye Technologies, Inc. and Martin Tobias.
------------------------------------------------------------------------------------------------
10.8*               Series A Preferred Stock Subscription Agreement dated March 26, 1998 between Loudeye Technologies, Inc. and Alex Tobias.
------------------------------------------------------------------------------------------------
10.9*               Series A Preferred Stock Note Conversion Agreement dated June 5, 1998 between Loudeye Technologies, Inc. and Martin Tobias.
------------------------------------------------------------------------------------------------
10.10*              Series B Preferred Stock Purchase Agreement dated June 5, 1998 among
                    Loudeye Technologies, Inc. and Purchasers of Series B Preferred Stock.
------------------------------------------------------------------------------------------------
10.11*              Series C Preferred Stock Purchase Agreement dated April 30, 1999 among
                    Loudeye Technologies and Purchasers of Series C Preferred Stock.
------------------------------------------------------------------------------------------------
10.12*              Series C Preferred Stock Purchase Agreement dated August 6, 1999 among
                    Loudeye Technologies, Inc. and Purchasers of Series C Preferred Stock.
------------------------------------------------------------------------------------------------
10.13*              Form of Warrant To Purchase Series C Preferred Stock dated June 22, 1999 between Loudeye Technologies, Inc. and Dominion Capital Management, L.L.C.
------------------------------------------------------------------------------------------------
10.14*              Series D Preferred Stock Purchase Agreement dated December 14, 1999 among
                    Loudeye Technologies, Inc. and Purchasers of Series D Preferred Stock.
------------------------------------------------------------------------------------------------
10.15*              Amended and Restated Investors' Rights Agreement dated December 14, 1999 among Loudeye Technologies, Inc. and certain holders of our preferred stock.
------------------------------------------------------------------------------------------------
10.16*              Warrant to Purchase Common Stock dated December 17, 1999 between Loudeye
                    Technologies, Inc. and Valley Media, Inc.
------------------------------------------------------------------------------------------------
10.17*              Lease Agreement dated August 10, 1999 between Loudeye Technologies, Inc.and
                    Times Square Building LLC for offices at Times Square Building, 414 Olive
                    Way, Suite 300, Seattle, Washington.
------------------------------------------------------------------------------------------------
10.18*              Lease Agreement dated September 1, 1998 between Loudeye Technologies,
                    Inc. and Martin Tobias for offices at 3406 E. Union Street, Seattle,
                    Washington.
------------------------------------------------------------------------------------------------
10.19*              Lease Agreement dated October 28, 1999 between Loudeye Technologies, Inc.and
                    Westlake Park Associates for offices at Centennial Building, 1904 Fourth
                    Avenue, Seattle, Washington.
------------------------------------------------------------------------------------------------
10.20*              Lease Agreement dated June 7, 1999 between Loudeye Technologies, Inc. and
                    MSI 83 King LLC for offices at 83 King Street, Seattle, Washington.
------------------------------------------------------------------------------------------------
10.21*              Lease Agreement dated November 9, 1999 between Loudeye Technologies, Inc.
                    and Downtown Entertainment Associates, LP for offices at 1424 Second
                    Street, Santa Monica, California.
------------------------------------------------------------------------------------------------
10.22+*             Encoding Services Agreement dated June 30, 1999 between Loudeye
                    Technologies, Inc. and Emusic.com, Inc.
------------------------------------------------------------------------------------------------
10.23+*             Services Agreement dated December 17, 1999 between Loudeye Technologies,
                    Inc. and Valley Media, Inc.
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
10.24*              Imperial Bank Starter Kit Loan and Security Agreement dated August 4, 1998 between Loudeye Technologies, Inc. and Imperial Bank.
------------------------------------------------------------------------------------------------
10.25*              Loan and Security Agreement with Dominion Venture Finance L.L.C. dated June
                    15, 1999 between Loudeye Technologies, Inc. and Dominion Venture Finance
                    L.C.C.
------------------------------------------------------------------------------------------------
10.26*              Offer Letter to David Bullis dated June 23, 1999.
------------------------------------------------------------------------------------------------
10.27*              Offer Letter to Larry Culver dated August 2, 1999.
------------------------------------------------------------------------------------------------
10.28*              Offer Letter to Douglas Schulze dated August 30, 1999.
------------------------------------------------------------------------------------------------
10.29*              Offer Letter to James Van Kerkhove dated November 5, 1999.
------------------------------------------------------------------------------------------------
10.30*              Offer Letter to David Weld dated December 2, 1999.
------------------------------------------------------------------------------------------------
10.31*              Offer Letter to Tom Hodge dated January 17, 2000.
------------------------------------------------------------------------------------------------
10.32+*             Agreement between Loudeye Technologies, Inc. and Microsoft Corporation dated June 22, 1998.
------------------------------------------------------------------------------------------------
10.33*              Common Stock Purchase Agreement between the Registrant and Akamai
                    Technologies, Inc. dated as of February 15, 2000.
------------------------------------------------------------------------------------------------
10.34+*             Services Agreement between Loudeye Technologies, Inc. and Akamai
                    Technologies, Inc. dated as of February 15, 2000.
------------------------------------------------------------------------------------------------
27.1                Financial Data Schedule
------------------------------------------------------------------------------------------------

 +     Confidential treatment has been requested as to certain portions of this
 Exhibit.
 * Incorporated by reference to Loudeye Technologies, Inc.'s registration statement on Form S-1 file number 333-93361.

 (b)   Reports on Form 8(k).

       None.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.

                                       LOUDEYE TECHNOLOGIES, INC.



                                       By  /s/ LARRY G. CULVER
                                          -------------------------------------
                                          Larry G. Culver
                                          Chief Financial Officer