Form 10-Q
period 2000-06-30
LOUDEYE TECHNOLOGIES INC
filed 2000-08-14
CIK 1064648

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                 For the quarterly period ended June 30, 2000

                                      or

   [_] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

           For the transition period from __________ to __________

                    Commission File Number: 0-29583

                         Loudeye Technologies, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              Delaware                                   91-1908833
    ---------------------------------               ---------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

   Times Square Building 414 OliveWay, Suite 300, Seattle, WA         98101
 ----------------------------------------------------------------------------
             (Address of principal executive offices)             (Zip Code)

                                  206-832-4000
                          ----------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common                                        37,015,365
-------------------------                 ------------------------------
       (Class)                            (Outstanding at July 31, 2000)

                          Loudeye Technologies, Inc.

                          Form 10-Q Quarterly Report
                      For the Quarter Ended June 30, 2000



                               TABLE OF CONTENTS

                                                                                  Page
                                                                                  Number
                                                                                  ------
PART  I.  Financial Information
Item  1   Financial Statements..................................................    3
          Condensed Balance Sheets as of June 30, 2000 (unaudited) and
          December 31, 1999 ....................................................    3

          Condensed Statements of Operations for the three and six months
          ended June 30, 2000 and June 30, 1999 (unaudited).....................    4

          Condensed Statements of Cash Flows for the six months ended June
          30, 1999 and 2000 (unaudited).........................................    6

          Notes to Unaudited Condensed Financial Statements.....................    7

Item  2  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................    6

Item  3  Quantitative and Qualitative Disclosures About Market Risk.............   36

PART  II.   Other Information

Item  1  Legal Proceedings......................................................   37
Item  2  Changes in Securities and Use of Proceeds..............................   37
Item  3  Defaults Upon Senior Securities........................................   37
Item  4  Submission of Matters to a Vote of Security Holders....................   38
Item  5  Other Information......................................................   38
Item  6  Exhibits and Reports on Form 8-K.......................................   38
Signatures......................................................................   40

                        PART I - FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

                          LOUDEYE TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS
         (All amounts in thousands except share and per share amounts)

                                                                    As of           As of
                                                                    -----           -----
                                                               June 30, 2000     December 31,
                                                               -------------     -----------
                                                                                    1999
                                                                                    ----
                                                                 (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents..............................  $    107,569       $   49,273
      Accounts receivable, net of allowance of $163 and
            $187, respectively...............................         1,487              955
      Short-term investments.................................           695              530
      Prepaid and other assets...............................         1,507              597
                                                               ------------       ----------
            Total current assets.............................       111,258           51,355
Property and equipment, net..................................        16,743            5,282
Goodwill, net................................................        12,281           14,207
Intangibles and other long-term assets.......................         8,512            5,931
                                                               ------------       ----------
            Total assets.....................................  $    148,794       $   76,775
                                                               ============       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable.......................................           771            4,778
      Accrued compensation and benefits......................         1,295              388
      Accrued liabilities....................................         1,264              587
      Customer deposits......................................           436              438
      Deferred revenues......................................           710                -
      Current portion of long-term obligations...............         2,496            1,132
                                                               ------------       ----------
            Total current liabilities........................         6,972            7,323
Long-term obligations, less current portion..................         7,851            1,963
                                                               ------------       ----------
            Total liabilities................................        14,823            9,286

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 and
 41,000,000 shares authorized, 0 and 21,063,236 issued
 and outstanding, preference in liquidation of $0 and
 $60,903,932.................................................            --           58,536
Common stock and additional paid in capital and common
 stock warrants, $0.001 par value, 100,000,000 shares
 authorized; 36,890,295 and 8,696,257 issued and
 outstanding.................................................       186,521           28,305
Deferred stock compensation..................................        (6,519)          (6,843)
Beneficial conversion feature................................            --           14,121
Accumulated deficit..........................................       (46,031)         (26,630)
                                                               ------------       ----------
      Total stockholders' equity.............................       133,971           67,489
                                                               ------------       ----------
            Total liabilities and stockholders' equity.......  $    148,794       $   76,775
                                                               ============       ==========

   The accompanying notes are an integral part of these financial statements.

                          LOUDEYE TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
         (All amounts in thousands except share and per share amounts)

                                                                Three Months Ended June 30,
                                                               ------------------------------
                                                                      2000               1999
                                                               -----------        -----------
Revenues:
    Digital media services...................................  $     2,399        $       528
    Digital media applications...............................          153                  -
                                                               -----------        -----------
          Total revenues.....................................        2,552                528

Cost of revenues (exclusive of stock-based compensation
 expense of $87 in 2000 and $1 in 1999 shown below)
    Digital media services...................................        2,999                530
    Digital media applications...............................           48                  -
                                                               -----------        -----------
          Total cost of revenues.............................        3,047                530
                                                               -----------        -----------

      Gross margin...........................................         (495)                (2)
                                                               -----------        -----------

Operating Expenses:
    Research and development (exclusive of stock-based
    compensation expense of $54 in 2000 and $0 in
    1999 shown below)........................................        1,780                202
    Sales and marketing (exclusive of stock-based
    compensation expense of $142 in 2000 and $1 in
    1999 shown below and other non-cash charges of $188
    in 2000 shown below).....................................        4,228                927
    General and administrative (exclusive of stock-based
    compensation (credit)/expense of $(55) in 2000 and
    $6 in 1999 shown below)..................................        1,881                590
Amortization of goodwill and other intangibles...............        1,826                 --
Stock-based compensation.....................................          228                  8
                                                               -----------        -----------
Total operating expenses.....................................        9,943              1,727
                                                               -----------        -----------

Interest income..............................................        1,725                 23
Interest expense and other...................................         (166)               (33)
                                                               -----------        -----------
Net loss.....................................................  $    (8,879)       $    (1,739)
                                                               ===========        ===========

Basic and diluted net loss per share.........................  $     (0.25)       $     (0.33)
Weighted average shares outstanding used to compute
      basic and diluted net loss per share...................   35,143,171          5,292,944
Basic and diluted pro forma net loss per share...............  $     (0.25)       $     (0.11)
Weighted average shares outstanding used to compute
      basic and diluted pro forma net loss per share.........   35,143,171         15,140,348

       The accompanying notes are an integral part of these statements.

                          LOUDEYE TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
         (All amounts in thousands except share and per share amounts)

                                                                      Six Months Ended June 30,
                                                                      ------------------------
                                                                        2000             1999
                                                                        ----             ----
Revenues:
    Digital media services.....................................  $     3,950      $       829
    Digital media applications.................................          251                -
                                                                 -----------      -----------
          Total revenues.......................................        4,201              829

Cost of revenues (exclusive of stock-based compensation
expense of $340 in 2000 and $1 in 1999 shown below)
    Digital media services.....................................        5,133              917
    Digital media applications.................................           84                -
                                                                 -----------      -----------
          Total cost of revenues...............................        5,217              917
                                                                 -----------      -----------

      Gross margin.............................................       (1,016)             (88)
                                                                 -----------      -----------

Operating Expenses:
    Research and development (exclusive of stock-based
    compensation expense of $211 in 2000 and $0 in 1999
    shown below)...............................................        3,093              344
    Sales and marketing (exclusive of stock-based
    compensation expense of $558 in 2000 and $1 in 1999
    shown below and other non-cash charges of $298 in
    2000 shown below)..........................................        7,004            1,397
    General and administrative (exclusive of stock-based
    compensation expense of $2,258 in 2000 and $6 in 1999
    shown below)...............................................        3,532            1,012
Amortization of goodwill and other intangibles.................        3,529               --
Stock-based compensation.......................................        3,367                8
                                                                 -----------      -----------
Total operating expenses.......................................       20,525            2,761
                                                                 -----------      -----------

Interest income................................................        2,416               33
Interest expense and other.....................................         (276)             (54)
                                                                 -----------      -----------
Net loss.......................................................  $   (19,401)     $    (2,870)
                                                                 ===========      ===========

Basic and diluted net loss per share...........................  $     (0.82)     $     (0.54)
Weighted average shares outstanding used to compute
      basic and diluted net loss per share.....................   23,707,605        5,290,472
Basic and diluted pro forma net loss per share.................  $     (0.60)     $     (0.20)
Weighted average shares outstanding used to compute
      basic and diluted pro forma net loss per share...........   32,366,935       14,335,664

       The accompanying notes are an integral part of these statements.

                           LOUDEYE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
         (All amounts in thousands except share and per share amounts)

                                                                 Six Months Ended June 30,
                                                                   2000              1999
                                                              ------------------------------
Cash flows from operating activities:
Net Loss:...................................................     $(19,401)         $ (2,870)
Adjustments to reconcile net loss to net cash
used in operating activities
     Depreciation and amortization..........................        5,017               263
     Gain on disposal.......................................           24                 -
     Stock-based compensation...............................        3,367                 8
Changes in operating assets and liabilities, net of
amounts acquired
     Accounts receivable....................................         (367)             (526)
     Prepaid expenses and other current assets..............         (910)             (102)
     Other assets...........................................         (213)                -
     Accounts payable.......................................       (4,124)             (116)
     Accrued compensation and benefits......................          859               142
     Other accrued expenses.................................          579               (58)
     Customer deposits and deferred revenue.................          708                10
                                                              -----------          ---------
          Net cash used in operating activities.............      (14,461)           (3,249)

Cash flows from investing activities:
     Purchases of fixed assets, net of amounts acquired.....      (12,665)           (1,021)
     Capitalized software development costs.................         (506)                -
     Cash paid for acquisition of business, net.............       (1,907)                -
                                                              -----------          ---------
          Net cash used in investing activities.............      (15,078)           (1,021)

Cash flows from financing activities:
     Principal payments on long-term obligations............       (1,116)              (43)
     Proceeds from sale of stock............................       80,371             2,787
     Proceeds from exercise of common stock options.........          531                 1
     Proceeds from long-term debt...........................        8,049             1,558
                                                              -----------          ---------
          Net cash provided by financing activities.........       87,835             4,303
                                                              -----------          ---------

          Net increase in cash and cash equivalents.........       58,296                33

Cash and cash equivalents, beginning of period..............     $ 49,273          $  1,442
                                                              -----------          ---------
Cash and cash equivalents, end of period....................     $107,569          $  1,475
                                                              ===========          =========
Supplemental disclosure of cash flow information:

Cash paid for interest......................................     $    156          $     55
Issuance of common stock for acquisition of business........        1,105                 -
Issuance of common stock warrants...........................          138                 -
Conversion of debt into Series C preferred stock............            -               750

                          LOUDEYE TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 2000 (UNAUDITED)

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

  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Unaudited Interim Financial Data

     The interim condensed financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's final prospectus as filed with the Securities and Exchange Commission on March 15, 2000. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the six months ended June 30, 2000 and June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

  Short-term Investments

     The Company has established irrevocable standby letters of credit totaling approximately $530,000 in conjunction with the lease of the Company's primary office facility and a remote production facility. The letters of credit related to the leases expire in October 2000 and December 2000; however, they will be automatically renewed during the term of the leases. The letters of credit contain an automatic reduction schedule reducing the amount of the letter of credit each year by $70,000 until they reach $100,000, where they remain through the end of the term.

  Deferred Revenues

     The Company records deferred revenues when cash has been received but the criteria for revenue recognition have not been met. Deferred revenues are recognized in accordance with the Company's revenue recognition policy.

  Revenue Recognition

     The Company generates revenues from two sources: (1) digital media services and (2) licensing digital media applications.

    DIGITAL MEDIA SERVICES

       Encoding Services Revenues consist of encoding services to convert audio and video content into Internet media formats. Sales of digital media services are generally under nonrefundable time and materials contracts. Under these same time and materials contracts, the Company recognizes revenues as services are rendered and the Company has no continuing involvement in the goods and services de livered, which is the date of shipment of the finished media to the customer.

       Consulting Services Revenues consist of services provided by our consulting services group to enable customers to utilize streaming media within their websites and Internet applications. Consulting services are provided under short-term contracts that are fixed-price contracts, time and materials contracts or milestone-based contracts. Consulting services revenues generated by short-term fixed-price contracts will be recognized ratably over the term of the contract. For milestone-based contracts with customer acceptance clauses, revenues are recognized under the outputs method, with output being measured by the completion of milestones and acceptance by the customer.

       Hosting Services Revenues consist of fees associated with hosting content and Internet applications for customers. Hosting services revenues are generated under noncancelable contracts with the fees paid by the customer on a recurring monthly basis generally based upon bandwidth provided and amount of content hosted.

    DIGITAL MEDIA APPLICATIONS

       Digital Media Applications revenues are generated from licenses and selling of software. Our revenue recognition policies are in accordance with Statement of Position (SOP 97-2), Software Revenue Recognition as amended by SOP 98-9. Under SOP 97-2, in general, license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, or training. The determination of fair value is based on objective evidence that is specific to the Company. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The Company records deferred revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under the Company's revenue recognition policy.

     The Company has entered into agreements whereby it licenses and sells digital media applications to customers or provides customers the right to multiple copies. These agreements generally provide for non-refundable fixed fees, which will be recognized at delivery of the product master or the first copy, provided that the fee is fixed and determinable, collectibility is probable and no further Company obligations exist. Certain of these arrangements will provide for royalties based upon the number of sites into which the digital media applications are deployed. Under such multi-site arrangements, revenues are recognized at deployment. Additionally, these arrangements may provide for payments to the Company based on the amount of revenues generated by the sites into which the digital media applications have been deployed. These fees will be recognized as earned. For arrangements that include significant customization or modification of the software, revenue will be recognized using contract accounting in the same manner as for consulting services.

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

  Financial Instruments and Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of market risk consist of cash and cash equivalents, short-term investments, and long-term obligations. Fair values of cash and cash equivalents and short-term investments approximate cost due to the short period of time to maturity. The fair values of financial instruments that are short-term and/or that have little or no market risk are considered to have a fair value equal to book value. The Company performs initial and ongoing evaluations of its customers' financial positions, and generally extends credit on open account, requiring collateral as deemed necessary

     During the six months ended June 30, 2000 and June 30, 1999, the company had sales to certain significant customers, as a percentage of revenues, as follows:

     ----------------------------------------------
                  June 30, 2000     June 30, 1999
     ----------------------------------------------
      Customer A             15%               12%
     ----------------------------------------------
      Customer B              -                24%
     ----------------------------------------------
      Total                  15%               36%
     ==============================================

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

  Net Loss Per Share

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effects is antidilutive. Diluted net loss per share for all periods shown does not include the effects of the convertible preferred stock and shares issuable upon the exercise of stock options and warrants as the effect of their inclusion is antidilutive during each period presented.

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

     At June 30, 2000 the Company had 1,329,701 stock options that had been exercised but which were subject to repurchase at a weighted average exercise price of $0.41 per share. Accordingly, the impact of these unvested but exercised options has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted earnings per share and basic and diluted pro forma earnings per share.

     As part of the terms of the acquisition of Alive.com on December 14, 1999, the following shares were subject to repurchase on June 30, 2000:

  . 124,015 outstanding vested shares issued by Alive.com under the terms of a stock purchase agreement with Allaire Corporation repurchasable at fair market value within 90 days of the termination date of the licensing and stock purchase agreement assumed by Loudeye as part of the terms of the acquisition of Alive.com.

  . 138,638 outstanding unvested shares issued by Alive.com under the terms of a stock purchase agreement with Allaire Corporation repurchasable at a weighted average exercise price of $0.20 within 90 days of the termination date of the licensing and stock purchase agreement assumed by Loudeye as part of the terms of the acquisition of Alive.com. Accordingly, the impact of these shares has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted earnings per share and basic and diluted pro forma earnings per share.

    The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share:

                   For the three months ended June 30, 2000
                                                               Actual and
                                                               Pro Forma
                                                              ------------
  Weighted average shares outstanding                           36,737,983
  Impact of Allaire shares subject to repurchase                  (127,873)
  Impact of Alive options, exercised, not vested                  (138,638)
  Weighted average impact of options exercised but subject
  to repurchase                                                 (1,328,301)
                                                              ------------
  Weighted average shares used to calculate basic and
  diluted earnings per share                                    35,143,171
                                                              ============

                    For the six months ended June 30, 2000


                                                                 Actual         Pro Forma
                                                              ------------    -------------
  Weighted average shares outstanding                            25,314,818      33,974,148
  Impact of Allaire shares subject to repurchase                   (140,274)       (140,274)
  Impact of Alive options, exercised, not vested                   (138,638)       (138,638)
  Weighted average impact of options exercised but subject
  to repurchase                                                  (1,328,301)     (1,328,301)
                                                              -------------   -------------
  Weighted average shares used to calculate basic and diluted
  earnings per share                                             23,707,605      32,366,935
                                                              =============   =============

  3. INITIAL PUBLIC OFFERING

     On March 15, 2000, the Company closed its initial public offering of 4,500,000 shares of common stock at $16.00 per share, for net proceeds of $67.0 million. At closing, all of the Company's issued and outstanding shares of convertible preferred stock were converted into shares of common stock on a one-for-one basis. On April 14, 2000, the underwriters for the IPO exercised their over-allotment option and purchased an additional 675,000 shares at $16.00 per share, for net proceeds of $10.0 million. Concurrent with the initial public offering, the Company sold 336,022 shares of common stock at a price of $14.88 per share to a strategic investor. Net proceeds to the Company were $5.0 million. The discount from the initial public offering price of approximately $376,000 was capitalized as an intangible asset and will be amortized over a period of one year. The combined net proceeds to the Company from the preceding transactions, less offering costs of $1.6 million, were $80.4 million.

  4. STOCK-BASED COMPENSATION

     The Company records deferred stock compensation for the difference between the exercise price of stock options granted and the deemed fair value for financial statement presentation purposes of the Company's common stock at the date of grant. The deferred compensation is amortized over the vesting period of the related options, which is generally four and one half years.

     In the six months ended June 30, 2000, we recorded deferred stock compensation related to stock options granted below deemed fair market value in that period of $3.1 million. This amount represents the difference between the exercise price of stock option grants and the deemed fair value of the common stock at the time of grant. During the six months ended June 30, 2000, we amortized $2.6 million of deferred stock compensation which is presented as stock-based compensation expense in the accompanying statements of operations. Due to stock option cancellations, $860,000 of deferred stock compensation was reversed and $262,000 in previously amortized deferred stock compensation was recorded as a credit to stock-based compensation expense in the six months ended June 30, 2000. We will record additional stock-based compensation charges of $6.5 million in respect of all options granted to date over the vesting period of the options, which is generally four and one-half years. As a result, the amortization of stock-based compensation associated with options granted prior to the date of this report will impact our reported results of operations through fiscal 2005.

     To date, we have granted approximately 220,000 options to consultants which vest on similar terms as options granted to employees. These terms require that the individuals continue their current consulting relationship with us in order to continue vesting. Approximately 74,000 of these options had vested in full as of June 30, 2000 and therefore have no further compensation related to their vesting. Approximately 53,000 of these options had been cancelled as of June 30, 2000. Remaining options are accounted for in accordance with the provisions of SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model and assuming a term of four and one-half years, a risk-free interest rate of 5.81% and expected volatility of 75%, the options are marked to fair value at each reporting period through charges to stock-based compensation in the statements of operations. Approximately $1.1 million was recognized in stock-based compensation expense related to these options in the six months ended June 30, 2000. Subsequent to June 30, these consulting relationships were ended, resulting in additional vesting of approximately 10,000 shares with the remaining outstanding options being canceled. The impact of the termination of these consultant options will be a charge to stock-based compensation of approximately $144,000. As of the date of this report, approximately 3,100 options remain outstanding, which require fair value accounting.

     For the six months ended June 30, 2000 and 1999, the Company recorded a total of approximately $3.4 million in stock-based compensation charges as a component of operating expenses. This amount represents both the consulting expenses described above related to marking options granted to consultants to fair value as well as amortization of stock options granted below deemed fair market value. These amounts can be allocated to other expense categories in the accompanying statements of operations as follows: (in thousands)

                                                                           For the six months
                                                                             ended June 30,
                                                                            2000          1999
                                                                       ---------------------------
        Production (cost of
        revenues)..................................................        $  340         $   1
        Research and
        development................................................           211             -
        Sales and
        marketing..................................................           558             1
        General and
        administrative.............................................         2,258             6
                                                                       ---------------------------
                                                                           $3,367         $   8
                                                                       ===========================

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

  The following table sets forth certain information by product type for the three and six month periods ended June 30, 2000 and 1999. (in thousands)

                                             For the six months ended       For the three months
                                                     June 30,                  ended June 30,
                                               2000           1999           2000         1999
                                           ---------------------------------------------------------
Revenues from unaffiliated customers:
Digital media services                         $  3,950        $   829        $ 2,399      $   528
Digital media applications                          251              -            153            -
                                           ---------------------------------------------------------
     Total revenues                               4,201            829          2,552          528

Cost of revenues:

Digital media services                            5,133            917          2,999          530
Digital media applications                           84              -             48            -
                                           ---------------------------------------------------------
     Total cost of revenues                       5,217            917          3,047          530

Gross margin
Digital media services                           (1,183)           (88)          (600)          (2)
Digital media applications                          167              -            105            -
                                           ---------------------------------------------------------
     Gross margin                                (1,016)           (88)          (495)          (2)

Profit reconciliation:
Gross margin by product                          (1,016)           (88)          (495)          (2)
Operating expenses                              (20,525)        (2,761)        (9,943)      (1,727)
Other income (expenses), net                      2,140            (21)         1,559          (10)
                                           ---------------------------------------------------------
Net loss                                       $(19,401)       $(2,870)       $(8,879)     $(1,739)
                                           =========================================================

  6. LONG-TERM DEBT

     In April 2000, the Company entered into an agreement with Imperial Bank to amend our loan agreement to permit revolving borrowings and standby letters of credit aggregating up to $2.0 million. Additionally, the amended facility provides for a term loan of up to $10.0 million for the purchase of capital equipment. The $2.0 million credit line bears interest at Imperial Bank's prime rate (9.50% at June 30, 2000), with principal and interest due at maturity in one year. The $10.0 million equipment facility bears interest payable monthly during each draw period at Imperial's prime rates plus 0.75% followed by 36 equal monthly payments of principal plus interest. Borrowings under this facility are secured by a pledge of substantially all of our assets. At June 30, 2000, $7.7 million was outstanding under the amended credit facility with Imperial Bank. As of June 30, 2000, we had amounts outstanding under eight notes payable, totaling approximately $2.0 million, under our credit facility with Dominion Venture Finance LLC. The notes payable to Dominion bear interest at rates ranging from 8.57% to 9.65%.

  7. CERTAIN TRANSACTIONS

     In June, 2000, we acquired a private company named VidiPax, Inc., based in New York, New York. VidiPax is the leading independent company specializing in the restoration and migration of older video and audio archives. Consideration for VidiPax consisted of cash and stock. As a result of this acquisition, approximately $460,000 in goodwill was recorded. This will be amortized over three years.

  8. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. On March 24, 2000 Staff Accounting Bulletin No. 101A-

  Amendment ("SAB101A") was released to effectively delay the implementation of SAB101 until the second fiscal quarter of the fiscal year beginning after December 15, 1999. On June 26, 2000, Staff Accounting Bulletin No. 101B-Second Amendment ("SAB101B") was issued and amends the transition provisions of SAB101 and effectively supersedes the original extension provided for in SAB101A. SAB101B further delays the required implementation date for SAB101 until the quarter ending December 31, 2000. We believe that our revenue recognition practices are currently in conformity with the guidelines in SAB101 as revised, and therefore this announcement will have no impact on our financial statements.

     In March 2000, the Financial Accounting Standards Board, or FASB, released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We believe that our practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on our financial statements.

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

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

   The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption "Risk Factors" set forth at the end of this
Item 2, the Risk Factors set forth in our prospectus dated March 15, 2000 filed with the Securities and Exchange Commission and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

   Overview

   We are a leading provider of Internet media infrastructure services and applications for the media entertainment and corporate markets that enable our customers to optimize the use of digital media content over the Internet and intranets. We provide our customers with outsourced and end-to-end solutions that include encoding services, publication and distribution of rich media and hosting services. Substantially all of our revenues to date have been generated by sales of digital media services. Digital media services revenues consist primarily of encoding services to convert audio and video content into Internet media formats, as well as other services for deployment of media over the Internet. We charge our customers on either a time and materials basis or a fixed fee basis that depends on a variety of factors, such as volume and type of content provided and number and type of output formats requested. We generally recognize digital media services revenues as the service is provided and we have no further involvement. Payment terms with customers generally require payment within 30 days of the invoice date. Our digital media applications strategy consists of the Loudeye Media Syndicator application and targeted vertical applications based on our digital media application platform.

   In the six months ended June 30, 2000, we recorded deferred stock compensation related to stock options granted below deemed fair market value in that period of $3.1 million. This amount represents the difference between the exercise price of stock option grants and the deemed fair value of the common stock at the time of grant. During the six months ended June 30, 2000, we amortized $2.6 million of deferred stock compensation which is presented as stock-based compensation expense in the accompanying statements of operations. Due to stock option cancellations, $860,000 of deferred stock compensation was reversed and $262,000 in previously amortized deferred stock compensation was recorded as a credit to stock-based compensation expense in the six months ended June 30, 2000. We will record additional stock-based compensation charges of $6.5 million in respect of all options granted to date over the vesting period of the options, which is generally four and one-half years. As a result, the amortization of stock-based compensation associated with options granted prior to the date of this report will impact our reported results of operations through fiscal 2005.

   To date, we have granted approximately 220,000 options to consultants which vest on similar terms as options granted to employees. These terms require that the individuals continue their current consulting relationship with us in order to continue vesting. Approximately 74,000 of these options had vested in full as of June 30, 2000 and therefore have no further compensation related to their vesting. Approximately 53,000 of these options had been cancelled as of June 30, 2000. Remaining options are accounted for in accordance with the provisions of SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model and assuming a term of four and one-half years, a risk-free interest rate of 5.81% and expected volatility of 75%, the options are marked to fair value at each reporting period through charges to stock-based compensation in the statements of operations. Approximately $1.1 million was recognized in stock-based compensation expense related to these options in the six months ended June 30, 2000. Subsequent to June 30, these consulting relationships were ended, resulting in additional vesting of approximately 10,000 shares with the remaining outstanding options being canceled. The impact of the termination of these consultant options will be a charge to stock-based compensation of approximately $144,000. As of the date of this report, approximately 3,100 options remain outstanding which require fair value accounting.

   We have sustained losses and incurred negative gross margins on a quarterly and annual basis since inception and we expect to sustain losses and incur negative gross margins for the foreseeable future as we expand our operations and production facilities. As of June 30, 2000, we had an accumulated deficit of $46.0 million. Operating losses resulted from significant costs incurred in the development and sale of our products and services as well as significant non-cash charges related to stock-based compensation and amortization of intangibles and other assets. We expect our operating expenses to continue to increase in all functional areas in order to execute our business plan. We expect to continue to expand our employee headcount. Company-wide part-time and full time employment has grown from approximately 74 at June 30, 1999 to approximately 339 at June 30, 2000. As a result, we anticipate that these operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow from operations in the future. We cannot assure you that we will achieve or sustain profitability.

   Our limited operating history makes the prediction of future operating results difficult. In view of our limited operating history and the early and rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results, particularly for the three and six months ended June 30, 2000 and 1999, are not meaningful and should not be relied upon as an indication of future performance. Our business prospects must be considered in light of the risks and uncertainties often encountered by early-stage companies in the Internet-related products and services market. We may not be successful in addressing these risks and uncertainties. We have experienced significant percentage growth in revenues in recent periods; however, we do not believe that prior growth rates are sustainable or indicative of future growth rates. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

Results of operations
   Three Months Ended June 30, 2000 and 1999

   Revenues. Revenues were $2.6 million and approximately $528,000 for the three months ended June 30, 2000 and 1999, respectively. The increase of 392% was due primarily to continuing orders from repeat customers. Our digital media services business was supported by continued strong demand for our consulting services, which was introduced in late 1999. Additionally, we believe that the addition of employees in sales and marketing functions during prior periods contributed to the increased sales this period.

   Cost of Revenues. Cost of revenues increased 466% to $3.0 million in 2000 from approximately $530,000 in 1999. Cost of revenues includes cost of personnel expenses and the allocated portion of facilities and equipment related to the delivery of digital media services and applications. Stock-based compensation charges of approximately $87,000 and $1,000 for the three months ended June 30, 2000 and 1999, respectively are attributable to employees categorized within production (cost of revenues) and are presented in a separate line item within the statements of operations. Cost of revenues as a percent of revenues increased to 115% for the three months ended June 30, 2000 from 100% of revenues for the three months ended June 30, 1999. The increase was primarily due to an increase in additional employees and facilities to provide necessary capacity to meet increased sales volumes. The decrease in gross margin as a percent of revenues was primarily due to the expansion of our facilities and added allocations which increased at a rate greater than the increase in our sales.

   Operating Expenses. Operating expenses increased 482% to $9.9 million in the three months ended June 30, 2000 from $1.7 million in the three months ended June 30, 1999. Without the effect of approximately $228,000 of stock-based compensation charges and $1.8 million in amortization of intangible assets and partner acquisition costs, operating expenses for the three months ended June 30, 2000 would have been $7.9 million, an increase of $6.2 million, or 365% over the three months ended June 30, 1999.

   Research and Development Expenses. Research and development expenses increased 791% to $1.8 million, or 69% of revenues; in the three months ended June 30, 2000 from approximately $202,000, or 38% of revenues, in the three months ended June 30, 1999. Research and development expenses consist of salaries and consulting fees to support development, costs of technology acquired from third parties to incorporate into applications and other proprietary technology currently under development. Additionally, costs of developing Loudeye Media Syndicator for license to third parties and continued work on enhancing our proprietary automated encoding processes comprise a significant portion of research and development expenses. Stock-based compensation charges of approximately $54,000 in the three months ended June 30, are attributable to employees categorized within research and development and are presented in a separate line item within the statements of operations. There were no stock-based compensation charges in the three months ended June 30, 1999. Approximately $453,000 of research and development costs was capitalized within other intangible assets as capitalized software development costs. All other research and development costs were expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase.

   Sales and Marketing Expenses. Sales and marketing expenses increased 353%
to $4.2 million, or 162% of revenues; in the three months ended June 30, 2000 from approximately $927,000, or 176% of revenues, in the three months ended June 30, 1999. Sales and marketing expenses consist primarily of salaries, commissions and product marketing support, trade show expenses, advertising and cost of marketing collateral. The increase in sales and marketing expenses was primarily due to growth in the sales force, commissions paid on the increased sales over the same period in 1999 marketing related to the launch of our Media Syndicator application and expanded advertising and trade show related expenses. Further, we intend to continue our aggressive branding and marketing campaigns and therefore expect sales and marketing expenses to increase. Stock-based compensation charges of approximately $142,000 in the three months ended June 30, 2000 are attributable to employees categorized within sales and marketing and are presented in a separate line item within the statements of operations. There was approximately $1,000 in stock-based compensation charges in the three months ended June 30, 1999.

   General and Administrative Expenses. General and administrative expenses increased 222% to $1.9 million, or 73% of revenues, in the three months ended June 30, 2000 from approximately $590,000, or 112% of revenues, in the three
months ended June 30, 1999.   The increase in absolute terms was primarily
driven by new facilities opened during late 1999 and the first quarter of 2000 and the increase in employees in the finance, information technology, legal, investor relations and executive areas required to support a larger organization, and increased public reporting obligations. The decrease as a percentage of revenues was driven by added focus on cost control measures as compared to the same period of the prior year. General and administrative expenses consist primarily of unallocated rent, facilities and information technology charges, salaries, legal expenses for general corporate purposes and patents, investor relations costs associated with becoming a public company, and recruiting and relocation costs required for the significant expansion in our operations. We believe that as operations continue to increase in size and scope, general and administrative expenses will continue to increase. A Stock-based compensation credit of approximately $55,000 and expense of approximately $6,000 for the three months ended June 30, 2000 and 1999, respectively is attributable to employees and consultants categorized within general and administrative and is presented within a separate line item within the statements of operations.

   Amortization of Intangibles and Other Long-Term Assets. Amortization of intangibles and other long-term assets of $1.8 million in the three months ended June 30, 2000 include amortization of the goodwill and identified intangible assets recorded as part of the Alive.com and VidiPax acquisitions, which took place in December 1999 and June 2000. Additional charges for the amortization of capitalized partner acquisition costs related to the fair value of warrants granted to Valley Media and the discount on the sale of securities to Akamai Technologies which closed concurrent with our initial public offering are also included in this line item on the statements of operations. There were no intangible assets as of June 30, 1999, and accordingly, there were no related amortization charges .

   Stock-Based Compensation. Stock-based compensation of approximately
$228,000 in the three months ended June 30, 2000 consists of $1.3 million in amortization of deferred stock compensation related to stock options granted below deemed fair market value through June 30, 2000, approximately $262,000 in credits related to the reversal of previously amortized deferred stock compensation due to cancellation of options and $846,000 in credits related to marking options granted to consultants to fair market value as of June 30, 2000. There was approximately $8,000 in stock-based compensation charges in the three months ended June 30, 1999.

   Interest Income. Interest income is a combination of earnings on our cash, and cash equivalents and short-term investments. This total was $1.7 million in the three months ended June 30, 2000 and approximately $23,000 in the three months ended June 30, 1999. The additional income was due primarily to interest earned on our significantly higher cash and investment balances in 2000, which totaled $108.3 million at June 30, 2000.

   Interest Expense and Other. Interest expense and other consists of interest payments made on our debt instruments as well as amortization of financing charges related to our debt instruments. This total was approximately $166,000 in the three months ended June 30, 2000 and approximately $33,000 in the three months ended June 30, 1999. The increase was due primarily to interest paid on increased levels of borrowings.

Results of operations
   Six Months Ended June 30, 2000 and 1999

   Revenues. Revenues were $4.2 million and approximately $829,000 for the six months ended June 30, 2000 and 1999, respectively. The increase of 407% was due primarily to an increase in the number and average size of orders for our digital media services and continuing orders from repeat customers. We believe that the increase in sales was primarily driven by the addition of new employees within sales and marketing functions during the six months ended June 30, 2000. Additionally, the introduction of our consulting services in late 1999 and the commencement of applications sales added to the increase in revenues over the same period last year.

   Cost of Revenues. Cost of revenues increased 467% to $5.2 million in 2000 from approximately $917,000 in 1999. Cost of revenues includes cost of personnel expenses and the allocated portion of facilities and equipment related to the delivery of digital media services and applications. Stock-based compensation charges of approximately $340,000 and $1,000 for the six months ended June 30, 2000 and 1999, respectively are attributable to employees categorized within production (cost of revenues) and are presented in a separate line item within the statements of operations. Cost of revenues as a percent of revenues increased to 124% for the six months ended June 30, 2000 from 111% of revenues for the period ended June 30, 1999. The increase was primarily due to an increase in additional employees and facilities to provide necessary capacity to meet increased sales volumes. The decrease in gross margin as a percent of revenues was primarily due to the expansion of our facilities and added allocations which increased at a rate greater than the increase in our sales.

   Operating Expenses. Operating expenses increased 632% to $20.5 million in the period ended June 30, 2000 from $2.8 million in the six months ended June 30, 1999. Without the effect of $3.4 million of stock-based compensation charges and $3.5 million in amortization of intangible assets and partner acquisition costs, operating expenses for the period ended June 30, 2000 would have been $13.6 million, an increase of $10.8 million, or 386% over the six months ended June 30, 1999.

   Research and Development Expenses. Research and development expenses increased 801% to $3.1 million, or 74% of revenues; in the six months ended June 30, 2000 from approximately $344,000, or 41% of revenues, in the six months ended June 30, 1999. The increase was due primarily to increases in applications under development and additional development personnel. Research and development expenses consist of salaries and consulting fees to support development, costs of technology acquired from third parties to incorporate into applications and other proprietary technology currently under development. Additionally, costs of developing Loudeye Media Syndicator for license to third parties and continued work on enhancing our proprietary automated encoding processes comprise a significant portion of research and development expenses. Stock-based compensation charges of approximately $211,000 in the six months ended June 30 are attributable to employees categorized within research and development and are presented in a separate line item within the statements of operations. To date, approximately $506,000 of research and development costs has been capitalized within other intangible assets as capitalized software development costs. All other research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase.

   Sales and Marketing Expenses. Sales and marketing expenses increased 400% to $7.0 million, or 167% of revenues, in the six months ended June 30, 2000 from $1.4 million, or 169% of revenues, in the six months ended June 30, 1999. The increase was primarily due to growth in the sales force, commissions paid on the increased sales over the same period in 1999 and costs related to our increased branding and marketing campaigns. We intend to continue our aggressive branding and marketing campaigns and therefore expect sales and marketing expenses to increase. Sales and marketing expenses consist primarily of salaries, commissions, trade show expenses, marketing related to the launch of new products, launch costs associated with the opening of our U.K. sales office, advertising and cost of marketing collateral. Stock-based compensation charges of approximately $558,000 in the six months ended June 30, 2000 and $1,000 in the six months ended June 30, 1999 are attributable to employees categorized within sales and marketing and are presented in a separate line item within the statements of operations.

   General and Administrative Expenses. General and administrative expenses increased 250% to $3.5 million, or 83% of revenues, in the six months ended June 30, 2000 from $1.0 million, or 121% of revenues, in the six months ended June 30, 1999. The increase in absolute terms was primarily driven by new facilities opened during late 1999 and the first quarter of 2000 and the increase in employees in the finance, information technology, legal, investor relations and executive areas required to support a larger organization, and increased public reporting obligations. General and administrative expenses consist primarily of unallocated rent, facilities and information technology charges, salaries, legal expenses for general corporate purposes and patents, investor relations costs associated with becoming a public company, and recruiting and relocation costs required for the significant expansion in our operations. We believe that as operations continue to increase in size and scope, general and administrative expenses will continue to increase. Stock-based compensation charges of $2.3 million for the six months ended June 30, 2000 and approximately $6,000 for the six months ended June 30, 1999 are attributable to employees and consultants categorized within general and administrative and are presented within a separate line item within the statements of operations. Of the total stock-based compensation charges, $1.1 million is due to marking options granted to consultants to fair value.

   Amortization of Intangibles and Other Long-Term Assets. Amortization of intangibles and other long-term assets of $3.5 million in the six months ended June 30, 2000 include amortization of the goodwill and identified intangible assets recorded as part of the Alive.com acquisition, which took place in December 1999. Additional amortization of capitalized partner acquisition costs of $1.1 million and $376,000 related to the fair value of warrants granted to Valley Media and the discount on the sale of securities to Akamai Technologies which closed concurrent with our initial public offering is included in this line item on the statements of operations. There were no intangible assets as of June 30, 1999, and accordingly, there were no related amortization charges.

   Stock-Based Compensation. Stock-based compensation of $3.4 million in the six months ended June 30, 2000 consists of $2.6 million in amortization of deferred stock compensation related to stock options granted below deemed fair market value through June 30, 2000 and $1.1 million in expense related to marking options granted to consultants to fair market value as of June 30, 2000, partially offset by a credit of approximately $262,000 due to stock option cancellations.

   Interest Income. Interest income is a combination of earnings on our cash, and cash equivalents and short-term investments. This total was $2.4 million in the six months ended June 30, 2000 and approximately $33,000 in the six months ended June 30, 1999. The additional income was due primarily to interest earned on our significantly higher cash and investment balances in 2000, which totaled $108.3 million at June 30, 2000.

   Interest Expense and Other. Interest expense and other consists of interest payments made on our debt instruments as well as amortization of financing charges related to our debt instruments. This total was approximately $276,000 in the six months ended June 30, 2000 and approximately $54,000 in the six months ended June 30, 1999. The increase was due primarily to interest paid on increased levels of borrowings.

Liquidity and Capital Resources

   Net cash used in operating activities was $14.5 million and $3.2 million in the six months ended June 30, 2000 and 1999, respectively. For 2000, cash used in operating activities resulted primarily from a net loss of $19.4 million, a decrease of approximately $4.1 million in accounts payable and an increase in trade accounts receivable of approximately $367,000, largely offset by non-cash charges of $8.4 million related to stock-based compensation, depreciation and amortization and increases of approximately $708,000 in customer deposits and deferred revenues and increases of $1.4 million in other accrued expenses. Cash used in operating activities in 1999 was due primarily to a net loss of $2.9 million.

   Net cash used in investing activities was $15.1 million and $1.0 million for the six months ended June 30, 2000 and 1999, respectively. This was primarily related to purchases of equipment, cash paid for acquisition of businesses and capitalized software development costs.

   Net cash provided by financing activities was $87.8 million and $4.3 for the six months ended June 30, 2000 and 1999, respectively. The cash provided by financing activities in 2000 primarily resulted from the net proceeds of our initial public offering, the concurrent sale of shares to a strategic investor and the underwriters' exercise of their over-allotment option. On March 15, 2000, we closed our initial public offering of 4,500,000 shares of common stock at $16.00 per share, for net proceeds of $67.0 million. On April 14, 2000, the underwriters for the IPO exercised their over-allotment option and purchased an additional 675,000 shares at $16.00 per share, for net proceeds of $10.0 million. Concurrent with the initial public offering, we sold 336,022 shares of common stock at a price of $14.88 per share to a strategic investor. Net proceeds were $5.0 million. The discount from the initial public offering price of approximately $376,000 was capitalized as an intangible asset and will be amortized over a period of one year. The combined net proceeds from the preceding transactions, less offering costs of $1.6 million, were $80.4 million. An additional $8.0 million in proceeds was generated from our credit facility with Imperial Bank. As of June 30, 2000, we had $108.3 million of cash, cash equivalents and short-term investments.

   As of June 30, 2000, our principal commitments consisted of obligations outstanding under operating leases, a note payable of approximately $694,000 under our credit facility with Imperial Bank and eight notes payable, totaling approximately $2.0 million, under our credit facility with Dominion Venture Finance LLC. Borrowings from Imperial Bank bear interest at Imperial's prime rates and are secured by substantially all of our assets. The average interest rate paid on our borrowings under the Imperial Bank facility was 9.48% and 9.11% in the three and six months ended June 30, 2000, respectively. The notes payable to Dominion bear interest at rates ranging from 8.57% to 9.65%. Interest on the Imperial Bank note is payable monthly, and the principal is due on August 30, 2002. Interest on the Dominion Venture Finance notes is payable monthly, and the principal is due in the third and fourth quarters of 2002. For the foreseeable future we anticipate an increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

   In June 2000, we entered into an agreement with Imperial Bank to amend our loan agreement to permit revolving borrowings and standby letters of credit aggregating up to $2.0 million. Additionally, the amended facility provides a term loan of up to $10.0 million for the purchase of capital equipment. The $2.0 million credit line bears interest at Imperial Bank's prime rate (9.50% at June 30, 2000), with principal and interest due at maturity in one year. There were no borrowings outstanding under the credit line at June 30, 2000. The $10.0 million equipment facility bears interest payable monthly during each draw period at Imperial's prime rates plus 0.75% followed by 36 equal monthly payments of principal plus interest. Borrowings under this facility are secured by a pledge of substantially all of our assets. Approximately $7.7 million was outstanding under the revised Imperial Loan Agreement at June 30, 2000.

   Since our inception, we have significantly increased our operating expenses. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

   We believe that our existing cash, cash equivalents, short-term investments, the amounts available under the working capital line and the new facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 18 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline

   We have incurred net losses from operations of $33.4 million during the period August 12, 1997 (inception) through June 30, 2000. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows for the foreseeable future. To achieve profitability, we must, among other things:

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

We are dependent on the development and rate of adoption of digital media and the delay or failure of this development would seriously harm our business

     We are dependent on the development and rate of adoption of digital media and the delay or failure of this development would seriously harm our business. The development of commercial applications for digital media content is in its very early stages. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective medium for the distribution of digital media content to consumers, then we will not succeed in executing our business plan. Many factors could inhibit the growth of electronic commerce in general and the distribution of digital media content in particular, including concerns about the profitability of Internet-based businesses, uncertainty about how to generate revenue by using rich media, bandwidth constraints, piracy and privacy.

     Our success depends on users having access to the necessary hardware, software and bandwidth, or data transmission capability, to receive high quality digital media over the Internet. Congestion over the Internet and data loss may interrupt audio and video streams, resulting in unsatisfying user experiences. In order to receive digital media adequately, users generally must have multimedia personal computers with certain microprocessor requirements and a data transmission capability of at least 28.8 Kbps as well as streaming media software. The success of digital media over the Internet depends on the continued rollout of broadband access to consumers on an affordable basis.
Users typically download digital media software and install it on their personal computers. This installation may require technical expertise that some users do not possess. Furthermore, some information systems managers block reception of digital media over corporate intranets because of bandwidth constraints. Widespread adoption of digital media technology depends on overcoming these obstacles, identifying viable revenue models for digital media, improving audio and video quality and educating customers and users in the use of digital media technology. If digital media technology fails to overcome these obstacles, our business could be seriously harmed.

We may be liable to third parties for music, software, and other content that we encode, distribute, or make available on our site

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

We rely on strategic relationships to promote our services and for access to licensed technology; if we fail to maintain or enhance these relationships, our ability to serve our customers and develop new services and applications could be harmed

     Our ability to provide our services to users of multiple technologies and platforms depends significantly on our ability to develop and maintain our strategic relationships with key streaming media technology companies including, among others, Apple Computer, Inc., Microsoft Corporation, RealNetworks, Inc. and Terran Interactive, Inc. and hosting and distribution companies including, among others, Digital Island, Inc., Akamai Technologies, Inc., AT&T, Intel, iBEAM Broadcasting and Enron Corp. We rely on these relationships for licensed technology to maintain our ability to service RealNetworks RealMedia, Microsoft Windows Media and Apple Quicktime platforms and applications. Due to the evolving nature of the Internet media infrastructure market, we will need to develop additional relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom we do not have preexisting relationships. We cannot be certain that we will be successful in developing new relationships or that our partners will view these relationships as significant to their own business or that they will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our brand and services.

If we are ineffective in managing our rapid growth, our business may be harmed

     We have rapidly and significantly expanded our operations and anticipate that further rapid expansion will be required to execute our business strategy. This growth has accelerated since January 1, 1999; from January 1, 1999 to June 30, 2000, we have grown from 41 to 339 employees. In December 1999, we acquired Alive.com, Inc. and in June 2000 we acquired VidiPax, Inc.

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

     We have recently added new production facilities in Santa Monica, California, New York, New York and London, England. If we are unable to manage the expansion effectively, our business could be harmed.

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

The failure to retain and attract key technical personnel and other highly qualified employees could harm our business

     Because of the complexity of our services, applications and related technologies, we are substantially dependent upon the continued service of our existing product development personnel. In addition, we intend to hire additional engineers with high levels of experience in designing and developing software and rich media products in time-pressured environments. There is intense competition in the Puget Sound region for qualified technical personnel in the software and technology markets. New personnel will require training and education and take time to reach full productivity. Our failure to attract, train, and retrain these key technical personnel could seriously harm our business.

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

We depend on a limited number of large customers for a majority of our revenues so the loss or delay in payment from one or a small number of customers could have a significant impact on our revenues and operating results

     A limited number of large customers have accounted for a majority of our revenues and will continue to do so for the foreseeable future. During the six months ended June 30, 1999, two of our customers composed approximately 36% of our revenues, while in the six months ended June 30, 2000; one customer composed approximately 15% of our revenues. We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation or delay of a customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues for the quarter. If we were to lose a key customer, our business, financial condition, and operating results could suffer. In addition, if a key customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing our customer base, our business could be harmed.

The length of our sales cycle is uncertain and therefore could cause significant variations in our operating results

     Our largest customers are typically large corporations that often require long testing and approval processes before making a purchase decision. Therefore, the length of our sales cycle the time between an initial customer contact and completing a sale has been and may continue to be unpredictable. The time between the date of our initial contact with a potential new customer and the execution of a sales contract with that customer ranges from less than two weeks to more than six months, depending on the size of the customer, the application of our solution and other factors. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal acceptance procedures. During the sales cycle, we may expend substantial sales and management resources without generating corresponding revenues. Our expense levels are relatively fixed in the short term and are based in part on our expectation of future revenues. As a result, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represent a large portion of our revenues.

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

Any acquisitions we make, including our recent acquisition of VidiPax, could disrupt our business and harm our financial condition

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We provide Internet media infrastructure services and applications. Our financial results could be affected by factors such as changes in interest rates and fluctuations in the stock market. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our risks. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we anticipate no material market risk exposure. Therefore, no quantitative tabular disclosures are presented.

                          PART II.  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          None.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Recent Sales of Unregistered Securities

     Pursuant to the acquisition of VidiPax, Inc. on June 14, 2000, the Company issued 75,871 shares of Loudeye Common Stock the sole stockholder of VidiPax, Inc. and to two providers of professional services to the sole stockholder. The shares issued in the acquisition were issued in reliance on the exemption from registration provided by Section 4(2) under the Act. The stockholder of the acquired companies and the professional services providers made certain representations to the Company as to investment intent, that they possessed a sufficient level of financial sophistication and that they received information about the Company. The shares issued in the transactions were subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.


(d)  Use of Proceeds from Sales of Registered Securities

The net proceeds of our initial public offering and the concurrent sale of shares to Akamai Technologies, Inc. which both closed on March 15, 2000 as well as the exercise of the underwriters' over-allotment option on April 14, 2000 were $82.0 million. As of June 30, 2000, we have used approximately $13.3 million of those proceeds for working capital and general corporate purposes, including increased spending on sales and marketing, customer support, research and development, expansion of our operational and administrative infrastructure, and the purchase of capital equipment and businesses. We expect to use the remaining proceeds of the offering for similar purposes. In addition, we may use a portion of the net proceeds to acquire or invest in complimentary businesses, technologies, product lines or products. However, specific amounts for any future use of proceeds have not yet been determined and we have no current plans, agreements or commitments with respect to any such acquisition, and we are not currently engaged in any negotiations with respect to any such transaction. Pending these uses, we intend to invest the net proceeds in short-term, interest-bearing, investment grade securities with original maturities of less than one year.


ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS


None.

ITEM 5:   OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

--------------------------------------------------------------------------------
Exhibit Number                            Description
--------------                            -----------
--------------------------------------------------------------------------------
 2.1*               Agreement and Plan of Reorganization dated November 19, 1999 between Loudeye Technologies, Inc. and Alive.com, Inc.
--------------------------------------------------------------------------------
 3.1*               Fifth Amended and Restated Certificate of Incorporation of
                    Loudeye Technologies, Inc.
--------------------------------------------------------------------------------
 3.2*               Form of Amended and Restated Certificate of Incorporation of
                    Loudeye.
--------------------------------------------------------------------------------
 3.4*               Bylaws of Loudeye Technologies, Inc.
--------------------------------------------------------------------------------
 4.1*               Form of Loudeye Technologies, Inc. common stock certificate.
--------------------------------------------------------------------------------
10.1*               Form of Indemnification Agreement between Loudeye
                    Technologies and each of its officers and directors.
--------------------------------------------------------------------------------
10.2*               1998 Stock Option Plan, as amended.
--------------------------------------------------------------------------------
10.3*               Alive.com, Inc. 1998 Stock Option Plan.
--------------------------------------------------------------------------------
10.4*               2000 Stock Option Plan.
--------------------------------------------------------------------------------
10.5*               2000 Director Stock Option Plan.
--------------------------------------------------------------------------------
10.6*               2000 Employee Stock Purchase Plan.
--------------------------------------------------------------------------------
10.7*               Series A Preferred Stock Subscription Agreement dated March
                    26, 1998 between Loudeye Technologies, Inc. and Martin
                    Tobias.
--------------------------------------------------------------------------------
10.8*               Series A Preferred Stock Subscription Agreement dated March
                    26, 1998 between Loudeye Technologies, Inc. and Alex Tobias.
--------------------------------------------------------------------------------
10.9*               Series A Preferred Stock Note Conversion Agreement dated
                    June 5, 1998 between Loudeye Technologies, Inc. and Martin
                    Tobias.
--------------------------------------------------------------------------------
10.10*              Series B Preferred Stock Purchase Agreement dated June 5,
                    1998 among Loudeye Technologies, Inc. and Purchasers of
                    Series B Preferred Stock.
--------------------------------------------------------------------------------
10.11*              Series C Preferred Stock Purchase Agreement dated April 30,
                    1999 among Loudeye Technologies and Purchasers of Series C
                    Preferred Stock.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.12* Series C Preferred Stock Purchase Agreement dated August 6, 1999 among Loudeye Technologies, Inc. and Purchasers of Series C Preferred Stock.
--------------------------------------------------------------------------------
10.13* Form of Warrant To Purchase Series C Preferred Stock dated June 22, 1999 between Loudeye Technologies, Inc. and Dominion Capital Management, L.L.C.
--------------------------------------------------------------------------------
10.14* Series D Preferred Stock Purchase Agreement dated December 14, 1999 among Loudeye Technologies, Inc. and Purchasers of Series D Preferred Stock.
--------------------------------------------------------------------------------
10.15* Amended and Restated Investors' Rights Agreement dated December 14, 1999 among Loudeye Technologies, Inc. and certain holders of our preferred stock.
--------------------------------------------------------------------------------
10.16* Warrant to Purchase Common Stock dated December 17, 1999 between Loudeye Technologies, inc. and Valley Media, Inc.
--------------------------------------------------------------------------------
10.17* Lease Agreement dated August 10, 1999 between Loudeye Technologies, Inc.and Times Square Building LLC for offices at Times Square Building, 414 Olive Way, Suite 300, Seattle, Washington.
--------------------------------------------------------------------------------
10.18* Lease Agreement dated September 1, 1998 between Loudeye Technologies, Inc.and Martin Tobias for offices at 3406 E. Union Street, Seattle, Washington.
--------------------------------------------------------------------------------
10.19* Lease Agreement dated October 28,1999 between Loudeye Technologies, Inc.and Westlake Park Associates for offices at Centennial Building, 1904 Fourth Avenue, Seattle, Washington.
--------------------------------------------------------------------------------
10.20* Lease Agreement dated June 7, 1999 between Loudeye Technologies, Inc. and MSI 83 King LLC for offices at 83 King Street, Seattle, Washington.
--------------------------------------------------------------------------------
10.21* Lease Agreement dated November 9, 1999 between Loudeye Technologies, Inc. and Downtown Entertainment Associates, LP for offices at 1424 Second Street, Santa Monica, California.
--------------------------------------------------------------------------------
10.22+* Encoding Services Agreement dated June 30, 1999 between Loudeye Technologies, Inc.and Emusic.com, Inc.
--------------------------------------------------------------------------------
10.23+* Services Agreement dated December 17, 1999 between Loudeye Technologies, Inc. and Valley Media, Inc.
--------------------------------------------------------------------------------
10.24* Imperial Bank Starter Kit Loan and Security Agreement dated August 4, 1998 between Loudeye Technologies, Inc. and Imperial Bank.
--------------------------------------------------------------------------------
10.25* Loan and Security Agreement with Dominion Venture Finance L.L.C. dated June 15, 1999 between Loudeye Technologies, Inc. and Dominion Venture Finance L.C.C.
--------------------------------------------------------------------------------
10.26*    Offer Letter to David Bullis dated June 23, 1999.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.27*    Offer Letter to Larry Culver dated August 2, 1999.
--------------------------------------------------------------------------------
10.28*    Offer Letter to Douglas Schulze dated August 30, 1999.
--------------------------------------------------------------------------------
10.29*    Offer Letter to James Van Kerkhove dated November 5, 1999.
--------------------------------------------------------------------------------
10.30*    Offer Letter to David Weld dated December 2, 1999.
--------------------------------------------------------------------------------
10.31*    Offer Letter to Tom Hodge dated January 17, 2000.
--------------------------------------------------------------------------------
10.32+* Agreement between Loudeye Technologies, Inc. and Microsoft Corporation dated June 22, 1998.
--------------------------------------------------------------------------------
10.33* Common Stock Purchase Agreement between the Registrant and Akamai Technologies, Inc. dated as of February 15, 2000.
--------------------------------------------------------------------------------
10.34+* Services Agreement between Loudeye Technologies, Inc. and Akamai Technologies, Inc. dated as of February 15, 2000.
--------------------------------------------------------------------------------
10.35 Amended and Restated Loan and Security Agreement between Imperial Bank and Loudeye Technologies, Inc. dated May 17, 2000.
--------------------------------------------------------------------------------
10.36+ Amended and Restated Services Agreement between Valley Media, Inc. and Loudeye Technologies, Inc. dated April 2000.
--------------------------------------------------------------------------------
10.37+ Stock Purchase Agreement dated as of June 14, 2000 by and among Loudeye Technologies, Inc., VidiPax, Inc. and James Lindner.
--------------------------------------------------------------------------------
10.38 First Amendment of Office Lease Agreement dated April 3, 2000 between Times Square Building L.L.C. and Loudeye Technologies, Inc.
--------------------------------------------------------------------------------
10.39 Second Amendment of Office Lease Agreement dated May 1, 2000 between Times Square Building L.L.C. and Loudeye Technologies, Inc.
--------------------------------------------------------------------------------
10.40 Lease Agreement dated June 14, 2000 between Brown Bear Realty Corporation and Loudeye Technologies, Inc.
--------------------------------------------------------------------------------
27.1      Financial Data Schedule
--------------------------------------------------------------------------------

+    Confidential treatment has been requested as to certain portions of this
Exhibit.
* Incorporated by reference to Loudeye Technologies, Inc.'s registration statement on Form S-1 file number 333-93361.

(b)  Reports on Form 8(k).

     None.


                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2000.

                          LOUDEYE TECHNOLOGIES, INC.



                          By /s/ LARRY G. CULVER
                            --------------------------
                            Larry G. Culver
                            Chief Financial and Accounting Officer