Form 10-Q
period 2000-09-30
LOUDEYE TECHNOLOGIES INC
filed 2000-11-13
CIK 1064648

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)
[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the quarterly period ended September 30, 2000
                                      or

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

            For the transition period from__________ to __________

                        Commission File Number:0-29583

                          Loudeye Technologies, Inc.
            (Exact name of registrant as specified in its charter)


            Delaware                                       91-1908833
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

   Times Square Building 414 Olive Way, Suite 300, Seattle, WA         98101
     (Address of principal executive offices)                        (Zip Code)

                                 206-832-4000
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common                                   37,094,335
-----------                      -----------------------------
(Class)                         (Outstanding at October 27,2000)

                          Loudeye Technologies, Inc.

                          Form 10-Q Quarterly Report
                   For the Quarter Ended September 30, 2000


                               TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                Number
                                                                                                                ------
PART   I.      Financial Information
Item   1       Financial Statements..........................................................................      2

               Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                2

               Condensed Consolidated Statements of Operations for the three and nine months ended                 3
               September 30, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,             4
               2000 and 1999

               Notes to Unaudited Condensed Consolidated Financial Statements                                      5

Item   2       Management's Discussion and Analysis of Financial Condition and Results of Operations              14

Item   3       Quantitative and Qualitative Disclosures About Market Risk....................................     33

PART   II.     Other Information
Item   1       Legal Proceedings.............................................................................     34
Item   2       Changes in Securities and Use of Proceeds.....................................................     34
Item   3       Defaults Upon Senior Securities...............................................................     34
Item   4       Submission of Matters to a Vote of Security Holders...........................................     35
Item   5       Other Information.............................................................................     35
Item   6       Exhibits and Reports on Form 8-K..............................................................     35

                         PART I - FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                          LOUDEYE TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands except share and per share amounts)

                                                                 Sept. 30, 2000             Dec. 31, 1999
                                                             --------------------      --------------------
                                                                 (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                          $ 98,495                  $ 49,273
      Accounts receivable, net of allowance of
         $390 and $187, respectively                                        3,059                       955
      Short-term investments                                                1,065                       530
      Prepaid and other assets                                              1,561                       597
                                                             --------------------      --------------------
            Total current assets                                          104,180                    51,355
Property and equipment, net                                                17,289                     5,282
Goodwill, net                                                              11,028                    14,207
Intangibles and other long-term assets                                      8,375                     5,931
                                                             --------------------      --------------------
            Total assets                                                 $140,872                  $ 76,775
                                                             ====================      ====================

LIABILITIES
Current liabilities:
      Accounts payable                                                   $    563                  $  4,778
      Accrued compensation and benefits                                       953                       388
      Employee Stock Purchase Plan withholding                                780                         -
      Accrued liabilities                                                     816                       587
      Customer deposits                                                       256                       438
      Deferred revenues                                                       476                         -
      Current portion of long-term obligations                              3,487                     1,132
                                                             --------------------      --------------------
            Total current liabilities                                       7,331                     7,323
Long-term obligations, less current portion                                 7,872                     1,963
                                                             --------------------      --------------------
            Total liabilities                                              15,203                     9,286

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 and 41,000,000
     shares authorized, 21,063,236 issued and outstanding in
     1999, preference in liquidation of $0 and $60,904                          -                    58,536
Common stock and additional paid-in capital and common stock warrants, $0.001 par value, 100,000,000 shares authorized;
     37,054,942 and 8,696,257 issued and outstanding                      185,925                    28,305
Deferred stock compensation                                                (4,770)                   (6,843)
Beneficial conversion feature                                                   -                    14,121
Accumulated deficit                                                       (55,486)                  (26,630)
                                                             --------------------      --------------------
      Total stockholders' equity                                          125,669                    67,489
                                                             --------------------      --------------------
            Total liabilities and stockholders' equity                   $140,872                  $ 76,775
                                                             ====================      ====================

   The accompanying notes are an integral part of these financial statements

                          LOUDEYE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
           (Dollars in thousands except share and per share amounts)

                                                                             Three Months Ended          Nine Months Ended
                                                                                September 30,               September 30,
                                                                         -------------------------------------------------------
                                                                              2000          1999          2000         1999
                                                                              ----          ----          ----         ----
Revenues:
  Digital media services                                                 $      3,037   $       768   $     6,987   $     1,597
  Digital media applications                                                      381             -           632             -
                                                                         ------------   -----------   -----------   -----------
      Total revenues                                                            3,418           768         7,619         1,597
                                                                         ------------   -----------   -----------   -----------

Cost of revenues: (excluding stock-based compensation expense of
  $67 and $407 in 2000 and $16 and $17 in 1999 shown below)
  Digital media services                                                        3,320           790         8,453         1,707
  Digital media applications                                                       76             -           160             -
                                                                         ------------   -----------   -----------   -----------
      Total cost of revenues                                                    3,396           790         8,613         1,707
                                                                         ------------   -----------   -----------   -----------

 Gross margin                                                                      22           (22)         (994)         (110)
                                                                         ------------   -----------   -----------   -----------

Operating expenses:
  Research and development (excluding stock-based compensation                  1,816           318         4,909           662
  expense of $42 and $253 in 2000 and $10 and $10 in 1999 shown below)
  Sales and marketing (excluding stock-based compensation expense
  of $110 and $668 in 2000 and $26 and $27 in 1999 shown below                  3,920           826        10,924         2,223
  and other non-cash charges of $194 and $491 in 2000 shown below)
  General and administrative (excluding stock-based compensation expense of $816 and $3,074 in 2000 and $144 and $150 in 1999
  shown below)                                                                  2,016           804         5,548         1,816
  Amortization of goodwill and other intangibles                                2,051            --         5,580            --
  Stock-based compensation                                                      1,035           196         4,402           204
                                                                         ------------   -----------   -----------   -----------
      Total operating expenses                                                 10,838         2,144        31,363         4,905
                                                                         ------------   -----------   -----------   -----------

Interest income                                                                 1,659            49         4,075            82
Interest expense and other                                                       (298)          (49)         (574)         (103)
                                                                         ------------   -----------   -----------   -----------
Net loss                                                                 $     (9,455)  $    (2,166)  $   (28,856)  $    (5,036)
                                                                         ======================================================

Basic and diluted net loss per share:                                    $      (0.27)  $     (0.41)  $     (1.05)  $     (0.95)

Weighted average shares outstanding used to compute                        35,570,456     5,319,798    27,565,273     5,300,247
  basic and diluted net loss per share

Basic and diluted pro forma net loss per share:                          $      (0.27)  $     (0.12)  $     (0.87)  $     (0.33)

Weighted average shares outstanding used to compute                        35,570,456    17,475,554    33,338,160    15,382,294
  basic and diluted pro forma net loss per share

       The accompanying notes are an integral part of these statements.

                          LOUDEYE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
           (Dollars in thousands except share and per share amounts)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                               -----------------------------
                                                                                   2000                 1999
                                                                               -----------------------------
Cash flows from operating activities:
     Net Loss                                                                  $(28,856)             $(5,036)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                                8,590                  545
     Gain on disposal of property and equipment                                      24                    -
     Stock-based compensation                                                     4,402                  204
Changes in operating assets and liabilities, net of amounts acquired:
     Accounts receivable                                                         (1,939)                (692)
     Prepaid expenses and other current assets                                   (1,190)                (331)
     Accounts payable                                                            (4,332)                 545
     Accrued compensation and benefits                                            1,070                  253
     Other                                                                          651                  242
                                                                               -----------------------------
          Net cash used in operating activities                                 (21,580)              (4,270)

Cash flows from investing activities:
     Purchases of property and equipment, net of amounts acquired               (14,820)              (1,944)
     Capitalized software development costs                                        (883)                   -
     Cash paid for acquisition of business, net                                  (1,907)                   -
     Purchases/sales of short-term investments                                     (370)                (250)
                                                                               -----------------------------
          Net cash used in operating activities                                 (17,980)              (2,194)

Cash flows from financing activities:
     Principal payments on long-term obligations                                 (1,333)                (183)
     Proceeds from sale of stock                                                 80,371                9,327
     Exercise and repurchase of common stock options                                465                  164
     Proceeds from long-term obligations                                          9,279                1,885
                                                                               -----------------------------
          Net cash provided by financing activities                              88,782               11,193
                                                                               -----------------------------

          Net increase in cash and cash equivalents                              49,222                4,729

Cash and cash equivalents, beginning of period                                   49,273                1,442
                                                                               -----------------------------
Cash and cash equivalents, end of period                                       $ 98,495              $ 6,171
                                                                               =============================
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                                         $    402              $   104
Issuance of common stock for acquisition of business                              1,105                    -
Issuance of common stock warrants                                                   347                    -
Conversion of debt into Series C preferred stock                                      -                  750


       The accompanying notes are an integral part of these statements.

                          LOUDEYE TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                  (UNAUDITED)

1.  ORGANIZATION AND DEVELOPMENT STAGE RISKS:

The Company

     Loudeye Technologies, Inc. (the Company) provides digital media infrastructure services and applications that transform audio and video content from traditional sources into Internet compatible formats. The Company is headquartered in Seattle, Washington and to date has conducted business in the United States and Europe in one business segment.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Unaudited Interim Financial Data

     The interim condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's final prospectus as filed with the Securities and Exchange Commission on March 15, 2000. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the nine months ended September 30, 2000 and September 30, 1999 are not necessarily indicative of the results to be expected for the full years.

Short-term Investments

     The Company has established irrevocable standby letters of credit totaling approximately $900,000 in conjunction with the lease of the Company's primary office facility and a remote production facility. The letters of credit related to the leases expire in October 2000 and December 2000; however, they will be automatically renewed during the term of the leases. The letters of credit are collateralized by short-term investments and contain an automatic reduction schedule reducing the amount of the letter of credit each year by a specified amount until they reach $100,000, where they remain through the end of the term.

Deferred Revenues

     The Company records deferred revenues when cash has been received but the criteria for revenue recognition have not been met. Deferred revenues are recognized in accordance with the Company's revenue recognition policy.

Revenue Recognition

     The Company generates revenues from two sources: (1) digital media services and (2) licensing and selling digital media applications.

     DIGITAL MEDIA SERVICES

          Encoding Services consist of encoding services to convert audio and video content into Internet media formats. Sales of digital media services are generally under nonrefundable time and materials contracts. Under these same time and materials contracts, the Company recognizes revenues as services are rendered and the Company has no continuing involvement in the goods and services delivered, which is the date of shipment of the finished media to the customer.

          Media Restoration and Migration Services consist of services provided by our VidiPax subsidiary to restore and upgrade old or damaged archives of traditional media. The Company recognizes revenues as services are rendered and the Company has no continuing involvement in the goods and services delivered, which is generally the date of shipment of the finished media to the customer.

          Consulting Services consist of services provided by our consulting services group to enable customers to utilize streaming media within their websites and Internet applications. Consulting services are provided under short-term contracts that are fixed-price contracts, time and materials contracts or milestone-based contracts. Consulting services revenues generated by short-term fixed-price contracts will be recognized ratably over the term of the contract. For milestone-based contracts with customer acceptance clauses, revenues are recognized under the outputs method, with output being measured by the completion of milestones and acceptance by the customer.

          Hosting Services consist of fees associated with hosting content and Internet applications for customers. Hosting services revenues are generated generally under noncancelable contracts with the fees paid by the customer on a recurring monthly basis generally based upon bandwidth provided and amount of content hosted.

     DIGITAL MEDIA APPLICATIONS

       Digital Media Applications revenues are generated from licensing and selling of software. Our revenue recognition policies are in accordance with Statement of Position (SOP 97-2), Software Revenue Recognition as amended by SOP 98-9. Under SOP 97-2, in general, license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, or training. The determination of fair value is based on objective evidence that is specific to the Company. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The Company records deferred revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under the Company's revenue recognition policy.

     The Company sells digital media applications in application service provider arrangements where it is required to host those applications. When the Company is required to host the application and the customer does not have the ability to have the application hosted by another entity without penalty to the customer, revenue is recognized over the term of the initial hosting arrangement.

Software Development Costs

     The Company capitalizes internal costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased, or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. When the product is available for general release to customers, capitalization is ceased, and such previously capitalized costs are amortized on a product-by-product basis computed as the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues or (b) the straight-line amortization over the remaining estimated economic useful life of the product. The amortization is recorded as a component of digital media applications cost of revenues.

     Software developed for internal use is capitalized once the preliminary project stage has been completed and management has committed to funding the continuation of the development project. Capitalization is ceased when the software project is substantially complete and ready for its intended use.

     At September 30, 2000, approximately $883,000 in software development costs had been capitalized.

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

     During the nine months ended September 30, 2000 and September 30, 1999, the company had sales to certain significant customers, as a percentage of revenues, as follows:

          ----------------------------------------------------------
                                September 30,        September 30,
                                     2000                  1999
          ----------------------------------------------------------
          Customer A                  -                     14%
          ----------------------------------------------------------
          Customer B                  -                     14%
          ----------------------------------------------------------
          Customer C                 21%                     -
          ----------------------------------------------------------
          Customer D                 11%                     -
          ----------------------------------------------------------
          Total                      32%                    28%
          ----------------------------------------------------------


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

     At September 30, 2000 the Company had 1,146,468 stock options that had been exercised but which were subject to repurchase at a weighted average exercise price of $0.37 per share. Accordingly, the impact of these unvested but exercised options has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted earnings per share and basic and diluted pro forma earnings per share.

     As part of the terms of the acquisition of Alive.com on December 14, 1999, the following shares were subject to repurchase as of September 30, 2000:

          .    347,231 outstanding vested shares issued by Alive.com under the terms of a stock purchase agreement with Allaire Corporation repurchaseable at fair market value within 90 days of the termination date of the licensing and stock purchase agreement assumed by Loudeye as part of the terms of the acquisition of Alive.com.

          .    99,213 outstanding unvested shares issued by Alive.com under the terms of a stock purchase agreement with Allaire Corporation repurchaseable at a weighted average exercise price of $0.20 within 90 days of the termination date of the licensing and stock purchase agreement assumed by Loudeye as part of the terms of the acquisition of Alive.com. Accordingly, the impact of these shares has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted earnings per share and basic and diluted pro forma earnings per share.

     The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share:

                                                              For the three months ended            For the nine months ended
                                                                    September 30, 1999                 September 30, 1999
                                                               Actual            Pro Forma           Actual         Pro Forma
                                                               ------            ---------          -------         ---------
 Weighted average shares outstanding                         5,708,687         17,864,443          5,429,877         15,511,924
 Weighted average impact of options exercised but
  subject to repurchase                                       (388,889)          (388,889)          (129,630)          (129,630)
                                                            -------------------------------------------------------------------
 Weighted average shares used to calculate basic and
  diluted earnings per share                                 5,319,798         17,475,554          5,300,247         15,382,294
                                                            ===================================================================
                                                               For the three months ended             For the nine months ended
                                                                   September 30, 2000                    September 30, 2000
                                                                Actual           Pro Forma            Actual           Pro Forma
                                                                ------           ---------            ------           ---------
 Weighted average shares outstanding                          36,927,215         36,927,215         29,093,959        34,866,846
 Impact of Allaire shares subject to repurchase
                                                                (103,071)          (103,071)          (127,873)         (127,873)
 Impact of Alive options, exercised but subject to
 repurchase                                                     (131,764)          (131,764)          (141,662)         (141,662)
 Weighted average impact of options exercised but
 subject to repurchase                                        (1,121,924)        (1,121,924)        (1,259,151)       (1,259,151)
                                                              ------------------------------------------------------------------
 Weighted average shares used to calculate basic and
 diluted earnings per share                                   35,570,456         35,570,456         27,565,273        33,338,160
                                                              ==================================================================


3.  STOCK-BASED COMPENSATION

     The Company records deferred stock compensation for the difference between the exercise price of stock options granted and the deemed fair value for financial statement presentation purposes of the Company's common stock at the date of grant.

The deferred compensation is amortized over the vesting period of the related options, which is generally four and one-half years.

     The Company recorded deferred stock compensation related to stock options granted below deemed fair market value in that period of $3.1 million and $10.9 million in the nine months ended September 30, 2000 and since inception, respectively. This amount represents the difference between the exercise price of stock option grants and the deemed fair value of the common stock at the time of grant. During the nine months ended September 30, 2000, the Company amortized $3.7 million of deferred stock compensation which is included in stock-based compensation expense in the accompanying statements of operations. Due to stock option cancellations, $1.5 million of deferred stock compensation was reversed and approximately $574,000 in previously amortized deferred stock compensation was recorded as a credit to stock-based compensation expense in the nine months ended September 30, 2000. The Company will record additional stock-based compensation charges totaling $4.8 million in future periods related to options granted to-date, over the vesting period of the options, which is generally four and one-half years. As a result, the amortization of stock-based compensation associated with options granted prior to the date of this report will impact our reported results of operations through 2005.

     Prior to August 1, 2000, the Company had granted approximately 220,000 options to consultants which vested on terms similar to options granted to employees. Accordingly, these options were marked to fair market value using the Black-Scholes option pricing model until fully vested. In the seven months ended July 31, 2000, $1.1 million was recognized in stock-based compensation expense related to these options. Effective August 1, the Company ended these consulting relationships, resulting in the immediate vesting of approximately 17,000 shares with the remaining 80,000 outstanding options being canceled. The impact of the termination of these consultant options was recorded as a charge to stock-based compensation of approximately $203,000. As of the date of this report, no options remain outstanding which require fair value accounting.

4.  SEGMENT INFORMATION

     The Company operates in one business segment, digital media services, for which the Company receives revenues from its customers. The Company's Chief Operating Decision Maker is considered to be the Company's Executive Team (CET) which is comprised of the Company's Chief Executive Officer, it's Chief Operating Officer, and it's Vice Presidents. The CET reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services for purposes of making decisions and assessing financial performance. The CET does not allocate resources by product or service type and does not review discrete financial information regarding the Company's different products or services on a disaggregated basis other than as presented in the following table and, therefore, the Company does not have operating segments as defined by SFAS 131, "Disclosure About Segments of an Enterprise and Related Information".

     The following table sets forth certain information by product type for the three and nine month periods ended September 30, 2000 and 1999. (in thousands)

                                                               For the three months                  For the nine months ended
                                                                  ended September                           September 30,
                                                           --------------------------------------------------------------------
                                                              2000                1999                2000                1999
  Revenues from unaffiliated customers:
   Digital media services                                  $  3,037             $   768            $  6,987             $ 1,597
   Digital media applications                                   381                   -                 632                   -
                                                           --------------------------------------------------------------------
        Total revenues                                        3,418                 768               7,619               1,597

  Cost of revenues:
   Digital media services                                     3,320                 790               8,453               1,707
   Digital media applications                                    76                   -                 160                   -
                                                           --------------------------------------------------------------------
       Total cost of revenues                                 3,396                 790               8,613               1,707

  Gross margin:
   Digital media services                                      (283)                (22)             (1,466)               (110)
   Digital media applications                                   305                   -                 472                   -
                                                           --------------------------------------------------------------------
       Gross margin                                        $     22             $   (22)           $   (994)            $  (110)
                                                           ====================================================================

  Profit reconciliation:
   Gross margin by product                                 $     22             $   (22)           $   (994)            $  (110)
   Operating expenses                                       (10,838)             (2,144)            (31,363)             (4,905)
   Other income (expenses), net                               1,361                   -               3,501                 (21)
                                                           --------------------------------------------------------------------
       Net loss                                            $ (9,455)            $(2,166)           $(28,856)            $(5,036)
                                                           ====================================================================


5.   LONG-TERM OBLIGATIONS

     In August 1998, the Company established an equipment line of credit for up to $1.0 million secured by the Company's property and equipment. Advances under the equipment line are payable over 36 equal monthly installments commencing on August 30, 1999. The equipment line bears interest at the bank's prime rate (9.50% at September 30, 2000) and had an outstanding balance of approximately $611,000 as of September 30, 2000.

     In June 2000, we amended our loan agreement with Imperial Bank to add an additional credit facility which permits revolving borrowings and standby letters of credit aggregating up to $2.0 million. Additionally, the amended facility provides for a term loan of up to $10.0 million for the purchase of capital equipment. The $2.0 million credit line bears interest at Imperial Bank's prime rate (9.50% at September 30, 2000), with principal and interest due at maturity in one year. There were no borrowings outstanding under the amended credit line at September 30, 2000. The $10.0 million equipment facility bears interest payable monthly during each draw period at Imperial's prime rates plus 0.75% followed by 36 equal monthly payments of principal plus interest. Borrowings under this facility are secured by assets financed under the agreement. At September 30, 2000, $8.9 million was outstanding under the amended credit facility with Imperial Bank.

     As of September 30, 2000, we had amounts outstanding under eight notes payable, totaling approximately $1.8 million, under our credit facility with Dominion

Venture Finance LLC. The notes payable to Dominion bear interest at rates ranging from 8.57% to 9.65%.

     The Company's long-term obligations require that the Company maintain various financial ratios on a quarterly basis. The Company is in compliance with all necessary financial requirements.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. On March 24, 2000 Staff Accounting Bulletin No. 101A-Amendment ("SAB101A") was released to effectively delay the implementation of SAB101 until the second fiscal quarter of the fiscal year beginning after December 15, 1999. On June 26, 2000, Staff Accounting Bulletin No. 101B- Second Amendment ("SAB101B") was issued and amends the transition provisions of SAB101 and effectively supersedes the original extension provided for in SAB101A. SAB101B further delays the required implementation date for SAB101 until the quarter ending December 31, 2000. We believe that our revenue recognition practices are currently in conformity with the guidelines in SAB101 as revised, and therefore this announcement will have no impact on our financial statements.

     In March 2000, the Financial Accounting Standards Board, or FASB, released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We believe that our practices are in conformity with this guidance, and therefore Interpretation No. 44 had no impact on our financial statements.

     In March 2000, the Emerging Issues Task Force of the FASB, or EITF, issued EITF 00-2, "Accounting for the Costs of Developing a Website." This issue addresses how an entity should account for costs incurred to develop a website. To date, we have not capitalized any such costs and believe that our historical and current practices are in conformity with EITF 00-2 and therefore, this release had no impact on our financial statements.

     In March 2000, the EITF issued EITF 00-3, Application of AICPA SOP 97-2 to "Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware." This issue addresses situations where entities license software applications to a third party and also host those applications. This pronouncement did not have a material impact on our financial statements.

     In July 2000, the EITF issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". This issue requires that all amounts billed to a customer in a sale transaction related to shipping and handling to be classified as revenue. EITF 00-10 is required to be implemented during the quarter ending December 31, 2000, with reclassification of all prior periods presented. We have previously reported these amounts as offsets to the related shipping and handling costs within our financial statements. The impact of the implementation of this consensus did not have a material impact on our financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The adoption of SFAS 133 is not expected to have a material effect on our financial statements.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
140). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 is not expected to have a material impact on our financial statements.

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

Overview

  We are a leading provider of Internet media infrastructure services and applications for the media, entertainment and corporate markets that enable our customers to optimize the use of digital media content over the Internet and intranets. We provide our customers with outsourced and end-to-end solutions that include encoding services, management, publication and distribution of rich media and hosting services. Substantially all of our revenues to date have been generated by sales of digital media services. Digital media services revenues consist primarily of encoding services to convert audio and video content into Internet media formats, media restoration and migration services, which are services provided by our VidiPax subsidiary to restore and upgrade old or damaged archives of traditional media, as well as other services for deployment of media over the Internet. We charge our customers on either a time and materials basis or a fixed fee basis that depends on a variety of factors, such as volume and type of content provided and number and type of output formats requested. We generally recognize digital media services revenues as the service is provided and we have no further involvement. Payment terms with customers generally require payment within 30 days of the invoice date. Our digital media applications strategy consists primarily of the Loudeye Media Syndicator application.

  We have sustained losses on a quarterly and annual basis since inception and we expect to sustain losses for the foreseeable future as we expand our operations and production facilities. As of September 30, 2000, we had an accumulated deficit of $55.5 million. Operating losses resulted from significant costs incurred in the development and sale of our products and services as well as significant non-cash charges related to stock-based compensation and amortization of intangibles and other assets. We expect our operating expenses to continue to increase on an annual basis in all functional areas in order to execute our business plan. Company-wide part-time, full time and temporary employment has grown to approximately 400 at September 30, 2000. As a result, we anticipate that these operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow from operations in the future. We cannot assure you that we will achieve or sustain profitability.

  Our limited operating history makes the prediction of future operating results difficult. In view of our limited operating history and the early and rapidly evolving nature of our business, we believe that interim and annual period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of future performance. Our business prospects must be considered in light of the risks and uncertainties often encountered by early-stage companies in the Internet-related products and services market. We may not be successful in addressing these risks and uncertainties. We have experienced significant percentage growth in revenues in recent periods; however, we do not believe that prior growth rates are sustainable or indicative of future growth rates. It is possible that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

Results of Operations
Three Months Ended September 30, 2000 and 1999

  Revenues. Revenues were $3.4 million and $768,000 for the three months ended September 30, 2000 and 1999, respectively. The increase of 345% was due primarily to significant new orders from our digital media services customers, the initial sales of our Media Syndicator application as well as the impact of our previously announced acquisition of VidiPax. Our digital media services business was supported by continued strong demand for our consulting services group, which provides digital media consulting to corporate customers.

  Cost of Revenues. Cost of revenues increased 330% to $3.4 million in 2000 from $790,000 in 1999. Cost of revenues includes the cost of personnel expenses and the allocated portion of facilities and equipment and other supporting functions related to the delivery of digital media services and applications. Stock-based compensation charges of $67,000 and $16,000 for the three months ended September 30, 2000 and 1999, respectively are attributable to employees categorized within production (cost of revenues) and are presented in the separate operating expense line item within the statements of operations. Cost of revenues as a percent of revenues decreased to 99% for the three months ended September 30, 2000 from 103% for the three months ended September 30, 1999. The decrease was primarily due to the lower costs associated with higher margin services and applications, as well as increased efficiencies and utilization of employees and facilities.

  Operating Expenses. Total operating expenses increased 406% to $10.8 million in the three months ended September 30, 2000 from $2.1 million in the three months ended September 30, 1999. Without the effect of $ 1.0 million of stock-based compensation charges and $2.1 million in amortization of intangible assets and partner acquisition costs, operating expenses for the three months ended September 30, 2000 would have been $7.7 million, an increase of $5.8 million, or 298% over the three months ended September 30, 1999.

  Research and Development Expenses. Research and development expenses increased 471% to $1.8 million, or 53% of revenues in the three months ended September 30, 2000 from $318,000, or 41% of revenues, in the three months ended September 30, 1999. Research and development expenses consist of salaries and consulting fees paid to support development, costs of technology acquired from third parties to incorporate into applications and other proprietary technology currently under development. Additionally, costs of developing Loudeye Media Syndicator for sale or license to third parties and continued work on enhancing our proprietary automated encoding processes comprise a significant portion of research and development expenses. Stock-based compensation charges of $42,000 and $10,000 for the three months ended September 30, 2000 and 1999, respectively, are attributable to employees categorized within research and development and are presented in the separate operating expense line item within the statements of operations. All other research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to continue to increase in future periods although at a slower percentage than in past periods.

  Sales and Marketing Expenses. Sales and marketing expenses increased 375% to $3.9 million, or 115% of revenues; in the three months ended September 30, 2000 from $826,000, or 108% of revenues, in the three months ended September 30, 1999. Sales and marketing expenses consist primarily of salaries, commissions and product marketing support related to the launch of our Media Syndicator application, trade show expenses, advertising and cost of marketing collateral. The increase in sales and marketing expenses was primarily due to growth in the sales force, commissions paid on the increased sales over the same period in 1999, marketing related to the launch of our Media Syndicator application, expanded advertising and trade-show related expenses as well as costs associated with negotiating rights agreements with recording companies. Stock-based compensation charges of $110,000 and $26,000 for the three months ended September 30, 2000 and 1999, respectively are attributable to employees categorized within sales and marketing and are presented in the separate operating expense line item within the statements of operations.

  General and Administrative Expenses. General and administrative expenses increased 151% to $2.0 million, or 59% of revenues, in the three months ended September 30, 2000 from $804,000, or 105% of revenues, in the three months ended September 30, 1999. The increase in absolute terms was primarily driven by new facilities opened during late 1999 and the first quarter of 2000 and the increase in employees in the finance, information technology, legal, investor relations and executive areas required to support a larger organization, and increased public reporting obligations. The decrease as a percentage of revenues was driven by added focus on cost control measures as compared to the same period of the prior year and the effect of significantly increased revenues. General and administrative expenses consist primarily of unallocated rent, facilities and information technology charges, salaries, legal expenses for general corporate purposes and investor relations costs associated with being a public company. We believe that as operations continue to increase in size and scope, general and administrative expenses will continue to increase although at a slower percentage than in past periods. Stock-based compensation charges of $816,000 and $144,000 for the three months ended September 30, 2000 and 1999, respectively are attributable to employees categorized within general and administrative and are presented in the separate operating expense line item within the statements of operations.

  Amortization of Intangibles and Other Long-Term Assets. Amortization of intangibles and other long-term assets of $2.1 million in the three months ended September 30, 2000 includes amortization of the goodwill and identified intangible assets related to past acquisitions, amortization related to the fair value of warrants granted to certain partners and the discount on the sale of securities to Akamai Technologies. There were no intangibles and other long-term assets as of September 30, 1999, and accordingly, there were no related amortization charges.

  Stock-Based Compensation. Stock-based compensation of $1.0 million in the three months ended September 30, 2000 consists of $1.1 million in amortization of deferred stock compensation through September 30, 2000 related to stock options previously granted below deemed fair market value, $203,000 in compensation expense related to the termination of our consultant options and $312,000 in credits related to the reversal of previously amortized deferred stock compensation due to cancellation of options. There was approximately $196,000 in stock-based compensation charges in the three months ended September 30, 1999.

  Interest Income. Interest income represents earnings on our cash, cash equivalents and short-term investments. This total was $1.7 million in the three months ended September 30, 2000 and $49,000 in the three months ended September 30, 1999. The additional income was due primarily to interest earned on our significantly higher cash and investment balances in 2000.

  Interest Expense and other. Interest expense and other consists of interest payments made on our debt instruments as well as amortization of financing charges related to our debt instruments. This total was $298,000 in the three months ended September 30, 2000 and $49,000 in the three months ended September 30, 1999. The increase was due primarily to interest paid on increased levels of borrowings.

Results of Operations
Nine Months Ended September 30, 2000 and 1999

  Revenues. Revenues were $7.6 million and approximately $1.6 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of 377% was due primarily to an increase in the number and average size of orders for our digital media services and continuing orders from repeat customers. The introduction of new products and services, such as the Media Syndicator application as well as the impact of our acquisition of VidiPax contributed to the increase over the same period in 1999. The introduction of our Consulting Services Group in late 1999 added to the increase in revenues over the same period last year.

  Cost of Revenues. Cost of revenues increased 405% to $8.6 million in 2000 from $1.7 million in 1999. Cost of revenues includes cost of personnel expenses and the allocated portion of facilities and equipment and other supporting functions related to the delivery of digital media services and applications. Stock-based compensation charges of $407,000 and $17,000 for the nine months ended September 30, 2000 and 1999 are attributable to employees categorized within production (cost of revenues) and are presented in the separate operating expense line item within the statements of operations. Cost of revenues as a percent of revenues increased to 113% for the nine months ended September 30, 2000 from 107% of revenues for the nine months ended September 30, 1999. The increase was primarily due to an increase in additional employees and facilities necessary to expand our scalable production facility to meet increased sales volumes.

  Operating Expenses. Total operating expenses increased 540% to $31.4 million in the nine months ended September 30, 2000 from $4.9 million in the nine months ended September 30, 1999. Without the effect of $4.4 million of stock-based compensation charges and $5.6 million in amortization of intangible assets and partner acquisition costs, operating expenses for the nine months ended September 30, 2000 would have been $21.4 million, an increase of $16.7 million, or 355% over the nine months ended September 30, 1999.

  Research and Development Expenses. Research and development expenses increased 642% to $4.9 million, or 64% of revenues; in the nine months ended September 30, 2000 from $662,000, or 41% of revenues, in the nine months ended September 30, 1999. The increase was due primarily to increases in applications under development and additional development personnel. Research and development expenses consist of salaries and consulting fees to support development, costs of technology acquired from third parties to incorporate into applications and other proprietary technology currently under development. Additionally, costs of developing Loudeye Media Syndicator for license to third parties and continued work on enhancing our proprietary automated encoding processes comprise a significant portion of research and development expenses. Stock-based compensation charges of $253,000 and $10,000 in the nine months ended September 30, 2000 and 1999, respectively are attributable to employees categorized within research and development and are presented in the separate operating expense line item within the statements of operations. All other research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to increase in future periods.

  Sales and Marketing Expenses. Sales and marketing expenses increased 392% to $10.9 million, or 143% of revenues, in the nine months ended September 30, 2000 from $2.2 million, or 139% of revenues, in the nine months ended September 30, 1999. The increase was primarily due to growth in the sales force, commissions paid on the increased sales over the same period in 1999, launch costs associated with the opening of our U.K. sales office and costs related to our increased branding and marketing campaigns. Sales and marketing expenses consist primarily of salaries, commissions, trade show expenses, marketing related to the launch of new products, advertising and cost of marketing collateral as well as costs associated with negotiating rights agreements with recording companies. Stock-based compensation charges of $668,000 and $27,000 in the nine months ended September 30, 2000 and 1999, respectively, are attributable to employees categorized within sales and marketing and are presented in the separate operating expense line item within the statements of operations.

  General and Administrative Expenses. General and administrative expenses increased 206% to $5.5 million, or 73% of revenues, in the nine months ended September 30, 2000 from $1.8 million, or 114% of revenues, in the nine months ended September 30, 1999. The increase in absolute terms was primarily driven by new facilities opened during late 1999 and the first quarter of 2000 and the increase in employees in the finance, information technology, legal, investor relations and executive areas required to support a larger organization, and increased public reporting obligations. General and administrative expenses consist primarily of unallocated rent, facilities and information technology charges, salaries, investor relations costs associated with being a public company. Another component is legal fees related to general corporate purposes and patents. We believe that as operations continue to increase in size and scope, general and administrative expenses will increase. Stock-based compensation charges of $3.1 million for the nine months ended September 30, 2000 and $150,000 for the nine months ended September 30, 1999 are attributable to employees and consultants categorized within general and administrative and are presented within the separate operating expense line item within the statements of operations. Of the total stock-based compensation charges, $1.3 million is due to marking options granted to consultants to fair value.

  Amortization of Intangibles and Other Long-Term Assets. Amortization of intangibles and other long-term assets of $5.6 million in the nine months ended September 30, 2000 includes amortization of the goodwill and identified intangible assets related to past acquisitions, amortization related to the fair value of warrants granted to certain partners and the discount on the sale of securities to Akamai Technologies. There were no intangibles and other long-term assets as of September 30, 1999, and accordingly, there were no related amortization charges.

  Stock-Based Compensation. Stock-based compensation of $4.4 million in the nine months ended September 30, 2000 consists of $3.7 million in amortization of deferred stock compensation through September 30, 2000 related to stock options previously granted below deemed fair market value and $1.3 million in expense related to marking options granted to consultants to fair market value as of September 30, 2000, offset by $574,000 in credits related to the cancellation of stock options.

  Interest Income. Interest income represents earnings on our cash, and cash equivalents and short-term investments. This total was $4.1 million in the nine months ended September 30, 2000 and $82,000 in the nine months ended September 30, 1999. The additional income was due primarily to interest earned on our significantly higher cash and investment balances in 2000.

  Interest Expense and Other. Interest expense and other consists of interest payments made on our debt instruments as well as amortization of financing charges related to our debt instruments. This total was $574,000 in the nine months ended September 30, 2000 and $103,000 in the nine months ended September 30, 1999. The increase was due primarily to interest paid on increased levels of borrowings to finance equipment purchases.

Liquidity and Capital Resources

  Net cash used in operating activities was $21.6 million and $4.3 million in the nine months ended September 30, 2000 and 1999, respectively. For 2000, cash used in operating activities resulted primarily from a net loss of $28.9 million, a decrease of approximately $4.3 million in accounts payable and an increase in trade accounts receivable of $1.9 million, partially offset by non-cash charges of $13.0 million related to stock-based compensation, depreciation and amortization, increases of $294,000 in customer deposits and deferred revenues, and an increase of $1.4 million in other accrued expenses. Cash used in operating activities in 1999 was due primarily to a net loss of $5.0 million.

  Net cash used in investing activities was $18.0 million and $2.2 million for the nine months ended September 30, 2000 and 1999, respectively. This was primarily related to purchases of equipment, cash paid for acquisition of businesses and capitalized software development costs.

  Net cash provided by financing activities was $88.8 million and $11.2 for the nine months ended September 30, 2000 and 1999, respectively. The cash provided by financing activities in 2000 primarily resulted from the net proceeds of our initial public offering, and the concurrent sale of shares to a strategic investor. On March 15, 2000, we closed our initial public offering of 4,500,000 shares of common stock at $16.00 per share, for net proceeds of $67.0 million. On April 14, 2000, the underwriters for the IPO exercised their over-allotment option and purchased an additional 675,000 shares at $16.00 per share, for net proceeds of $10.0 million. Concurrent with the initial public offering, we sold 336,022 shares of common stock at a price of $14.88 per share to a strategic investor. Net proceeds were $5.0 million. The combined net proceeds from the preceding transactions, less offering costs of $1.5 million, were $80.4 million. An additional $9.3 million in proceeds were generated from our credit facilities. Sources of funds from financing activities for the nine months ended September 30, 1999 were $9.3 million from the sales of convertible preferred stock and $1.9 million in proceeds from long-term debt. As of September 30, 2000, we had $99.6 million of cash, cash equivalents and short-term investments.

  As of September 30, 2000, our principal commitments consisted of obligations outstanding under operating leases, notes payable totaling $9.5 million under our credit facility with Imperial Bank and notes payable totaling $1.9 million, under our credit facility with Dominion Venture Finance LLC. Borrowings from Imperial Bank bear interest at Imperial's prime rate and prime rate plus 0.75%, and are secured by assets financed under the agreement. The average interest rate paid on our borrowings under the Imperial Bank facility was 10.19% and 10.01% in the three and nine months ended September 30, 2000, respectively. The notes payable to Dominion bear interest at rates ranging from 8.57% to 9.65%. Interest on the Imperial Bank note is payable monthly, and the principal is due on August 30, 2002. Interest on the Dominion Venture Finance notes is payable monthly, and the principal is due in the third and fourth quarters of 2002. For the foreseeable future we anticipate our capital expenditures and lease commitments will continue consistent with anticipated growth in operations, infrastructure and personnel.

  In June 2000, we amended our loan agreement with Imperial Bank to add an additional credit facility which permits revolving borrowings and standby letters of credit aggregating up to $2.0 million. Additionally, the amended facility provides for a term loan of up to $10.0 million for the purchase of capital equipment. The $2.0 million credit line bears interest at Imperial Bank's prime rate (9.50% at September 30, 2000), with principal and interest due at maturity in one year. There were no borrowings outstanding under the amended credit line at September 30, 2000. The $10.0 million equipment facility bears interest payable monthly during each draw period at Imperial's prime rates plus 0.75% followed by 36 equal monthly payments of principal plus interest. Borrowings under this facility are secured by assets financed under the agreement. At September 30, 2000, $8.9 million was outstanding under the amended credit facility with Imperial Bank.

  Since our inception, we have significantly increased our operating expenses. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.
  We believe that our existing cash, cash equivalents, short-term investments, the amounts available under the working capital line and the new facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 18 to 24 months. Thereafter, if we cannot fund working capital and capital expenditure requirements from our operations, we may find it necessary to obtain additional equity or debt financing, sell assets or reduce spending plans. In the event additional equity or debt financing is required, we may not be able to raise it on acceptable terms or at all.

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

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline

  We have incurred net losses from operations of $41.4 million during the period August 12, 1997 (inception) through September 30, 2000. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows for the foreseeable future. To achieve profitability, we must, among other things:

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

  We might not be successful in achieving any or all of these objectives. Failure to achieve any or all of these objectives could have a serious adverse impact on our business, results of operations and financial position. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, we expect to increase our operating expenses in the future as we attempt to expand our digital media service and application offerings, grow our customer base, enhance our brand image, improve our technology infrastructure and open new offices. These higher operating costs could increase our quarterly net losses for the foreseeable future. Accordingly, our ability to operate our business and implement our business strategy may be hampered and the value of our stock may decline.

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

          .  Variability in average order size or product mix;

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

  Our limited operating history and new and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons. We expect our operating expenses to increase in absolute dollars. Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of future revenues. These expenditure levels are, to a large extent, fixed in the short term. Thus, we may not be able to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues and any significant shortfall in revenues relative to planned expenditures could have an immediate adverse effect on our business and results of operations. If our operating results fall below the expectations of securities analysts and investors in some future periods, our stock price will likely decline.

  We are increasingly reliant upon the music industry and the music industry in particular has recently been the focus of heightened concern with respect to copyright infringement and other misappropriation claims, and the outcome of developing legal standards in that industry is expected to impact music, video and other content being distributed over the Internet. If, as a result, potential customers forego or delay distributing traditional media content over the Internet, demand for our digital media applications and services could be reduced which would harm our business.

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

We are dependent on the development and rate of adoption of digital media and the delay or failure of this development would seriously harm our business

  We are dependent on the development and rate of adoption of digital media and the delay or failure of this development would seriously harm our business. The development of commercial applications for digital media content is in its very early stages. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective medium for the distribution of digital media content to consumers, then we will not succeed in executing our business plan. Many factors could inhibit the growth of electronic commerce in general and the distribution of digital media content in particular, including concerns about the profitability of Internet-based businesses, uncertainty about how to generate revenue by using rich media, uncertainty about music rights issues, bandwidth constraints, piracy and privacy.

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

We depend on a limited number of customers for a majority of our revenues so the loss or delay in payment from one or a small number of customers could have a significant impact on our revenues and operating results

  A limited number of customers have accounted for a majority of our revenues and will continue to do so for the foreseeable future. During the nine months ended September 30, 1999, two of our customers composed approximately 28% of our revenues; while in the nine months ended September 30, 2000, two customers composed approximately 32% of our revenues. We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues for the quarter. If we were to lose a key customer, our business, financial condition, and operating results could suffer. In addition, if any customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing our customer base, our business could be harmed.

Commercial failure of Internet-based businesses could reduce demand for our digital media services and applications

  Historically, the majority of customers for our digital media services and applications have been Internet-based businesses. Our business prospects and revenues would be harmed by the commercial failure or diminished commercial prospects of these or like customers. In addition, if such customers have difficulty raising additional capital to fund their operations, our business prospects and revenues would be harmed


We may be liable to third parties for music, software, and other content that we encode, distribute, or make available on our site

  We may be liable to third parties for the content that we encode, distribute or make available on our site:

          . If the content or the performance of our services violates third party copyright, trademark, or other intellectual property rights;

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

We rely on strategic relationships to promote our services and for access to licensed technology; if we fail to maintain or enhance these relationships, our ability to serve our customers and develop new services and applications could be harmed

  Our ability to provide our services to users of multiple technologies and platforms depends significantly on our ability to develop and maintain our strategic relationships with key streaming media technology companies including, among others, Apple Computer, Inc., Microsoft Corporation, RealNetworks, Inc. and Terran Interactive, Inc. and hosting and distribution companies including, among others, Digital Island, Inc., Akamai Technologies, Inc. and AT&T, Intel. We rely on these relationships for licensed technology to maintain our ability to service RealNetworks RealMedia, Microsoft Windows Media and Apple Quicktime platforms and applications. Due to the evolving nature of the Internet media infrastructure market, we will need to develop additional relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom we do not have pre-existing relationships. We cannot be certain that we will be successful in developing new relationships or that our partners will view these relationships as significant to their own business or that they will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our brand and services.

If we are ineffective in managing our growth, our business may be harmed

  We have rapidly and significantly expanded our operations and anticipate that further expansion will be required to execute our business strategy. This growth has accelerated since January 1, 1999; from January 1, 1999 to September 30, 2000, we have grown from 41 to approximately 400 full-time, part-time and temporary employees. In December 1999, we acquired Alive.com, Inc. and in June 2000 we acquired VidiPax, Inc.

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

  Our current systems are insufficient to indefinitely accommodate our targeted level of future operations. Effectively managing our expected future growth will require, among other things, that we successfully upgrade and expand our production processes and systems, expand the breadth of products and services we offer, improve our management reporting capabilities and strengthen internal controls and accounting systems. We will also need to attract, hire and retain highly skilled and motivated officers and employees. We must also maintain close coordination among our marketing, operations, development and accounting organizations.

  We have recently added new production and/or sales facilities in Santa Monica, California, New York, New York and London, England. If we are unable to integrate these effectively into our operations, our business could be harmed.

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

  The market for digital media services and applications is relatively new, and we face competition from in-house encoding services by potential customers, other vendors that provide outsourced digital media services and companies that directly provide digital media applications. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for Internet media services and applications, the more competitors are likely to emerge including turnkey Internet media application and service providers such as Yahoo!, Broadcast Services, and Evoke; streaming media platform developers such as Apple, Microsoft, RealNetworks, and Liquid Audio, Inc.; and video post-production houses. Our digital media services business may face competitive services from companies such as Globix Corporation, Magnum Design and Sonic Foundry, Media100, Virage, Excalibur and others. Our digital media applications business may face competitive products from companies like AudioSoft, AudioTrack, Context Media, InterTrust Technologies Corporation, Microsoft, RealNetworks, Versifi, Virage and Vignette Corporation.

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

Our business model is unproven, making it difficult to forecast our revenues and operating results

  Our business model is based on the premise that digital media content providers and developers will outsource a large percentage of their encoding services needs and content management needs. Our potential customers may rely on internal resources for these needs. In addition, technological advances may render an outsourced solution unnecessary, particularly as new media content is created in a digital format. Market acceptance of our services may depend in part on reductions in the cost of our services so that we may offer a more cost effective solution than both our competitors and our customers doing the work internally. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or may not lead to improved gross margins. In order to remain competitive, we expect to reduce the cost of our services through design and engineering changes. We may not be successful in reducing the costs of our services.

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

The length of our sales cycle is uncertain and therefore could cause significant variations in our operating results

  Our customers typically include large corporations that often require long testing and approval processes before making a purchase decision. Therefore, the length of our sales cycle the time between an initial customer contact and completing a sale has been and may continue to be unpredictable. The time between the date of our initial contact with a potential new customer and the execution of a sales contract with that customer ranges from less than two weeks to more than six months, depending on the size of the customer, the application of our solution and other factors. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including budgetary constraints and internal acceptance procedures. During the sales cycle, we may expend substantial sales and management resources without generating corresponding revenues. Our expense levels are relatively fixed in the short term and are based in part on our expectation of future revenues. As a result, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represent a large portion of our revenues.

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

Our expansion into international markets will require significant resources and will subject us to new uncertainties that may limit our return from our international sales efforts

  One of our strategies to increase our sales is to add an international sales force and operations. In March 2000 we opened a sales office in London, England. Our further expansion will involve a significant use of management and financial resources, particularly because we have no previous experience with international operations. We may not be successful in creating international operations or sales. In addition, international business activities are subject to a variety of risks, including:

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

Any acquisitions we make could disrupt our business and harm our financial condition

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

  In addition, recent changes in the Financial Accounting Standards Board and SEC rules for merger accounting may affect our ability to make acquisitions or be acquired. For example, elimination of the "pooling" method of accounting for mergers increases the amount of goodwill that we would be required to account for if we acquired another company, which would have an adverse financial impact on our future net income. Further, the reduced availability of write-offs for in-process research and development costs under the purchase method of accounting in connection with an acquisition could make an acquisition more costly for us.

  We may be unable to meet our future capital requirements and execute on our business strategy.

  We expect current cash balances, cash equivalents and investments to meet our working capital and capital expenditure needs for the next 18 to 24 months. Because we are not currently generating sufficient cash to fund our operations, we may be forced to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend on several factors, including the rate of market acceptance, our ability to expand our customer base and increase revenues, our level of expenditures for marketing and sales, purchases of equipment, and other factors. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict our operations or finances. If we cannot raise funds, if needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact our business, operating results and financial condition.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We provide Internet media infrastructure services and applications. Our financial results could be affected by factors such as changes in interest rates and fluctuations in the stock market. As substantially all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our risks. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we anticipate no material market risk exposure. Therefore, no quantitative tabular disclosures are presented.

                          PART II.  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          None.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

   (c) Recent Sales of Unregistered Securities

          In August 2000, Loudeye issued warrants to purchase an aggregate of 75,000 shares in connection with a commercial agreement. The issuance of the warrants were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering. The receipient had adequate information about Loudeye.

  (d) Use of Proceeds from Sales of Registered Securities

          The net proceeds of our initial public offering and the concurrent sale of shares to Akamai Technologies, Inc. which both closed on March 15, 2000 as well as the exercise of the underwriters' over-allotment option on April 14, 2000 totaled $82.0 million. As of September 30, 2000, we have used approximately $26.0 million of those proceeds for working capital and general corporate purposes, including increased spending on sales and marketing, customer support, research and development, expansion of our operational and administrative infrastructure, and the purchase of capital equipment and businesses. We expect to use the remaining proceeds of the offering for similar purposes. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, product lines or products. However, specific amounts for any future use of proceeds have not yet been determined and we have no current plans, agreements or commitments with respect to any such acquisition. Pending these uses, we intend to invest the net proceeds in short-term, interest-bearing, investment grade securities with original maturities of less than one year.


ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

          None.


ITEM 5:   OTHER INFORMATION

          None.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.

--------------------------------------------------------------------------------
Exhibit                            Description
-------                            -----------
Number
------
--------------------------------------------------------------------------------
  2.1*         Agreement and Plan of Reorganization dated November 19, 1999 between Loudeye Technologies, Inc. and Alive.com, Inc.
--------------------------------------------------------------------------------
  3.1*         Fifth Amended and Restated Certificate of Incorporation of
          Loudeye Technologies, Inc.
--------------------------------------------------------------------------------
  3.2*         Form of Amended and Restated Certificate of Incorporation of
          Loudeye.
--------------------------------------------------------------------------------
  3.4*         Bylaws of Loudeye Technologies, Inc.
--------------------------------------------------------------------------------
  4.1*         Form of Loudeye Technologies, Inc. common stock certificate.
--------------------------------------------------------------------------------
 10.1*         Form of Indemnification Agreement between Loudeye Technologies and each of its officers and directors.
--------------------------------------------------------------------------------
 10.2*         1998 Stock Option Plan, as amended.
--------------------------------------------------------------------------------
 10.3*         Alive.com, Inc. 1998 Stock Option Plan.
--------------------------------------------------------------------------------
 10.4*         2000 Stock Option Plan.
--------------------------------------------------------------------------------
 10.5*         2000 Director Stock Option Plan.
--------------------------------------------------------------------------------
 10.6*         2000 Employee Stock Purchase Plan.
--------------------------------------------------------------------------------
 10.7*         Series A Preferred Stock Subscription Agreement dated March 26,
          1998 between Loudeye Technologies, Inc. and Martin Tobias.
--------------------------------------------------------------------------------
 10.8*         Series A Preferred Stock Subscription Agreement dated March 26,
          1998 between Loudeye Technologies, Inc. and Alex Tobias.
--------------------------------------------------------------------------------
 10.9*         Series A Preferred Stock Note Conversion Agreement dated June 5,
          1998 between Loudeye Technologies, Inc. and Martin Tobias.
--------------------------------------------------------------------------------
10.10*         Series B Preferred Stock Purchase Agreement dated June 5, 1998 among Loudeye Technologies, Inc. and Purchasers of Series B Preferred Stock.
--------------------------------------------------------------------------------
10.11*         Series C Preferred Stock Purchase Agreement dated April 30, 1999 among Loudeye Technologies and Purchasers of Series C Preferred Stock.
--------------------------------------------------------------------------------

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

  10.27*       Offer Letter to Larry Culver dated August 2, 1999.
--------------------------------------------------------------------------------
  10.28*       Offer Letter to Douglas Schulze dated August 30, 1999.
--------------------------------------------------------------------------------
  10.29*       Offer Letter to James Van Kerkhove dated November 5, 1999.
--------------------------------------------------------------------------------
  10.30*       Offer Letter to David Weld dated December 2, 1999.
--------------------------------------------------------------------------------
  10.31*       Offer Letter to Tom Hodge dated January 17, 2000.
--------------------------------------------------------------------------------
  10.32+*      Agreement between Loudeye Technologies, Inc. and Microsoft
            Corporation dated June 22, 1998.
--------------------------------------------------------------------------------
  10.33*       Common Stock Purchase Agreement between the Registrant and Akamai
            Technologies, Inc. dated as of February 15, 2000.
--------------------------------------------------------------------------------
  10.34+*      Services Agreement between Loudeye Technologies, Inc. and Akamai
            Technologies, Inc. dated as of February 15, 2000.
--------------------------------------------------------------------------------
  10.35*       Amended and Restated Loan and Security Agreement between Imperial
            Bank and Loudeye Technologies, Inc. dated May 17, 2000.
--------------------------------------------------------------------------------
  10.36*       Amended and Restated Services Agreement between Valley Media,
           Inc. and Loudeye Technologies, Inc. dated April 2000.
--------------------------------------------------------------------------------
  10.37*       Stock Purchase Agreement dated as of June 14, 2000 by and among
           Loudeye Technologies, Inc., VidiPax, Inc. and James Lindner
--------------------------------------------------------------------------------
  10.38*       First Amendment of Office Lease Agreement dated April 3, 2000 between Times Square Building L.L.C. and Loudeye Technologies, Inc.
--------------------------------------------------------------------------------
  10.39*       Second Amendment of Office Lease Agreement dated May 1, 2000 between Times Square Building L.L.C. and Loudeye Technologies, Inc.
--------------------------------------------------------------------------------
  10.40*       Lease Agreement dated June 14, 2000 between Brown Bear Realty
           Corporation and Loudeye Technologies, Inc.
--------------------------------------------------------------------------------
  10.41+       Volume Purchase Order dated July 19, 2000 by and between
           MusicBank and Loudeye Technologies, Inc.
--------------------------------------------------------------------------------
  27.1         Financial Data Schedule
--------------------------------------------------------------------------------

  +   Confidential treatment has been requested as to certain portions of this
Exhibit.
  * Incorporated by reference to Loudeye Technologies, Inc.'s registration statement on Form S-1 file number 333-93361 or previously filed statements on Form 10-Q.

 (b) Reports on Form 8(k).

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2000.

                                   LOUDEYE TECHNOLOGIES, INC.



                                   By /s/ BRADLEY A. BERG
                                      ---------------------------
                                      Bradley A. Berg
                                      Chief Financial and Accounting Officer