Form 10-K
period 2000-12-31
LOUDEYE TECHNOLOGIES INC
filed 2001-02-27
CIK 1064648

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the fiscal year ended December 31, 2000

                        Commission File Number: 0-29583

                               ----------------

                          LOUDEYE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       91-1908833
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

       Times Square Building 414 Olive Way, Suite 500, Seattle, WA 98101
              (Address of principal executive offices) (Zip Code)

                                 206-832-4000
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.001 Par Value Per Share

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $30,326,000 as of February 23, 2001, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Common                                        37,048,685
                   (Class)                           (Outstanding at February 23, 2001)

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement relating to the registrant's 2001 Annual Meeting of Shareholders to be held on May 17, 2001 are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           LOUDEYE TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
                                     PART I

 ITEM 1  BUSINESS.....................................................       1

 ITEM 2  PROPERTIES...................................................      14

 ITEM 3  LEGAL PROCEEDINGS............................................      14

 ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........      14

                                    PART II

 ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.....................................................      15

 ITEM 6  SELECTED CONSOLIDATED FINANCIAL DATA.........................      16

 ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS AND RISK FACTORS..................      17

 ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...      35

 ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................      36

 ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................      57

                                    PART III

 ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........      57

 ITEM 11 EXECUTIVE COMPENSATION.......................................      57

 ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................      57

 ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............      57

                                    PART IV

 ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K....................................................      58

 EXHIBIT INDEX.........................................................  58-60

                                    PART I

ITEM I BUSINESS

Forward Looking Statements

  Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein, including management's discussion and analysis of financial condition and results of operations in Item 7 of Part II hereof, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding regulatory approvals, operating results and capital requirements, that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, uncertainties related to the early stage of the Company and its research and development programs; uncertainties related to the effectiveness of the Company's technology and the development of its products and services; dependence on and management of existing and future corporate relationships; dependence on licensed content and technology; dependence on proprietary technology and uncertainty of patent protection; management of growth; history of operating losses; future capital needs and uncertainty of additional funding; dependence on key personnel; intense competition; existing government regulations and changes in, or the failure to comply with, government regulations, and other risks detailed below, including those in Item 7 of Part II "Risk Factors," the Risk Factors set forth in our registration statement on Form S-1 as amended for the initial public offering of our common stock as filed with the Securities and Exchange Commission and declared effective on March 15, 2000 and those included from time to time in the Company's other reports with the Securities Exchange Commission and press releases, copies of which are available from the Company upon request. All forward-looking statements included in this document are based on information available to us on the date hereof, and the Company assumes no obligation to update any forward-looking statements contained herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

  We are a leading provider of digital media infrastructure services and applications that create a complete solution for the media, entertainment and corporate markets. Our digital media services and applications encompass an end-to-end solution for customers that includes:

  .  media preservation and restoration, through our VidiPax subsidiary;

  .  media and metadata capture and digital archive management;

  . encoding, or the transformation of audio and video content into streaming media or digital download formats;

  . distribution through a variety of methods including encoded file delivery, hosted subscription services and syndication; and

  .  consulting services.

  Our solutions simplify and accelerate the process of delivering audio and video content on the Internet and other digital distribution platforms. Our proprietary systems and technology enable scalable and cost effective archival, retrieval and processing of large inventories of digital media. Our services and applications are built upon a robust production and delivery infrastructure. The benefits of our services and applications include:

  . an end-to-end solution to reduce complexity for customers and cost-effectively enable a wide range of digital media strategies;

  . significant capacity to process and manage large volume projects in a rapid time frame;

  . a highly flexible and extensible platform to enable tailored customer solutions; and

  . strategic relationships with selected major media companies and content owners.

  In 2000, we delivered over 7.4 million encoded audio files and 680,000 encoded video minutes to customers. We served over 220 customers in 2000 including AtomFilms (acquired by shockwave.com), Audible, Inc., CinemaNow, The Coca-Cola Company, Digital Club Network, Disney Enterprises, Inc., EMusic.com Inc., Ford Motor Company, IFILM, Kanakaris Communications, Inc., LicenseMusic.com, Inc., Microsoft Corporation, musicbank, Next Audio Inc., Universal Music Group, Valley Media Inc., and XM Satellite Radio, Inc.

  Our objective is to be the leading digital media infrastructure provider of comprehensive digital media solutions. We seek to achieve this objective through the following key strategies:

  .  developing and marketing an end-to-end suite of products and services;

  . leveraging existing management, production and delivery systems to support new products and services;

  . establishing relationships and obtaining content license agreements from content owners;

  .  expanding into selected international markets; and

  . selectively pursuing strategic acquisitions to strengthen our market position, expand our proprietary technology and accelerate our product strategy.

  During 2000 the demand for digital music grew rapidly, and we believe it will continue to grow. To address the opportunity in the digital music segment, we intend to focus our efforts on developing and marketing an end-to-end suite of digital music services and applications that leverage our advanced digital media infrastructure systems and software applications. This will enable media and music companies to deliver legitimate digital music offerings to this growing audience. To support these initiatives, we intend to continue executing our strategy to develop relationships with copyright owners in the music industry, including major music companies, independent record labels, artists and publishers, to enable them, and their authorized licensees, to distribute digital music to their audiences on a legitimate basis. To this end, in 2000 we announced content licensing agreements with Universal Music Group, Warner Music Group and BMG Entertainment.

  Loudeye Technologies, Inc. was founded as a Washington limited liability company in 1997 and was incorporated in Delaware in 1998. Our headquarters are in Seattle, Washington, and we have facilities in New York, New York, London, England, and Santa Monica, California.

Industry Background

 Traditional Media

  The management of large inventories of audio and video content and the ability to leverage distribution channels are constant challenges to companies in a wide variety of global industries, including music and video entertainment, corporate communications and advertising. With the millions of hours of existing audio and video content and the thousands of hours of new audio and video content created each day, media owners have become more aggressive in exploring new ways to reach audiences and distribute their content.

  The technologies and standards that form the basis of traditional media and distribution, however, are not compatible with the infrastructure supporting the Internet and other advanced digital distribution platforms. For example, audio and video content from compact discs, tapes and film, cannot be played to a global Internet audience without significant manipulation, processing and new technology. In order to further expand their markets and leverage the value of their content over new digital distribution platforms, while protecting, tracking, controlling and administering intellectual property rights around their content, content owners need to find new methods that transfer the consistent formats and delivery methods of traditional media into the multi-faceted and changing technologies of the new digital distribution methods.

 The Emergence of Digital Media

  We believe the continued development of digital media technologies and improved access to broadband connections will increase the quality and reliability of digital media delivery and increase the demand for audio and video content on the Internet and other digital distribution platforms.

  . Internet usage and access speeds are increasing. The potential audience for digital media continues to grow. According to Nielsen/NetRatings, as of December 2000, more than 158 million people in the United States had access to the Internet. In addition, average Internet access speeds in the home continue to increase. Nielsen/NetRatings estimates home users in the United States with 56Kbps or greater Internet access speeds reached approximately 69.6 million at the end of 2000, or 71% of the total number of home users. This is a 95% increase over the approximately 35.6 million home users in the United States that Nielsen/NetRatings estimates had 56Kbps or greater access at the end of 1999. Nielsen/NetRatings estimates broadband Internet access in U.S. homes increased in 2000 by 148%, to a total of approximately 11.7 million U.S. home users in 2000 compared to approximately 4.7 million in 1999.

  . Digital media players have high levels of penetration on home PCs in the United States. Technology that enables the consumption of digital media using personal computers and other connected devices was widely adopted by users in the United States in 2000. For example, Media Metrix estimates that as of September 2000 media player applications are installed on approximately 99 percent of home personal computers in the United States, enabling the consumption of streaming and downloadable digital audio and video content. In addition, media player technology is being widely utilized by such users. According to Media Metrix, in November 2000, approximately 47 percent of home computer users in the United States used a media player, and approximately 40 percent used a streaming media player.

  . The online music industry is a large and growing market. The market for online media is large and growing. For example, Jupiter Research estimates the domestic online music market in 2000, which includes the domestic sale of CDs online as well as digital distribution of music, equaled approximately $800 million. Jupiter Research estimates that the domestic online music market will increase to approximately $5.4 billion in 2005, with sales of digitally distributed music, including the sale of digital downloads and music subscriptions services, representing approximately 28% of the market in 2005.

 Challenges to the Growth of Digital Media

  Before companies can deliver traditional media over the Internet and new digital distribution platforms, they must overcome several limitations of the current Internet infrastructure. Digital media distribution over the Internet is a highly fragmented process with a variety of evolving and competing digital media formats. For example, there are a wide and growing number of download technologies such as AAC, AVI, QuickTime and MPEG 1--n that are used to transfer and play files from personal computers. Digital content is also delivered in streaming formats developed by Microsoft, RealNetworks, Apple and others, that must support a number of speeds, or bit rates. In most cases, these formats are incompatible with one another and technology developers are dedicated to the preservation of their own proprietary format. In order to maximize their addressable audience and take full advantage of the compelling experience that digital distribution of media can provide, distributors of audio and video content must be able to distribute their content in a manner optimized for each of these variables and must be able to respond as the underlying technologies evolve.

  Companies must internally develop the ability to deliver, or hire outside firms to migrate, their existing and newly created audio and video content onto the Internet and other digital platforms. The core competencies required to complete this migration process include the following areas:

  . Media Preservation and Restoration. Industry sources estimate there are millions of hours of archived video and audio content worldwide, representing content categories such as entertainment, news, sporting events, corporate communications, historical archives, etc. Much of this video and audio content resides in enormous, discrete library archives that were originally recorded and archived in a wide variety of traditional and sometimes obscure magnetic media formats, all of which degrade over time. The content owner must eventually either restore the content on newer media formats or risk it degrading completely and losing it forever. Recently, some of these archive and content owners have recognized the need to both restore their media assets and adapt them for use under the new distribution channels and business models now available on the Internet. The process of restoring the content in parallel with managing and encoding the files for Web distribution is complex.

  . Media and Metadata Capture. Capturing digital media involves the conversion of content from traditional analog formats to digital formats while maintaining the original quality. Once captured, the high quality, uncompressed digital content can be archived or used to create compressed, encoded files that are ready for digital distribution.

   The process of managing digital media is made more complex due to a range of processes necessary to support the creation of metadata files. Metadata, or data and information about the original content, is especially important as companies attempt to sell and distribute content over the Internet. Metadata provides descriptive data to the consumer such as, in the case of music titles, artist information, track level data, title name, cover art and additional information that can be used to consummate commerce transactions or establish marketing relationships associated with the music, such as an online CD sale or an email marketing campaign. In addition, metadata is critical in facilitating the administration of tracking and reporting required in many licensing arrangements with copyright holders.

  . Encoding. To transmit digital media over the Internet and other advanced digital distribution networks, the uncompressed digitized content needs to be encoded into compressed, Internet-compatible digital formats. Encoding large volumes of content in an efficient manner is a complex process that requires highly scalable production technology. In addition, it is at the encoding stage that metadata is at times merged with the encoded file from a centralized database. This adds to the complexity of the encoding process. Since the Internet is still at a formative stage of development, the various encoding formats and technologies continue to conflict and evolve. As a result, content owners many times desire to create multiple copies of their digital content in multiple formats, to support their distribution strategies. Additionally, the encoding process for a particular item or entire libraries may need to be repeated over time to keep pace with the introduction of new formats and the changing preferences of online users, adding to the complexity.

  . Distribution. Scalable and reliable methods to deliver electronic media must be integrated with data management and encoding systems to manage the data flow process effectively.

  It is often difficult and costly for content owners and media companies to develop and manage all of these core competencies themselves. They often do not have the internal resources or time to develop the expertise necessary to address these problems without disrupting their core business activities.

  Also, there are many providers of applications or narrowly defined services and technologies that fail to meet all of the challenges associated with capturing, managing and distributing digital media, leaving a previously unfulfilled demand in the Internet media infrastructure market. As a result, we believe that content owners and media companies are increasingly seeking a comprehensive, technology-agnostic, outsourced solution for enabling traditional audio and video content on the Internet.

  Moreover, apart from technical challenges, companies who seek to distribute digital media over the Internet are often faced with challenges in obtaining copyright licenses from a variety of rights holders. For example, these copyrights often address differing activities related to the delivery of digital media, such as reproduction and performance, which may require separate licensing arrangements. In addition, these copyrights may be held by different parties, such as publishers, artists and record labels. The effort to obtain the necessary rights by such third parties is often significant, and frequently disrupts, delays or prevents the launch of a wide range of digital media business models.

The Loudeye Solution

  Loudeye is a leading provider of digital media infrastructure services and applications that create a broad solution for the media, entertainment and corporate markets. Our solution helps our customers reduce the barriers impeding the management and delivery of digital audio and video content. Our solution is based on a proprietary architecture comprised of an advanced digital archival and production system and robust delivery infrastructure that can scale to meet the encoding and distribution demands of large-volume and complex digital media content libraries. The primary elements of our solution include Digital Media Services and Digital Media Applications. By providing this broad range of products and services, we enable the production, management and distribution of our customers' digital media content over the Internet and other digital distribution platforms.

  Our solutions offer customers the following key benefits:

  . End-to-end solution reduces complexity for customers and enables a wide range of digital media strategies. Our end-to-end solution addresses a series of highly complex steps required to deploy a wide range of digital media strategies. Our services and applications provide a comprehensive solution ranging from the restoration, capture, storage, encoding, and delivery of audio and video content through a single outsourced solution provider. As a result, customers receive quality and reliable service at less expense than an internal solution without the need to purchase capital equipment, develop system expertise, train personnel or manage evolving technology platforms.

  . Significant capacity provides time to market advantages. Our proprietary archival and production systems are scalable resulting in significant capacity to manage and process high volumes of digital media. We have developed proprietary products and services based upon an automated and distributed architecture of encoding, conversion and media enhancement systems so that we can process high volumes of digital media while simultaneously monitoring and enhancing its quality. We have invested significant resources to provide the physical and technical capability to manage large scale encoding projects in the rapid time frame that our customers require to deploy their strategies quickly and capitalize upon rapidly changing market opportunities. We believe we are the leader in this area, delivering over 7.4 million encoded audio files and 680,000 encoded video minutes of digital content to customers in 2000.

  . High degree of flexibility enables tailored customer solutions. Because owners and distributors of content require flexibility in the ability to distribute media in a variety of competing streaming and digital download formats, we maintain platform neutrality among the expanding number of digital media technologies. We also support third party digital rights management technologies and content indexing solutions and have developed close relationships and expertise related to a wide range of industry leading hosting providers. In addition, we can offer consulting and integration services to develop tailored solutions for unique or highly complex digital media implementations.

  . Strategic relationships facilitate legitimate digital media strategies. From our inception we have positioned our products and services as the enabling infrastructure to support content owners in the legitimate distribution of digital media over the Internet and new digital distribution platforms. At times, obtaining the requisite licenses can prove challenging to customers, as they must often obtain copyright licenses from a variety of rights holders. For example, these copyrights often address differing activities related to the delivery of digital media, such as reproduction and performance, which may require separate licensing arrangements. In addition, these copyrights may be held by different parties, such as publishers, artists and record labels. We have developed relationships and signed content licensing agreements with three of the major music companies, Universal Music, Warner Music Group, and BMG Entertainment and have developed working relationships with other music companies.

Company Strategy

  Our objective is to be the leading digital media infrastructure provider of comprehensive digital media solutions. We seek to achieve this objective through the following key strategies:

  Developing and marketing an end-to-end suite of products and services. We intend to expand upon our strengths in digital media services and applications by continuing to develop and market an end-to-end suite of managed and subscription services. Given the rapidly changing requirements of this evolving industry, there are advantages in building complete systems that are optimized for large scale archive management, high quality and high volume output, and robust serving and delivery of hosted digital content. We believe that as the volume of content requiring these processes continues to increase, media companies and content owners that currently manage, encode and host their media in-house will see a significant economic advantage to outsourcing to us for a full-suite of managed and subscription services. This strategy allows us to become the single, outsourced solution for digital media infrastructure solutions for our target customers. We have invested significantly in our research and development efforts and to build our intellectual property focused on these digital media solutions.

  Leveraging existing management, production and delivery systems to support new products and services. As an early leader in the high-end, outsourced encoding market, we have been able to develop strong relationships with influential customers and manage the first step in the migration of audio and video content onto the Internet. We plan to leverage our core infrastructure and expertise in high quality and high capacity digital media systems into applications and subscription services that address a variety of end-to-end solutions for those customers. An example of these applications and services include our Loudeye(TM) Media Subscription Services for Music Samples, an end-to-end hosted content offering for the online music market. We believe that by building and managing an applications platform for digital media, we can deploy solutions that address the complete cycle of capture, management and distribution more efficiently and cost effectively than our customers or competitors.

  Establishing relationships and obtaining content license agreements from content owners. We have developed relationships and signed content licensing agreements with three of the major music companies, Universal Music, Warner Music Group and BMG Entertainment and have developed working relationships with other music companies. We will continue to seek to obtain necessary content licensing agreements to facilitate the delivery of other music from additional music companies and publishers. In addition, we will seek to further develop our relationships with all of the major music companies in order to support their digital music strategy deployments and service their digital music infrastructure requirements.

  Expanding into selected international markets. We believe that we are well positioned to leverage our current technology to provide digital media solutions to major media and entertainment companies. We have relationships with global media companies that have digital media initiatives in Europe. Our European sales office is based in London and we plan to selectively expand into additional international markets to capitalize upon the opportunity for providing digital media solutions to international media and entertainment companies.

  Selectively pursuing strategic acquisitions to strengthen our market position, expand our proprietary technology and accelerate our product strategy. We will continue to selectively pursue strategic acquisitions to strengthen our market position, expand our proprietary technology and accelerate our product strategy. In addition, we continuously look for components and technologies to augment our solutions through partnering with industry leaders outside of our core area of expertise.

Products and Services

  Our products and services are divided into two categories, Digital Media Services and Digital Media Applications. These encompass an end-to-end solution for customers that includes:

  .  media restoration, through our VidiPax subsidiary;

  .  media and metadata capture and digital archive management;

  . encoding, or the transformation of audio and video content into streaming media or digital download formats;

  . distribution through a variety of methods including encoded file delivery, hosted subscription services and syndication; and

  .  consulting services.

 Digital Media Services

  Our digital media services provide a complete suite of services for customers through project-specific and ongoing contracts. We support restoration, capture, archival, management, encoding and delivery of audio and video content and provide other value-added services for deployment of digital media strategies. Typical digital media service projects can involve conversion of tens of thousands of music titles or thousands of hours of video content into encoded content of multiple formats and bit rates. Once content has been encoded, we can provide watermarking, encryption and other digital rights management technologies to our customers to protect and manage their content. A file created from the source materials containing specified database and attribute data relating to a particular piece of content can then be linked to that content as part of the overall encoding process. We also provide project analysis, as well as consulting, integration and custom application development.

  Our Digital Media Services include:

  Media Preservation and Restoration. Our VidiPax subsidiary, based in New York, is a leading independent provider of video and audio restoration, preservation and migration services. VidiPax provides industry leading technical expertise in the restoration of older or damaged archives of traditional media. VidiPax's highly specialized media services are offered from a comprehensive magnetic tape restoration facility, which features rare and one-of-a-kind equipment to address a wide range of audio or video formats, current or obsolete, that require restoration and repair. Some examples of these media formats include 35mm and 16mm film, 2" quad high band and low band, 2" Helical, 1" Types A, B and C, Digital Betacam, Betacam SP,VHS / SVHS, 8mm / Hi8, Betamax / SuperBeta, among many others. VidiPax's customers include leading broadcast networks, production studios, Fortune 100 corporations, major libraries, museums and universities. By offering media preservation and restoration capabilities, we provide our customers with support for more formats of source content and a significantly greater ability to prepare older and poor quality and damaged originals prior to the capture and encoding process.

  Media Capture and Archive. We can capture our customers' content from virtually all commercially available input formats. Customers deliver their source content to us through a variety of means including satellite transfer, source tapes, compact discs and electronic file transfer. The capture process covers a broad spectrum of media formats and can be automated or managed as a manual system depending on volume and complexity of the project. Also, to significantly increase the speed of the capture process, additional capture stations can be inserted into the production system architecture and immediately begin capturing files. Once captured and digitized in uncompressed format, content can be stored on our advanced digital media archive system for later uses.

  Metadata Collection and Analysis. We offer customers the ability to record and utilize a wide array of metadata relating to the captured content, such as artist, title, style, universal product code, album and track data and other data that a particular customer may find useful for their particular content. These metadata files enable customers to leverage their traditional content over the Internet by allowing them to track and manage their digital media content more efficiently. We perform custom metadata capture projects on a selective basis for customers.

  Encoding and Delivery Services. We have developed proprietary processes that allow us to encode audio and video content across several streaming media and download formats simultaneously, including support for multiple codecs from third party developers such as Microsoft, RealNetworks, Apple, AT&T, and others. This format flexibility enables customers to distribute their content to a wide audience and support a variety of digital media strategies. Given that these formats and platforms continue to evolve, the benefits of our multiple platform approach remain applicable as new technologies emerge. We encode customer content in a parallel, rather than serial, process allowing us to rapidly and cost-effectively deliver encoded content to customers.

  The production system is highly automated. Using proprietary management software the system generates a queue that recognizes the location and order of the files to be encoded. To encode a file, the software locates available computing resources on the distributed computing network and requests that the resource perform the encoding work. The software monitors the encoding operation and reports results to the control database. The capture file and metadata are automatically encoded into all of the streaming formats and bit rates specified by the production system job management software and database. If required, the encoded files can be automatically watermarked and indexed during the encoding operation. The resulting encoded files are checked for quality and then delivered to the customer as a collection of files or automatically routed to our partner hosting services for direct delivery as a hosted stream, over the Internet.

  This encoding architecture creates an automated and highly scalable system. As capacity demands grow, additional computing resources can be added with little or no configuration effort, allowing us to rapidly respond to increased encoding demands.

  Third Party Technology Support and Rights Management. By integrating technologies and third party solutions, we provide services to our customers who want to secure their digital assets with certification and authentication systems that help to prevent unauthorized copying and distribution of content or piracy. We also provide customers with other types of rights management solutions, including the ability to protect their digital content by utilizing watermarking applications from third party vendors. Through this technology, information can be embedded within digital audio or video without degrading the quality, providing copyright and intellectual property protection.

  Consulting Services. Our consulting services group helps customers create and integrate digital media technologies and applications into key business processes in order to increase the overall effectiveness, productivity and profitability of the organization. Our consulting services group specializes in enterprise-wide Internet application development for digital media initiatives. The team has a broad range of cross-platform technical expertise specific to the streaming media industry including Web development tools and systems, database application programming interfaces, or APIs, and streaming server formats and integration layers. Specific areas of expertise include: project requirements and implementation analysis, system design and deployment, digital media and information security, legacy system integration, database design and development, hosting and storage management, and streaming server integration and implementation.

 Digital Media Applications

  Our Loudeye(TM) Media Subscription Services platform allows content to be packaged and converted into a variety of streaming media formats via our encoding services and hosted in a central media repository. The hosted applications are based upon an extensible, flexible platform, allowing us to provide customers with a range of current and future subscriptions services.

  Loudeye(TM) Media Subscription Services are deployed on an application services provider, or ASP, basis whereby the software runs on equipment managed and monitored by us. Our customers have flexibility and options to choose their individual level of customization or integration.

  Loudeye(TM) Media Subscription Services for Music Samples. Based upon Loudeye Media Subscription Services platform, we will offer a complete hosted end-to-end solution, delivering high quality music samples to customers in the online music business. Our music samples are streaming files containing selected portions or "samples" of a full music track. For all musical genres except classical and jazz the music samples are generally 30 seconds in duration. For classical and jazz music tracks the music samples are typically 60 seconds in duration. Music samples are used by customers for many purposes, including increasing online music sales, user traffic and customer retention. Should the announced acquisition of DiscoverMusic close as planned in the first quarter of 2001, we will integrate Loudeye Media Subscription Services with DiscoverMusic's music sampling service.

  In addition to hosting the music samples, our subscription solution includes metadata associated with the music samples. For example, this may include front cover art scans of the music title from which the song has been captured.

  We are currently offering selected customers a free Beta Program for this service, which includes a sample of 200 CD titles chosen from our catalog that will, when complete, include more than 2 million songs from approximately 150,000 CDs available at commercial launch. The Beta Program was launched in December 2000. The titles used in the Beta Program are from the major music companies with which we have content licensing agreements. Formats supported in the Beta Program include Microsoft Windows Media and RealAudio formats at multiple bit rates. The Beta Program allows for internal testing of the service in a non-commercial environment.

  DiscoverMusic Acquisition. On January 31, 2000, we announced a definitive agreement to acquire privately-held DiscoverMusic. DiscoverMusic, based in Seattle, Washington, is the largest provider of song samples, and a leading provider of music metadata and album cover art to online music retailers. DiscoverMusic provides services to most of the major online music retailers, such as Amazon.com, BMG Direct, barnesandnoble.com, CDnow and Tower Records, under exclusive and generally long-term contracts. We believe that DiscoverMusic's offerings, combined with our Media Subscription Services platform, will accelerate our subscriptions services offering.

  In 2000, DiscoverMusic served over 500 million song samples to over 80 online music customers. DiscoverMusic hosts one of the world's largest databases of song samples, including more than 2.5 million samples from approximately 190,000 CDs, and a recently announced video sampling service for movie trailers in both Windows Media and RealAudio formats.

  Upon completion of the acquisition of DiscoverMusic, we would discontinue our Beta Program and seek to migrate customers for that Beta Program to the DiscoverMusic samples offering.

  Loudeye(TM) Media Syndicator. In September 2000 we released the commercial version of Loudeye Media Syndicator, a platform independent, Java-based application that enables businesses to create subscriptions, business rules, encrypt and syndicate streaming media content over the Internet as part of our end-to-end solution; customers can use our digital media services to capture, manage and encode their digital content themselves, and then use the Loudeye Media Syndicator application to securely distribute the content while managing and enforcing rights and business rules related to the use of the content.

  Loudeye Media Syndicator supports Microsoft WindowsMedia and RealNetworks streaming audio and video formats. The application enables the content owner or their authorized licensees to create business rules that govern how content is priced and how it is used: by number of plays, time period, geographic location or pay-per-view. The integrated, online catalog provides secure, reliable e-commerce transactions in real time, and automated delivery and tracking of streaming media content from the content owner's library to its customers, the affiliates who have been approved to use the content in their site. Content is encrypted and securely delivered to the affiliate at the time of purchase, enabling protection of the content owner's content throughout the process. The application manages reporting of sales and usage of the content at the affiliates web site through a detailed reporting function.

  We intend to extend the functionality of the Loudeye Media Syndicator application into future versions of our Loudeye(TM) Media Subscription Services platform, to enable customers of those services to have the control, tracking and commerce functionality that Loudeye Media Syndicator provides.

Research and Development

  We are focused on improving our digital media services and subscription services through research and development. We believe that a strong emphasis on automation and product development are essential to our strategy of continuing to enhance and expand our capabilities.

  Since inception, we have focused our efforts on building efficient, scalable and quality-based capture, archival, management and encoding processes through hardware and software integration and development. Software built to optimize encoding, combined with our expertise learned through our automated encoding process, has provided a platform upon which we build digital media products and services.

  Our team of developers, quality assurance engineers and program managers were recruited from top Internet and streaming media companies. Our team has significant experience in Java development, database development and Internet software development. In addition, we have recruited senior management with significant experience in the area of Internet development, streaming media and networking.

  Our core team of developers is focused in the following areas:

  . digital media services, which focuses on automated capture, archive and encoding;

  . media management which focuses on building a core component layer for streaming media online applications; and

  . media subscription, distribution and syndication, which focuses on building our subscription, distribution and business rules applications.

  Most of our technology is developed internally. We also purchase and license technology and intellectual property rights.

  Our research and development expenses were $6.8 million, $1.2 million and $204,000 in 2000, 1999, and 1998 respectively. As of February 1, 2001, approximately 54 employees were engaged in ongoing engineering and production development work for our services, solutions and applications.

Operations and Technology

  Our production operation encompasses both an efficient, highly automated process, optimized to produce high volumes of audio and video encoding as well as a flexible process for complex requirements. The production personnel are organized into functional teams which include project management, quality control, logistics operations, data measurement, audio capture and encoding, video capture and encoding, and production systems engineering support.

  The production system is a combination of hardware and software, developed by our research and development organization and consists of advanced digital archive technology, proprietary file management systems, customized user interfaces and a highly distributed encoding system. It is designed to automate the time consuming, error prone steps inherent in a complex management and encoding operation, and to scale for larger volume demands with minimal configuration of additional capture and encoding machines.

  Our Media Subscription Services offerings and other distribution offerings are supported by our advanced and highly scalable infrastructure. We connect our hosting facility and partner Internet service providers, or ISPs, in order to provide customers with a high performance network connecting multiple Internet backbones for Internet data transmission across over many geographic locations, known as points of presence, or POPs. This system creates fewer points of failure than a single network and can be monitored for network bottlenecks or outages so the content can be re-routed and distributed to additional resources. Customers using our subscription services receive the benefit of redundant and high-quality Internet distribution without having to manage or aggregate multiple relationships.

Sales and Marketing

  Our sales and marketing group seeks to build long-term relationships with our customers through a variety of methods including implementation of an integrated marketing campaign that consists of direct and indirect sales and marketing efforts, including reseller and co-marketing relationships, trade show and conference participation, our Web site, and a monthly newsletter.

  We maintain an active role in developing industry standards and initiatives that help to mature and grow the streaming media industry. We are a founding and active member of Secure Digital Music Initiative, or SDMI, which includes the Recording Industry Association of America, or RIAA, and its members and is working to create a specification for the secure digital delivery and sale of music and help in the exposure and credibility that help to advance growth.

  As of, February 1, 2001 we had 25 people in our sales and marketing organization, substantially all of which were located in the United States. The direct sales force primarily focuses its efforts on the large corporate customers.

Customers

  We serve customers in the media, entertainment and corporate markets. We served over 220 customers in 2000 including AtomFilms (acquired by shockwave.com), Audible, Inc., CinemaNow, The Coca-Cola Company, Digital Club Network, Disney Enterprises, Inc., EMusic.com Inc., Ford Motor Company, IFILM, Kanakaris Communications, Inc., LicenseMusic.com, Inc., Microsoft Corporation, musicbank, NextAudio Inc., Universal Music Group, Valley Media Inc., and XM Satellite Radio, Inc. In 2000, musicbank and Microsoft accounted for 21% and 10% of our revenues, respectively. In 1999, Kanakaris and Microsoft accounted for 13% and 11% of our revenues, respectively.

Industry Alliances and Content Licensing Agreements

  In 2000, we established and maintained a number of important relationships that expand our end-to-end solution, provide licenses from major content owners and strengthen our technology development.

  We began executing on our music content licensing strategy by entering into music content licenses with Universal Music Group, Warner Music Group and BMG Entertainment enabling us to store, deliver or stream encoded music and related contents to companies authorized to use the content. We also maintain alliance agreements for digital media hosting and distribution with content delivery networks including Akamai Technologies, Inc. and Digital Island.

Competition

  We face competition from in-house encoding services by potential customers, other vendors that directly address the outsourced encoding services market and companies that directly address the digital media applications market. We compete on the basis of service quality, ability to handle a wide range of input and output formats, capacity of our production facilities, turnaround time, and price and breadth of products and services offered, which include encoding, hosting, consulting and applications.

  In-House Competition. Our most significant competition has been from potential customers who choose to invest in the resources and equipment to digitally manage and encode their media themselves on an in-house basis. In-house service is expected to remain a significant competitor to our services, although we believe that as the volume of content requiring management and optimized encoding continues to increase, companies that currently manage and encode their media in-house will see a significant economic advantage to outsourcing to a third-party expert for our services and applications.

  Digital Media Services Competition. There are approximately ten identified primary companies who are providing some level of outsourced digital media services today. We also anticipate that as the market for outsourced digital media services continues to develop, we could see competition from video post-production houses and other traditional media services companies.

  Digital Media Applications Competition. There are approximately ten identified primary companies that are developing digital media applications that will potentially compete with our applications and subscription services. DiscoverMusic is a competitor in music samples, however on January 31, 2001 we announced an agreement to acquire DiscoverMusic. In addition, as we continue to develop media subscription applications, we may over time begin to compete with some of our historical customers and partners who could also develop and market business-to-business subscription offerings.

  We may not compete successfully against current or future competitors, many of which have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that are more sophisticated than our own. For these or other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations.

Proprietary Rights and Intellectual Property

  We rely primarily on a combination of copyrights, trademarks, trade secret laws and contractual obligations with employees and third parties to protect our proprietary rights. We do not yet have any issued patents, but we have filed six U.S. patent applications and four international patent applications that claim priority to six previously filed provisional applications. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect that we will increase our international operations in the future and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

  The streaming media, digital media and software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. As discussed above, at times obtaining the requisite licenses can be difficult for customers, as they must obtain copyright licenses from a variety of rights holders to grant rights to distinct activities related to the delivery of digital media, such as reproduction and performance, which require separate licensing arrangements. In addition, these copyrights may be held by different parties, such as publishers, artists and record labels. The music industry in the United States also is generally regarded as extremely litigious in nature compared to other industries. As a result, in the future we may be engaged in litigation with others in the music industry, including those entities with whom we have ongoing content license arrangements. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we expect that we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third party proprietary rights, such as patents, trademarks or copyrights, by us or our licensees from time to time in the ordinary course of business. Any claims relating to the infringement of third party proprietary rights, even if not meritorious, could result in costly litigation, divert management's attention and resources or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from providing our products or services in the United States or abroad. Any of these results could harm our business. We may increasingly be subject to infringement claims if the number of products and competitors in our industry grow and the functionalities of products overlap.

Governmental Regulation

  We are not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses, although certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Few existing laws or regulations specifically apply to the Internet. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet. These laws may relate to areas such as content issues (such as obscenity, indecency and defamation), encryption concerns, including export contents, copyright and other intellectual property rights, caching of content by server products, electronic authentication or "digital signatures," personal privacy, advertising, taxation, electronic commerce liability, email, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect our ability to provide our products and services and increase the costs associated with our products and services, and may affect the growth of the Internet. These laws or regulations may therefore harm our business.

  We do not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media and personal privacy and data protection apply to the Internet or to the distribution of music over the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

  .  limit the growth of the Internet;

  . create uncertainty in the marketplace that could reduce demand for our products and services;

  .  increase our cost of doing business;

  . expose us to significant liabilities associated with content distributed or accessed through our products or services; or

  . lead to increased product and applications development costs, or otherwise harm our business.

  Specifically with respect to one aspect of copyright law, on October 28, 1998, the Digital Millennium Copyright Act (or "DMCA") was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our future business activities, we and our customers may be required to pay licensing fees for digital sound recordings we deliver or our customers provide on their web site and through retransmissions of radio broadcasts and/or other audio content. The DMCA does not specify the rate and terms of such licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. Moreover, with respect to digital publishing, sound recording and other music licenses not directly covered by the DMCA, various parties interested in distribution of digital music plan to engage in a proceeding before a tribunal of the United States Copyright Office along with the Recording Industry Association of America during 2001 to determine what, if any, licensee fees should be paid to various rights holders. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers.

Employees

  As of February 1, 2001, we had a total of 229 permanent employees, of which 54 were in research and development, 38 were in engineering and information technology support, 25 were in sales and marketing, 73 were in production, 13 were in professional services and 26 were in finance and administration. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the technology and software industry. To date, we believe we have been successful in our efforts to recruit qualified employees, but there is no assurance that we will continue to be as successful in the future. None of our employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 2 PROPERTIES

  We are headquartered in Seattle, Washington where we lease 46,755 square feet under a lease that expires on May 31, 2005. In addition, we have two other Seattle, Washington locations: a 6,000 square foot facility under a lease that expires on September 1, 2003, and a 12,697 square foot space under a lease that expires November 15, 2004. We lease an additional facility in New York, New York of approximately 12,200 square feet under a lease that expires May 14, 2005. We lease a location in Santa Monica, California of approximately 4,632 square feet under a lease that expires January 1, 2005. We also have a 4,050 square foot facility in London, England under a lease that expires on December 21, 2003.

ITEM 3 LEGAL PROCEEDINGS

  We are currently not subject to any material legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock has been traded on the Nasdaq National Market under the symbol "LOUD" since our initial public offering in March 2000. There is currently only a limited trading market for the shares of our common stock and accordingly there is no assurance that any quantity of the common stock could be sold at or near reported trading prices.

  The following table sets forth for the periods indicated the high and low closing prices for our common stock. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                                 High     Low
                                                                ------- -------
   Year Ended December 31, 2000:
   First Quarter 2000 commencing on March 15, 2000............  $44.563 $31.875
   Second Quarter 2000........................................   32.563  12.938
   Third Quarter 2000.........................................   19.125   6.813
   Fourth Quarter 2000........................................    6.688   1.188

  We have not paid any cash dividends to date and do not intend to pay any cash dividends in the foreseeable future.

  As of February 21, 2001, there were approximately 476 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

Recent Sales of Unregistered Securities

  (a) Recent Sales of Unregistered Securities

    On March 15, 2000, concurrent with the closing of our initial public offering, we sold to Akamai Technologies, Inc., 336,022 shares of our unregistered common stock at $14.88 per share, which generated cash proceeds of $5.0 million.

    Pursuant to the acquisition of VidiPax, Inc. on June 14, 2000, the Company issued a total of 75,871 shares of Loudeye Common Stock to the sole stockholder of VidiPax, Inc., James Lindner, and to two providers of professional services to the sole stockholder.

    In August 2000, as consideration for a business alliance, Loudeye issued warrants to a corporation to purchase an aggregate of 75,000 common shares in connection with a commercial agreement.

    In October 2000, as consideration for a business alliance, Loudeye issued warrants to a corporation to purchase an aggregate of 50,000 common shares in connection with a commercial agreement.

    Each of the above issuances were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as transactions by an issuer not involving any public offering.

  (b) Use of Proceeds from Sales of Registered Securities

    The net proceeds of our initial public offering and the concurrent sale of shares to Akamai Technologies, Inc., both of which closed on March 15, 2000 as well as the exercise of the underwriters' over-allotment option on April 14, 2000, totaled $80.4 million. As of December 31, 2000, we have used approximately $39.8 million of those proceeds for working capital and general corporate purposes, including increased spending on sales and marketing, customer support, research and development, expansion of our operational and administrative infrastructure, and the purchase of capital equipment and businesses. We expect to use the remaining proceeds of the offering for similar purposes. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, product lines or products. Pending these uses, we intend to invest the net proceeds in short-term, interest-bearing, investment grade securities with original maturities of less than one year.

ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

  The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Form 10-K. The statement of operations data set forth below for the period from August, 1997 (inception) to December 31, 2000 and the selected balance sheet data as of December 31, 2000 have been derived from our audited financial statements included elsewhere in this Form 10-K, which have been audited by Arthur Andersen LLP, Independent Public Accountants. The historical results are not necessarily indicative of results to be expected for any future period. Amounts are presented in thousands except for shares outstanding and per share amounts.

                                 Year Ended December 31,          Period from
                             ---------------------------------   Aug. 12, 1997
                                2000        1999       1998     to Dec. 31, 1997
                             ----------  ----------  ---------  ----------------
Revenues ..................  $   11,537  $    2,645  $     286      $     10
Cost of revenues ..........      12,388       2,870        504            17
                             ----------  ----------  ---------      --------
    Gross margin ..........        (851)       (225)      (218)           (7)
Operating expenses
  Research and development
   ........................       6,784       1,248        204            12
  Sales and marketing .....      14,621       3,982        588            39
  General and
   administrative .........       8,079       3,612        674            37
  Amortization of
   intangibles and other
   long-term assets........       7,693         302        --            --
  Stock-based compensation
   ........................       5,409       1,554        --            --
                             ----------  ----------  ---------      --------
    Total operating
     expenses .............      42,586      10,698      1,466            88
Special charges (1) .......         947         --         --            --
                             ----------  ----------  ---------      --------
Operating loss ............     (44,384)    (10,923)    (1,684)          (95)
Other income (expense), net
 ..........................       4,860          21         34           --
                             ----------  ----------  ---------      --------
Net loss ..................  $  (39,524) $  (10,902) $  (1,650)     $    (95)
Beneficial conversion
 feature (2) ..............         --      (14,121)       --            --
                             ----------  ----------  ---------      --------
Net loss to common
 shareholders .............  $  (39,524) $  (25,023) $  (1,650)     $    (95)
                             ==========  ==========  =========      ========
Basic and diluted net loss
 per share.................  $    (1.33) $    (4.62) $   (0.41)          n/a
                             ==========  ==========  =========      ========
Weighted average shares
 outstanding used to
 compute basic and diluted
 net loss per share (3)....  29,773,886   5,410,507  4,039,444           n/a
                             ==========  ==========  =========      ========
Basic and diluted pro forma
 net loss per share........  $    (1.16) $    (1.50) $   (0.17)          n/a
                             ==========  ==========  =========      ========
Weighted average shares
 outstanding used to
 compute basic and diluted
 pro forma net loss per
 share (3).................  34,103,551  16,659,800  9,585,049           n/a
                             ==========  ==========  =========      ========

                                                             December 31,
                                                        -----------------------
                                                          2000    1999    1998
                                                        -------- ------- ------
Balance Sheet Data
Cash, cash equivalents and short-term investments...... $ 94,989 $49,803 $1,442
Working capital........................................   90,018  44,032    759
Total assets...........................................  132,676  76,775  2,940
Long-term obligations, less current portion............    7,324   1,963    900
Total stockholders' equity.............................  116,068  67,489  1,242

--------
(1)  See Note 4 of Notes to Consolidated Financial Statements.
(2)  See Note 11 of Notes to Consolidated Financial Statements.
(3) See Note 5 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of weighted average shares used to compute pro forma net loss per share amounts.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  We are a leading provider of Internet media infrastructure services and applications for the media, entertainment and corporate markets that enable our customers to use digital media content on the Internet and other digital distribution platforms. We provide our customers with outsourced and end-to-end solutions that include encoding services, management, publication and distribution of rich media and hosting services. Substantially all of our revenues to date have been generated by sales of digital media services. Digital media services revenues consist primarily of encoding services to convert audio and video content into Internet media formats, media restoration, preservation and migration services, which are services provided by our VidiPax subsidiary to restore and upgrade old or damaged archives of traditional media, as well as other services related to the deployment of media over the Internet. We charge our customers on either a time and materials basis or a fixed fee basis that depends on a variety of factors, such as volume and type of content provided and number and type of output formats requested. We recognize digital media services revenues as the service is provided and we have no further involvement. Standard payment terms with customers require payment within 30 days of the invoice date. Our ongoing digital media applications strategy consists primarily of the Loudeye(TM) Media Subscription Services applications.

  We have sustained losses on a quarterly and annual basis since inception and we expect to sustain losses for the foreseeable future as we expand our operations and production facilities. As of December 31, 2000, we had an accumulated deficit of $66.2 million. Operating losses resulted from significant costs incurred in the development and sale of our products and services as well as significant non-cash charges related to stock-based compensation and amortization of intangibles and other assets. We expect our operating expenses to increase on an annual basis in all functional areas as we execute our business plan.

  Company-wide employment has grown to 229 permanent employees at February 1, 2001. We anticipate that operating expenses, as well as planned capital expenditures, debt repayments and the DiscoverMusic acquisition, if completed, will constitute a material use of our cash resources in 2001. We expect to incur additional losses and continued negative cash flow from operations in the future. We cannot assure you that we will achieve or sustain profitability.

  Our limited operating history makes the prediction of future operating results difficult. In view of our limited operating history and the early and rapidly evolving nature of our business, we believe that interim and annual period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of future performance. Our business prospects must be considered in light of the risks and uncertainties often encountered by early-stage companies in the Internet-related products and services market. We may not be successful in addressing these risks and uncertainties. We have experienced significant percentage growth in revenues in recent periods; however, we do not believe that prior growth rates or possibly even sequential quarterly growth are sustainable or indicative of future growth rates (see "Forward-Looking Statements"). It is possible that in some future quarter our operating results may fall below our expectations as well as those of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

Results of Operations

Year Ended December 31, 2000 compared to 1999

  Revenues. Revenues totaled $11.5 million and $2.6 million for 2000 and 1999, respectively. The increase was due primarily to significant large-scale orders from our digital media audio customers, the benefit of our previously announced acquisition of VidiPax, revenues related to our consulting services group, the initial sales of our Loudeye Media Syndicator application, and certain contractual revenues associated with forfeited deposits and contractually guaranteed minimum revenues, and the recognition of deferred revenue upon satisfaction of certain terms or the removal of our continuing obligation under such contracts. We do not have any components within operations that qualify as a separate segment, but have included additional detail to provide insight into our operations and revenues.

  We earned approximately $3.9 million in revenue from the performance of the four largest audio digital media services projects in 2000, as compared with approximately $400,000 for the four largest such projects in 1999. The increase in large audio projects was primarily driven by trends driving the demand for music online, the rapid expansion of companies and business models focused on addressing that demand, as well as the build-out of our capacity in late 1999 and early 2000 to be able to handle consumer volumes. We expect this trend of significant revenue concentration among large audio customers to continue in 2001, however the timing of any revenue realized will depend upon issues surrounding the rights of our customers to use copyrighted music and the ultimate survival of varied business models.

  To a lesser degree, the increase was due also to video related revenues, including those from VidiPax (which began to be included into our consolidated results subsequent to the acquisition in June 2000). Video encoding projects are expected to continue to trend down and the VidiPax revenues are expected to increase modestly on a sequential basis in 2001.

  In addition, our consulting services contributed to the increase in revenues, substantially all of which occurred in the second and third quarters of 2000. The decreasing consulting services revenue trend in late 2000 is directly related to the slowing of the development of the market for digital video media offerings of our customers. We expect that as more traditional companies begin to utilize streaming media solutions, consulting revenues could increase compared to the results in the fourth quarter of 2000. There was no consulting revenue in 1999.

  Digital media applications revenues included sales or licenses of our Loudeye Media Syndicator application during 2000. We had no software applications ready for sale in 1999, and accordingly had no revenues. Our applications strategy for the future is geared toward the rapidly expanding music industry and our Loudeye Media Subscription Services offerings. Additionally, other application-related contractual revenues were recognized in 2000 when contractual obligations and any uncertainties related to performance were resolved. Such arrangements have revenue guarantees based upon either our performance or the end of the particular contractual period. We do not foresee recognizing significant amounts of such revenue in 2001.

  Cost of Revenues. Cost of revenues increased to $12.4 million in 2000 from $2.9 million in 1999. Cost of revenues includes the cost of production and consulting, personnel and an allocated portion of facilities and equipment and other supporting functions related to the delivery of digital media services and applications. Stock-based compensation charges of $456,000 and $202,000 for the years ended December 31, 2000 and 1999, respectively are attributable to employees included in cost of revenues and are presented in the separate operating expense line item within the statements of operations. Cost of revenues as a percent of revenues remained relatively constant from year to year. This consistent margin was primarily due to the significant increase in the amount of fixed expenses within cost of revenues. The increase in depreciation and amortization expense was consistent with increased capital expenditures, which totaled $15.8 million in 2000. The increase in depreciation and amortization expense was significantly offset by the lower costs associated with higher margin services, contracts and applications, as well as increased efficiencies and utilization of employees and facilities. We expect margins on traditional service offerings to remain fairly constant into 2001 and expect future margins to improve as product mix changes towards Loudeye Media Subscription Services and offerings based upon our digital media archive system.

  Operating Expenses. Total operating expenses were $42.6 million and $10.7 million in the years ended December 31, 2000 and 1999, respectively. Without the effect of $5.4 million of stock-based compensation charges and $7.7 million in amortization of intangible and other long-term assets, operating expenses for the year ended December 31, 2000 would have been $29.5 million, an increase of $20.7 million over the comparable amount in the same period in 1999.

  Research and Development Expenses. Research and development expenses totaled $6.8 million and $1.2 million in the years ended December 31, 2000 and 1999, respectively. Research and development expenses consist of salaries and consulting fees paid to support technology development, costs of technology acquired from third parties to incorporate into applications and other proprietary technology currently under development. Costs of developing Loudeye Media Subscription Services, the digital media archive and production system and Loudeye Media Syndicator for sale or license to third parties and continued work on enhancing our proprietary automated encoding processes comprised a significant portion of research and development expenses. Stock-based compensation charges of approximately $283,000 and $126,000 for the years ended December 31, 2000 and 1999, respectively, are attributable to employees categorized within research and development and are presented in the separate operating expense line item in the statements of operations.

  To date we have capitalized approximately $1.3 million in software development costs. Through December 31, 2000, $119,000 of these capitalized amounts had been amortized into expense. All other research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect research and development expenses to continue at approximately the same or higher rate in the future compared to those incurred in 2000.

  Sales and Marketing Expenses. Sales and marketing expenses totaled $14.6 million and $4.0 million in the years ended December 31, 2000 and 1999, respectively. Sales and marketing expenses consist primarily of salaries, commissions, co-marketing expenses, trade show expenses, product branding costs, advertising and cost of marketing collateral. The increase in sales and marketing expenses was primarily due to an increase in the direct sales force in 2000, commissions paid on the increased sales over the same period in 1999, marketing related to the launch of our Loudeye Media Subscription Services and Loudeye Media Syndicator application, expanded advertising and trade-show related expenses as well as costs associated with negotiating rights agreements with recording companies. Stock-based compensation charges of approximately $749,000 and $333,000 for the years ended December 31, 2000 and 1999, respectively, are attributable to employees categorized within sales and marketing and are presented in the separate operating expense line item in the statements of operations.

  General and Administrative Expenses. General and administrative expenses totaled $8.1 million and $3.6 million in the years ended December 31, 2000 and 1999, respectively. General and administrative expenses consist primarily of unallocated rent, facilities and information technology charges, salaries, allowances for uncollectible accounts legal expenses for general corporate purposes and investor relations costs associated with being a public company. The increase was primarily due to new facilities opened during late 1999 and the first quarter of 2000 and the significant increase in employees in the finance, information technology, legal, investor relations and executive areas required to support a larger organization, and increased public company reporting obligations. We believe that as operations continue to increase in size and scope, general and administrative expenses will continue to increase although at a significantly lower percentage than in past periods. Stock-based compensation charges totaling $3.9 million and $893,000 for the years ended December 31, 2000 and 1999, respectively, are attributable to employees categorized within general and administrative and are presented in the separate operating expense line item in the statements of operations.

  Amortization of Intangibles and Other Long-term Assets. Amortization of intangibles and other long-term assets totaled $7.7 million and $302,000 in the years ended December 31, 2000 and 1999, respectively, and includes amortization of the goodwill and identified intangible assets related to past acquisitions, amortization related to the fair value of warrants granted to certain partners and the discount on the sale of common stock to Akamai Technologies, Inc. in early 2000. The increase was primarily due to the timing of the Alive.com acquisition in December 1999 and VidiPax in June 2000. We expect that such charges will increase as the result of the pending acquisition of DiscoverMusic in the first quarter of 2001.

  Stock-Based Compensation. Stock-based compensation totaled $5.4 million and $1.6 million in the years ended December 31, 2000 and 1999, respectively, and consisted of $4.5 million in amortization of deferred stock compensation, through December 31, 2000, related to stock options previously granted below deemed fair market value, $1.3 million in compensation expense related to the variable accounting treatment and the subsequent termination in the third quarter of 2000 of our consultant options, a charge of $400,000 related to the acceleration of options and $820,000 in credits related to the reversal of previously amortized deferred stock compensation due to option cancellations. In the fourth quarter of 2000, we accelerated the vesting of approximately 660,000 options which resulted in a charge of approximately $400,000 to stock-based compensation. There was $1.6 million in stock-based compensation charges during the year ended December 31, 1999, composed of $982,000 in amortization of deferred stock compensation and $572,000 of compensation expense related to marking certain consultant options to fair value.

  Additionally, in the fourth quarter of 2000, we allowed employees to sell back to the Company shares related to previously exercised unvested options at the same price at which they were originally exercised. This opportunity was made available to all employees. The 171,000 shares related to previously exercised and unvested options were then retired without replacement of the original option. We accounted for these transactions under APB 25 and FIN44 as those pronouncements pertain to immature shares, and accordingly the amounts paid were recognized as compensation expense although they were not significant in total.

  Special Charges. In January 2001, we announced a cost-savings initiative which resulted in a $947,000 special charge being incurred in 2000, and an anticipated similar charge of approximately $750,000 in the first quarter of 2001. Consistent with the overall market trends, we have experienced decreasing demand for video services. Accordingly, in December 2000 our board of directors approved a plan to close our Santa Monica, California facility and reduce video production which resulted in an impairment in the value of our video encoding equipment as well as existing tenant improvements at our Santa Monica facility which was closed in the first quarter of 2001. This combined non-cash impairment charge of $637,000 was included as a component of operating loss in the special charge line item within the financial statements. The fourth quarter of 2000 charge also included $300,000 related to employee termination payments of which approximately $200,000 were paid in the first quarter of 2001. The remaining amounts of the 2000 employee termination costs will be paid in cash throughout 2001. As of December 31, 2000, approximately $300,000 was included within accrued expenses related to the special charge.

  Interest Income. Interest income, representing earnings on our cash, cash equivalents and short-term investments, totaled $5.8 million and $204,000 in the years ended December 31, 2000 and 1999, respectively. The increased income was due primarily to interest earned on our significantly higher cash and investment balances in 2000. We expect that our interest income will decrease in the future as our cash balances decrease to fund our operating, investing and financing activities.

  Interest Expense and Other. Interest expense and other consists of interest expense related to our debt instruments as well as amortization of financing charges related to our debt instruments. This totaled $907,000 and $183,000 in the years ended December 31, 2000 and 1999, respectively. The increase was due primarily to interest on increased levels of borrowings incurred to finance fixed asset expenditures.

Year Ended December 31, 1999 compared to 1998

  Revenues. Revenues totaled $2.6 million and $286,000 for the years ended December 31, 1999 and 1998, respectively. The increase was due primarily to an increase in the number and average size of sales of our digital media services generated by a larger sales force in the 1999 period and, to a lesser extent, higher prices in the 1999 period.

  Cost of Revenues. Cost of revenues totaled $2.9 million and $504,000 in 1999 and 1998, respectively. The increase was due primarily to increased sales volumes. Cost of revenues includes cost of personnel expenses and the allocated portion of facilities and equipment. Stock-based compensation charges of $202,000 in 1999 are attributable to employees categorized within production (cost of revenues) and are presented in a separate line item within the statements of operations.

  Operating Expenses. Operating expenses totaled $10.7 million and $1.5 million in 1999 and 1998, respectively. Without the effect of $1.6 million of stock-based compensation charges and $302,000 in amortization of intangible assets, operating expenses for the 1999 period would have been $8.8 million, an increase of $7.3 million over 1998.

  Research and Development Expenses. Research and development expenses totaled $1.2 million and $204,000 in 1999 and 1998, respectively. The increase was due primarily to increases in development personnel, travel and consulting expenses. Stock-based compensation charges of $126,000 in 1999 were attributable to employees categorized within research and development and are presented in a separate line item within the statements of operations.

  Sales and Marketing Expenses. Sales and marketing expenses totaled $4.0 million and $588,000 in 1999 and 1998, respectively. The increases were due in large part to growth in sales personnel and commissions and costs related to our branding and marketing campaigns. Stock-based compensation charges of $333,000 in 1999 are attributable to employees categorized within sales and marketing and are presented in a separate line item within the statements of operations.

  General and Administrative Expenses. General and administrative expenses totaled $3.6 million and $674,000 in 1999 and 1998, respectively. The increase was primarily due to the additional facilities opened during 1999 and the increase in headcount in the finance, information technology, executive and administration areas plus recruiting and relocation expenses. Stock-based compensation charges of $893,000 in 1999 are attributable to employees categorized within general and administrative and are presented in a separate line item within the statements of operations.

  Amortization of Intangibles, and Other Long-term Assets. Amortization of intangibles, and other long-term assets totaled $302,000 in 1999 and includes amortization of the goodwill and identified intangible assets recorded as part of the Alive.com acquisition, which took place on December 14, 1999. There were no intangible assets as of December 31, 1998, and accordingly, there were no related amortization charges in 1998.

  Stock-based Compensation. Stock-based compensation expense of $1.6 million in 1999 consists of $982,000 in amortization of deferred stock compensation related to stock options granted below fair market value prior to December 31, 1999 and $572,000 in expense related to marking options granted to consultants to fair market value as of December 31, 1999. There was no stock-based compensation expense in 1998.

  Interest Income. Interest income, representing earnings on our cash, cash equivalents and short-term investments, totaled $204,000 and $54,000 in the years ended December 31, 1999 and 1998, respectively. The increase was due primarily to interest earned on our significantly higher cash and investment balances in 1999 compared to 1998.

  Interest Expense and Other. Interest expense and other totaled $183,000 and $20,000 in the years ended December 31, 1999 and 1998, respectively. The increase was due primarily to interest on borrowings to finance equipment purchases during 1999.

Liquidity and Capital Resources

  As of December 31, 2000, we had approximately $95.0 million of cash, cash equivalents and short-term investments.

  Net cash used in operating activities was $25.4 million and $4.9 million in the years ended December 31, 2000 and 1999, respectively. For 2000, cash used in operating activities resulted primarily from a net loss of $39.5 million, a decrease of approximately $3.8 million in accounts payable and an increase in trade accounts receivable of $2.1 million, partially offset by non-cash charges totaling $18.6 million related to stock-based compensation, depreciation and amortization, and the non-cash component of the special charge. Cash used in operating activities in 1999 was due primarily to a net loss of $10.9 million, partially offset by an increase in accounts payable of $4.2 million and non-cash stock-based compensation, depreciation and amortization charges totaling $2.8 million.

  Net cash used in investing activities was $61.6 million and $5.0 million for the years ended December 31, 2000 and 1999, respectively. This was primarily related to purchases of short-term investments, equipment, cash paid for the acquisition of Vidipax in June of 2000 and capitalized software development costs.

  Net cash provided by financing activities was $89.4 million and $57.7 million for the years ended December 31, 2000 and 1999, respectively. The cash provided by financing activities in 2000 primarily resulted from the net proceeds of our initial public offering, and the concurrent sale of common shares to a strategic investor. On March 15, 2000, we closed our initial public offering of 4,500,000 shares of common stock at $16.00 per share, for proceeds of $67.0 million. On April 14, 2000, the underwriters for the IPO exercised their over-allotment option and purchased an additional 675,000 shares at $16.00 per share, for proceeds of $10.0 million. Concurrent with the initial public offering, we sold 336,022 shares of common stock at a price of $14.88 per share to Akamai for net proceeds of $5.0 million. The combined net proceeds from these transactions, less offering costs of $1.6 million, totaled $80.4 million. An additional $10.2 million in proceeds were generated from borrowing on our credit facilities. Net cash provided by financing activities for the year ended December 31, 1999 totaled $57.7 million and consisted primarily of proceeds from the sales of convertible preferred stock of $55.0 million and $3.1 million in proceeds from long-term debt.

  As of December 31, 2000, our principal commitments consisted of obligations outstanding under operating leases and credit facilities with our banks. We have notes payable totaling $528,000 under our original equipment line of credit with Imperial Bank. Borrowings from Imperial Bank under the equipment line of credit bear interest at Imperial's prime rate (9.50% at December 31, 2000), and are secured by assets financed under the agreement. Interest and principal on the Imperial Bank note is payable monthly, and the principal is due on August 30, 2002. The average interest rate paid on our borrowings under the Imperial Bank facility was 9.24% and 7.99% for the years ended December 31, 2000 and 1999, respectively.

  In June 2000, we amended our loan agreement with Imperial Bank to add an additional credit facility that permits revolving borrowings and standby letters of credit aggregating up to $2.0 million. Additionally, the amended facility provides for a term loan of up to $10.0 million for the purchase of capital equipment. The $2.0 million credit line bears interest at Imperial Bank's prime rate (9.50% at December 31, 2000), with principal and interest due in June 2001. There were no borrowings outstanding under the amended credit line at December 31, 2000 although as of February 2001, it is being used to back up a stand-by letter of credit. The $10.0 million equipment facility bears interest payable monthly during each draw period at Imperial's prime rates plus 0.75% (10.25% at December 31, 2000) followed by 36 equal monthly payments of principal plus interest payable through May 2004. Borrowings under this facility are secured by any assets financed under the agreement. At December 31, 2000, $9.6 million was outstanding under the amended credit facility with Imperial Bank. The average interest rate paid on our borrowings under the Imperial Bank equipment facility was 10.25% for the year ended December 31, 2000.

  At December 31, 2000, we also have notes payable totaling $1.7 million under our equipment loan facility with Dominion Venture Finance LLC. The notes payable to Dominion bear interest at rates ranging from 8.57% to 9.65%, and are secured by assets financed under the agreement. Interest is payable monthly, and the principal is due in February 2003. A fee equal to 15% of the principal balance is due with the final payment of each advance. That additional fee is accrued on a monthly basis and is included in accrued liabilities and interest expense over the term of the loan.

  We have certain financial commitments under existing agreements that will require significant uses of our cash resources. We entered into a strategic partnership agreement that commits us to purchase at least $625,000 in services in 2001. Additionally, pursuant to the acquisition of VidiPax in June 2000, additional consideration will be paid to the employees and former shareholder based upon predetermined results in the first year subsequent to acquisition. These payments can be made in a combination of cash and stock in a manner to be determined solely by the Company. The value given under this arrangement is expected to range from $600,000 to $3.4 million.

  In January 2001, we announced a cost-savings initiative which resulted in a $947,000 special charge being recognized in 2000; a similar charge totaling approximately $750,000 will be recorded in the first quarter of 2001. The December 2000 charge included approximately $300,000 related to employee termination payments, of which approximately $200,000 were paid in the first quarter of 2001. The 2001 charge relates primarily to payments for terminations announced in January 2001 and paid in cash during the first quarter of 2001.

  Additionally, we expect to close the acquisition of DiscoverMusic in the first quarter of 2001. That acquisition will require approximately $4.0 million in cash, net of acquired cash, and the remainder of the purchase price will be paid with 3.7 million shares of our common stock.

  Since our inception, our operating expenses have significantly increased. We currently anticipate that such expenses will continue to be a material use of our cash resources. We expect that capital expenditures, excluding acquisitions, will total approximately $6.0 million in 2001.

  We believe that our existing cash, cash equivalents, short-term investments, the amounts available under our debt facilities will be sufficient to fund our operations and meet our working capital and capital expenditure requirements during 2001 and 2002. Thereafter, if we cannot fund operating and other expenses, working capital and capital expenditure requirements from our operations, we may find it necessary to obtain additional equity or debt financing, sell assets or reduce spending plans. In the event additional equity or debt financing is required, we may not be able to raise it on acceptable terms or at all.

Recent Accounting Pronouncements

  In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition" (as amended in 2000 by SAB 101A and SAB 101B), to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. We believe that our revenue recognition practices are currently in conformity with the guidelines in SAB101 as amended, and therefore this announcement will have no impact on our financial statements.

  In March 2000, the Financial Accounting Standards Board, or FASB, released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," (FIN 44) which provides clarification of Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We believe that our practices are in conformity with this guidance, and therefore FIN 44 had no impact on our financial statements.

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

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The adoption of SFAS 133 is not expected to have an effect on our financial statements as we have no derivatives.

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

                                 RISK FACTORS

We have a limited operating history, making it difficult for you to evaluate our business and your investment

  Loudeye was formed as a limited liability company in August 1997 and incorporated in March 1998. We therefore have a very limited operating history upon which an investor may evaluate our operations and future prospects. Because of our limited operating history, we have limited insight into trends that may emerge and affect our business. In addition, the revenue and income potential of our business and market are unproven. Because of the recent emergence of the Internet media infrastructure industry, our executives have limited experience in this industry. As a young company, we face risks and uncertainties relating to our ability to implement our business plan successfully, particularly due to the relatively early stage of the streaming media industry. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the Internet media infrastructure industry, using new and unproven business models.

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline

  We have incurred net losses from operations of $57.0 million during the period August 12, 1997 (inception) through December 31, 2000. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows for the foreseeable future. To achieve profitability, we must, among other things:

  .  Achieve customer adoption and acceptance of our products and services;

  .  Successfully scale our current operations;

  .  Introduce new digital media services and applications;

  .  Implement and execute our business and marketing strategies;

  . Address media copyright issues without negatively impacting our business;

  .  Develop and enhance our brand;

  .  Adapt to meet changes in the marketplace;

  . Respond to competitive developments in the Internet media infrastructure industry;

  .  Continue to attract, integrate, retain and motivate qualified personnel;
     and

  . Upgrade and enhance our technologies to accommodate expanded digital media service and application offerings.

  We might not be successful in achieving any or all of these objectives. Failure to achieve any or all of these objectives could have a serious adverse impact on our business, results of operations and financial position. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, we will likely increase our operating expenses in the future as we attempt to expand our digital media service and application offerings; obtain, administer, and renew financially reasonable music content license agreements with the various third parties in the fragmented music recording and publishing industries; grow our customer base; enhance our brand image; improve our technology infrastructure; and open new offices. We expect the number of our employees may grow. These higher operating costs will likely increase our quarterly net losses for the foreseeable future. Accordingly, our ability to operate our business and implement our business strategy may be hampered and the value of our stock may decline.

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

  . Profitability and viability of existing and emerging businesses focused on distribution of digital media content over the Internet;

  . Market acceptance of new digital media services and applications offered by us and our competitors;

  . Ability of our customers to procure necessary intellectual property rights in the digital media content they intend to utilize in their businesses;

  . Introduction or enhancement of digital media services and applications offered by us and our competitors;

  . Willingness of our customers to enter into digital media and applications services agreements for digital media in light of the economic and legal uncertainties related to their business models;

  . The mix of distribution channels through which our products and services are licensed and sold;

  . Changes in the growth rate of Internet usage and adoption of broadband access;

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

  . General economic conditions such as fluctuating interest rates and inflation; and

  . Economic conditions specifically related to the Internet such as fluctuations in the costs of Internet access, hardware and software.

  Our limited operating history and new and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons. We expect our operating expenses to increase in absolute dollars on an annual basis. Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of expected future revenues. These expenditure levels are, to a large extent, fixed in the short term. Thus, we may not be able to adjust spending in a timely manner to compensate for any shortfall in revenues and any significant shortfall in revenues relative to planned expenditures could have an immediate adverse effect on our business and results of operations. If our operating results fall below our expectations as well as those of securities analysts and investors in some future periods, our stock price will likely decline.

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

  Although we have recently achieved significant percentage increases in our quarterly revenues, we believe future quarters may not show similar percentage revenue increases and may show declining revenue (see "Forward-Looking Statements").

We depend on the development and rate of adoption of digital media and the delay or failure of this development would seriously harm our business

  We depend on the development and rate of adoption of digital media and the delay or failure of this development would seriously harm our business. The development of commercial applications for digital media content is in its very early stages. If the Internet does not develop as an effective medium for the distribution of digital media content to consumers or if businesses predicated on the distribution of digital media content are not profitable or are unable to raise necessary operating capital, then we will not succeed in executing our business plan. Many factors could inhibit the growth of electronic commerce in general and the distribution of digital media content in particular, including concerns about the profitability of Internet-based businesses, uncertainty about intellectual property rights associated with music and other digital media, bandwidth constraints, piracy and privacy.

  Our success depends on users having access to the necessary hardware, software and bandwidth, or data transmission capability, to receive high quality digital media over the Internet. Congestion over the Internet and data loss may interrupt audio and video streams, resulting in unsatisfying user experiences. In order to receive digital media adequately, users generally must have multimedia personal computers with certain minimum microprocessor requirements and data transmission capacities, as well as streaming media software. The success of digital media over the Internet depends on the continued rollout of broadband access to consumers on an affordable basis. Users typically download digital media software and install it on their personal computers. This installation may require technical expertise that some users do not possess. Furthermore, some information systems managers block reception of digital media over corporate intranets because of bandwidth constraints. Widespread adoption of digital media technology depends on overcoming these obstacles, identifying viable revenue models for digital media-based businesses, improving audio and video quality and educating customers and users in the use of digital media technology. If digital media technology fails to overcome these obstacles, our business could be seriously harmed.

Copyright infringement may decrease the demand for our products and services

  The music industry in particular has recently been the focus of heightened concern with respect to copyright infringement and other misappropriation claims, and the outcome of developing legal standards in that industry is expected to impact music, video and other content being distributed over the Internet. If, as a result, potential customers forego distributing traditional media content over the Internet, demand for our digital media applications and services could be reduced which would harm our business.

Commercial failure of Internet-based businesses could reduce demand for our digital media services and applications

  The substantial proportion of customers for our digital media services and applications have been Internet-based businesses and we expect that in the future, a majority of our customers will be these types of businesses.

Our business prospects and revenues would be harmed by the commercial failure or diminished commercial prospects of these or like customers. In addition, if such customers have difficulty raising additional capital to fund their operations, our business prospects and revenues would be harmed.

We may be liable or alleged to be liable to third parties for music, software, and other content that we encode, distribute, or make available on our site

  We may be liable or alleged to be liable to third parties for the content that we encode, distribute or make available on our site:

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

  In addition, we face the risk that our customers might not have all necessary ownership or license rights in the content for us to perform our encoding services. Any alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management's attention which could have an adverse effect on our business, results of operations and financial condition. Our customers for encoding services generally agree to hold us harmless from claims arising from their failure to have the right to encode the content given to us for that purpose. However, customers may contest this responsibility or not have sufficient resources to defend claims and we have limited insurance coverage for claims of this nature.

  Because we host audio and video content on our Web site and on other Web sites for customers and provide services related to digital media content, we face potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials we host. Claims of this nature have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage or any alleged liability could harm our business.

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

We depend on a limited number of customers for a majority of our revenues so the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenues and operating results

  A limited number of customers have accounted for a majority of our revenues and will continue to do so for the foreseeable future. During the year ended December 31, 2000, two of our customers accounted for approximately 29% of our revenues; while in the year ended December 31, 1999, two customers accounted for approximately 24% of our revenues. We believe that a small number of customers will likely continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues for the quarter. If we were to lose a key customer, our business, financial condition, and operating results could suffer. In addition, if any customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing our customer base, our business could be harmed.

We rely on strategic relationships to promote our services and for access to licensed technology; if we fail to maintain or enhance these relationships, our ability to serve our customers and develop new services and applications could be harmed

  Our ability to provide our services to users of multiple technologies and platforms depends significantly on our ability to develop and maintain our strategic relationships with key streaming media technology companies including, among others, Apple Computer, Inc., Microsoft Corporation, and RealNetworks, Inc. We rely on these relationships for licensed technology to maintain our ability to service RealNetworks RealMedia, Microsoft Windows Media and Apple Quicktime platforms and applications. Due to the evolving nature of the Internet media infrastructure market, we will need to develop additional relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom we do not have pre-existing relationships. We cannot be certain that we will be successful in developing new relationships or that our partners will view these relationships as significant to their own business or that they will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our brand and services.

  In 2000, we began executing our music content licensing strategy by entering into music content licenses with three major record labels. However, obtaining comprehensive music content licenses is challenging, as doing so may require us to obtain copyright licenses with various third parties in the fragmented music recording and publishing industries. These copyrights often address differing activities related to the delivery of digital media, including reproduction and performance, some of which may require separate licensing arrangements from various rights holders such as publishers, artists and record labels. The effort to obtain the necessary rights by such third parties is often significant, and could disrupt, delay, or prevent us from executing our business plans. Because of the large number of potential parties from which we must obtain licenses, we may never be able to obtain a sufficient number of licenses to allow us to provide services that will meet our customers' expectations. Customers of our services may decide that we are not able to provide them with access to enough content to make their own services valuable to consumers, and they may choose not to do business with us. Even if we are able to obtain a sufficient number of licenses, those licenses may not be on favorable terms, and we may have to increase the amount that we charge our customers for our services in order to cover the costs of these licenses, and the market for digital music may not support these increased costs.

The United States music industry is extremely litigious; we may become involved in litigation and expenses related to litigation could severely impact our financial condition, and could also result in the discontinuation or interruption of services to our customers

  The music industry in the United States is generally regarded as extremely litigious in nature compared to other industries. As a result, in the future we could become engaged in litigation with others in the music industry. Any litigation could subject us to significant liability for damages and could result in us having to discontinue or interrupt services to our customers. In addition, even if we were to prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of management time and attention.

If we are ineffective in managing our growth, our business may be harmed

  We have rapidly and significantly expanded our operations and anticipate that further expansion will be required to execute our business strategy. This growth has accelerated since inception, we have grown to 229 permanent employees as of February 1, 2001. In December 1999, we acquired Alive.com, Inc. and in

June 2000 we acquired VidiPax, Inc. As announced in January 2001, we expect to close the acquisition of DiscoverMusic in the first quarter of 2001. The integration of these acquisitions into our operations may place a significant strain on our employees, systems and other resources. If any acquisition fails to integrate well, our operations and financial position could be harmed.

  Our current infrastructure and systems (such as information technologies and accounting) might prove to be insufficient to indefinitely accommodate our targeted level of future operations. Effectively managing our expected future growth will require, among other things, that we successfully upgrade and expand our production processes and systems, expand the breadth of products and services we offer, continue to improve our management reporting capabilities and accounting systems. We also need to attract, hire and retain highly skilled and motivated executives and other employees. We must also maintain close coordination among our marketing, operations, development, finance and administrative organizations.

Our music content licenses could result in operational complexity that may divert resources or make our business more expensive to conduct

  The large number of licenses which we need to maintain in order to expand our services creates operational difficulties in connection with tracking the rights that we have acquired and the complex royalty structures under which we must pay. In addition, our licensing agreements typically allow the third party to audit our royalty tracking and payment mechanisms to ensure that we are accurately reporting and paying the royalties owed. If we are unable to accurately track the numerous parties that we must pay in connection with each delivery of digital music services and deliver the appropriate payment in a timely fashion, we may risk termination of certain licenses.

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

  As we continue to introduce additional applications and services, and as our customer base and revenues grow, we will need to hire additional qualified personnel in other areas of operations as well. Competition for these personnel is also extremely intense, and we may not be able to attract, train, assimilate or retain qualified personnel in the future. Our failure to attract or retain qualified personnel could seriously harm our business, results of operations and financial condition.

  Finally, our business and operations are substantially dependent on the performance of our executive officers and key employees, all of whom are employed on an at-will basis and have worked together for only a relatively short period of time. We do not maintain "key person" life insurance on any of our executive officers. In addition, we hired or named new employees in 2000 in key executive positions, including our Chief Executive Officer, Chief Financial Officer, Vice President of Sales, Vice President of Marketing and General Counsel. The loss of several key executives could seriously harm our business.

Competition may decrease our market share, revenues, and gross margins

  Our products and services are divided into digital media services, which is the encoding of audio and video content for deployment over the Internet, media migration and restoration services and consulting services; and digital media applications, which are primarily subscription services focused towards business models providing music over the Internet.

  The market for digital media services and applications is relatively new, and we face competition from in-house encoding services by potential customers, other vendors that provide outsourced digital media services and companies that directly provide digital media applications If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for Internet media services and applications, the more competitors are likely to emerge including turnkey Internet media application and service providers; streaming media platform developers; digital music infrastructure providers; digital media applications service providers (including for digital music subscription), and; video post-production houses. As we continue to develop media subscription applications, we may also over time begin to compete with some of our historical customers and partners who could also develop and market business-to-business subscription offerings.

  In addition, we may not compete successfully against current or future competitors, many of whom have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that are more sophisticated than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations.

Our business model is unproven, making it difficult to forecast our revenues and operating results

  Our business model is based on the premise that digital media content providers and developers will outsource a large percentage of their encoding services needs and content management needs. Our potential customers may rely on internal resources for these needs. In addition, technological advances may render an outsourced solution unnecessary, particularly as new media content is created in a digital format. Market acceptance of our services may depend in part on reductions in the cost of our services so that we may offer a more cost effective solution than both our competitors and our customers doing the work internally. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures and may not lead to improved gross margins. In order to remain competitive, we expect to reduce the cost of our services through design and engineering changes. We may not be successful in reducing the costs of providing our services.

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

  . Obtain the necessary intellectual property rights from music companies and other content owners to be able to legally provide our services;

  .  Identify and respond to emerging technological trends in the market;

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

We cannot be certain that we will be able to protect our intellectual property, and we may be found to infringe on proprietary rights of others, which could harm our business

  Our intellectual property is important to our business, and we seek to protect our intellectual property through copyrights, trademarks, patents, trade secrets, confidentiality provisions in our customer, supplier and strategic relationship agreements, nondisclosure agreements with third parties, and invention assignment agreements with our employees and contractors. We have filed six U.S. patent applications and four international patent applications that claim priority to six previously filed provisional applications. We cannot assure that measures we take to protect our intellectual property will be successful or that third parties will not develop alternative solutions that do not infringe upon our intellectual property. In addition, we could be subject to intellectual property infringement claims by others. These claims, and any resultant litigation, should it occur, could subject us to significant liability for damages including treble damages for willful infringement. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. Further, we plan to offer our digital media services and applications to customers worldwide including customers in foreign countries that may offer less protection for our intellectual property than the United States. Our failure to protect against misappropriation of our intellectual property, or claims that we are infringing the intellectual property of third parties could have a negative effect on our business, revenues, financial condition and results of operations.

The length of our sales cycle is uncertain and therefore could cause significant variations in our operating results

  Our customers typically include large corporations that often require long testing and approval processes before making a purchase decision. Therefore, the length of our sales cycle, the time between an initial customer contact and completing a sale, has been and may continue to be unpredictable. The time between the date of our initial contact with a potential new customer and the execution of a sales contract with that customer ranges from less than two weeks to more than six months, depending on the size of the customer, the application of our solution and other factors. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including their procurement of appropriate rights from content owners, budgetary constraints and internal acceptance procedures. During the sales cycle, we may expend substantial sales and management resources without generating corresponding revenues. Our expense levels are relatively fixed in the short term and are based in part on our expectation of future revenues. As a result, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represent a large portion of our revenues.

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

Our expansion into international markets will require significant resources and will subject us to new uncertainties that may limit our return from our international sales efforts

  One of our strategies to increase our sales is to selectively add an international sales force and operations. In March 2000 we opened a sales office in London, England. Our further expansion will involve a significant use of management and financial resources, particularly because we have no previous experience with international operations. We may not be successful in creating international operations or sales. In addition, international business activities are subject to a variety of risks, including:

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

Any acquisitions we make could disrupt our business and harm our financial condition

  We expect to evaluate and acquire businesses, technologies, services, or products that we believe are a strategic fit with our business. We currently have no binding commitments or definitive agreements with respect to any material acquisition, except the agreement to acquire DiscoverMusic expected to close in the first quarter of 2001. Transactions of this sort require the process of integrating an acquired business, technology, service, or product and may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition will be realized. Acquisitions could result in material use of cash resources, potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or amortization expenses related to goodwill and other intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business, results of operations and financial condition.

  In addition, recent proposed changes in the Financial Accounting Standards Board and SEC rules for merger accounting may affect our ability to make acquisitions or be acquired. For example, a possible elimination of the "pooling" method of accounting for mergers increases the amount of goodwill and other intangible assets that we would be required to account for if we acquired another company, which would have an adverse financial impact on our future net income. Further, the reduced availability of write-offs for in-process research and development costs under the purchase method of accounting in connection with an acquisition could make an acquisition more costly for us. The DiscoverMusic acquisition will be accounted for under the purchase method of accounting. We will incur additional amortization expense in future periods as a result of the excess purchase price associated with this acquisition.

We have in the past experienced returns of our customers' encoded content, and as our business grows we may experience increased returns, which could harm our reputation an negatively affect our operating results

  In the past, we have had on occasion difficulty monitoring the quality of our service. A limited number of our customers have returned encoded content to us for our failure to meet the customer's specifications and requirements. It is likely that we will experience some level of returns in the future and, as our business grows, the amount of returns may increase. Also, returns may harm our relationship with potential customers and business in the future. If returns increase, our reserves may not be sufficient and our operating results would be negatively affected.

The concentration of ownership by our affiliated stockholders and provisions in our charter documents and provisions of applicable state law may delay or prevent any merger or takeover of the Company

  Certain of our existing stockholders have significant influence over our management and affairs, which they could exercise against your best interests. As of December 31, 2000, our officers and directors, together with entities that may be deemed affiliates of or related to such persons or entities, will beneficially own approximately 40% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence significantly our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquiror from making a tender offer for our shares. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquiror might otherwise pay.

  Certain provisions of our certificate of incorporation and bylaws and the provisions of Delaware and Washington law could have the effect of delaying, deferring or preventing an acquisition of Loudeye, even if an acquisition would be beneficial to our stockholders.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan

  We believe that our existing cash, cash equivalents, short-term investments, the amounts available under the working capital line and the new facility will be sufficient to meet our operating expenses working capital, capital expenditure and business expansion requirements through 2001 and 2002. Thereafter, we may need to raise additional funds. We may have to raise funds even sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures, to acquire complementary products, businesses or technologies or otherwise to respond to unanticipated requirements. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends. We cannot assure you that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our ongoing operations and planned expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services and applications or respond to competitive pressures. This inability could seriously harm our business, results of operations and financial condition.

Our encoding and data storage and web server systems may stop working or work improperly due to natural disasters, failure of third-party services, power outages, fire and other unexpected problems

  Since our primary encoding and data storage facilities and network facilities are located in the state of Washington, a seismic disturbance, or other natural disaster could affect these primary facilities simultaneously. An unexpected event like a power or telecommunications failure, fire, flood, seismic disturbance at or near our encoding and on-site data storage facility or at any of our Internet service providers' facilities could cause the loss of critical data and prevent us from offering our services to our customers. In addition, California utility companies are currently experiencing a financial crisis which have led to "brownouts," "rolling blackouts" and other disruptions of power services to consumers, and this crisis could spread to the state of Washington as well. These losses of power could continue or worsen due to circumstances out of our control and adversely affect our business and other operations entirely. Our insurance may not adequately compensate us for any losses that may occur.

Government regulation may require us to change our business

  On October 28, 1998, the United States Congress enacted the Digital Millennium Copyright Act (or "DMCA"). The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our and our customers' future business activities, we and our customers may be required to pay licensing fees for digital sound recordings streamed or distributed from web sites and through retransmissions of radio broadcasts and/or other audio content. The DMCA does not specify the rate and terms of such licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. Moreover, with respect to digital publishing, sound recording and other music licenses not directly covered by the DMCA, various companies and individuals in the digital music industry plan to engage in a proceeding before a tribunal of the United States Copyright Office along with the Recording Industry Association of America during 2001 to determine what, if any, licensee fees should be paid to various rights holders. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers.

  Because of this rapidly evolving and uncertain regulatory environment, both domestically and internationally, we cannot predict how existing or proposed laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing digital music. These laws and regulations could harm us by subjecting us to liability or forcing us to change our business.

ITEM 7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We provide Internet media infrastructure services and applications. Our financial results could be affected by factors such as changes in interest rates and fluctuations in the stock market. As substantially all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our risks. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since substantially all of our investments are in short-term instruments with original maturities of less than six months. Due to the limited duration of our short-term investments and their investment grade level, we anticipate no material market risk exposure. Therefore, no quantitative tabular disclosures are presented.

  We invest in investment-grade government obligations, institutional money market funds and other obligations with FDIC insured US banks. Concentration is limited to 10% in any one instrument or issuer. Our primary investment focus is to preserve capital and earn a market rate of return on our investments. We do not speculate nor invest in publicly traded equity securities and therefore do not believe that our capital is subject to significant market risk. The average portfolio balance must remain under one year in duration.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           LOUDEYE TECHNOLOGIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                        Number
                                                                        ------
   Report of Independent Public Accountants............................   37

   Consolidated Balance Sheets as of December 31, 2000 and 1999........   38

   Consolidated Statements of Operations for the three years ended
    December 31, 2000..................................................   39

   Consolidated Statements of Shareholders' Equity for the three years
    ended December 31, 2000............................................   40

   Consolidated Statements of Cash Flows for the three years ended
    December 31, 2000..................................................   41

   Notes to Consolidated Financial Statements..........................   42

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Loudeye Technologies, Inc.:

  We have audited the accompanying balance sheets of Loudeye Technologies, Inc. (Loudeye) as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Loudeye's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loudeye Technologies, Inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

February 6, 2001
Seattle, Washington

                           LOUDEYE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands except share and per share amounts)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------

Cash and cash equivalents.................................. $ 51,689  $ 49,273
Short-term investments.....................................   43,300       530
Accounts receivable, net of allowance of $709 and $187.....    3,241       955
Prepaids and other current assets..........................    1,072       597
                                                            --------  --------
    Total current assets...................................   99,302    51,355

Property and equipment, net................................   15,955     5,282
Goodwill, net..............................................    9,785    14,207
Intangibles and other long-term assets, net................    7,634     5,931
                                                            --------  --------
Total assets............................................... $132,676  $ 76,775
                                                            ========  ========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------

Accounts payable........................................... $  1,137  $  4,778
Accrued compensation and benefits..........................    1,247       388
Employee Stock Purchase Plan withholding...................      307       --
Other accrued expenses.....................................    1,368       587
Customer deposits..........................................      255       438
Deferred revenues..........................................      545       --
Current portion of long-term debt..........................    4,425     1,132
                                                            --------  --------
    Total current liabilities..............................    9,284     7,323

Long-term debt, net of current portion.....................    7,324     1,963
                                                            --------  --------
    Total liabilities......................................   16,608     9,286

Stockholders' equity (deficit)
  Preferred stock, $0.001 par value, 5,000,000 and
   41,000,000 shares authorized, 21,063,236 issued and
   outstanding in 1999.....................................      --     58,536
  Beneficial conversion feature............................      --     14,121
  Common stock, additional paid-in capital and warrants,
   $0.001 par value, 100,000,000 shares authorized;
   37,072,442 and 8,696,257 issued and outstanding.........  185,609    28,305
  Deferred stock compensation..............................   (3,387)   (6,843)
  Accumulated deficit......................................  (66,154)  (26,630)
                                                            --------  --------
    Total stockholders' equity.............................  116,068    67,489
                                                            --------  --------
    Total liabilities and stockholders' equity............. $132,676  $ 76,775
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements

                           LOUDEYE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands except share and per share amounts)

                                                 Year ended December 31,
                                             ---------------------------------
                                                2000        1999       1998
                                             ----------  ----------  ---------
Revenues:
  Digital media services ................... $   10,468  $    2,645  $     286
  Digital media applications and other .....      1,069         --         --
                                             ----------  ----------  ---------
    Total revenues .........................     11,537       2,645        286
Cost of Revenues (excluding stock-based
 compensation expense of $456 in 2000 and
 $202 in 1999 shown below):
  Digital media services ...................     11,914       2,870        504
  Digital media applications and other .....        474         --         --
                                             ----------  ----------  ---------
    Total cost of revenues .................     12,388       2,870        504

    Gross margin ...........................       (851)       (225)      (218)

Operating Expenses:
  Research and development (excluding stock-
   based compensation of $283 in 2000 and
   $126 in 1999 shown below)................      6,784       1,248        204
  Sales and marketing (excluding stock-based
   compensation of $749 in 2000 and $333 in
   1999 shown below and other non-cash
   charges of $663 in 2000 shown below).....     14,621       3,982        588
  General and administrative (excluding
   stock-based compensation of $3,921 in
   2000 and $893 in 1999 shown below).......      8,079       3,612        674
  Amortization of intangibles and other
   long-term assets ........................      7,693         302        --
  Stock-based compensation .................      5,409       1,554        --
                                             ----------  ----------  ---------
    Total operating expenses ...............     42,586      10,698      1,466
Special charges ............................        947         --         --
                                             ----------  ----------  ---------
Operating loss .............................    (44,384)    (10,923)    (1,684)

Interest income ............................      5,767         204         54
Interest expense ...........................       (907)       (183)       (20)
                                             ----------  ----------  ---------
    Total other income (expense) ...........      4,860          21         34
                                             ----------  ----------  ---------
Net loss ................................... $  (39,524) $  (10,902) $  (1,650)

Beneficial conversion feature ..............        --      (14,121)       --
                                             ----------  ----------  ---------
Net loss to common shareholders ............ $  (39,524) $  (25,023) $  (1,650)
                                             ==========  ==========  =========
Basic and diluted net loss per share ....... $    (1.33) $    (4.62) $   (0.41)
                                             ==========  ==========  =========
Weighted average shares outstanding used to
 compute basic and diluted net loss per
 share ..................................... 29,773,886   5,410,507  4,039,444
                                             ==========  ==========  =========
Basic and diluted pro forma net loss per
 share ..................................... $    (1.16) $    (1.50) $   (0.17)
                                             ==========  ==========  =========
Weighted average shares outstanding used to
 compute basic and diluted pro forma net
 loss per share ............................ 34,103,551  16,659,800  9,585,049
                                             ==========  ==========  =========


        The accompanying notes are an integral part of these statements.

                          LOUDEYE TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               (Amounts in thousands, except for share amounts)

                                          Common Stock and
                      Convertible            Additional                                                                  Total
                    Preferred Stock        Paid-in Capital     Stock Warrants    Beneficial   Deferred               Stockholders'
                  ---------------------  -------------------  -----------------  Conversion    Stock     Accumulated     Equity
                    Shares      Amount     Shares    Amount    Shares   Amount    Feature   Compensation   Deficit     (Deficit)
                  -----------  --------  ---------- --------  --------  -------  ---------- ------------ ----------- -------------
BALANCES,
DECEMBER 31,
1997............          --   $    --          --  $     10       --   $   --        --      $   --      $    (95)    $    (85)
Issuance of
common stock, in
conjunction with
conversion from
LLC to C
Corp. ..........          --        --    5,288,000      --        --       --        --          --           --           --
Issuance of
Series A
preferred stock
in conjunction
with conversion
from LLC to
C Corp. ........    4,712,000         5         --        (5)      --       --        --          --           --           --
Conversion from
LLC to C
Corp. ..........          --        --          --      (138)      --       --        --          --           138          --
Conversion of
advances to
Series A
preferred
stock...........      271,787       229         --       --        --       --        --          --           --           229
Conversion of
debt into
preferred
stock...........      593,120       500         --       --        --       --        --          --           --           500
Issuance of
Series B
preferred
stock...........    2,666,074     2,248         --       --        --       --        --          --           --         2,248
Net loss........          --        --          --       --        --       --        --          --        (1,650)      (1,650)
                  -----------  --------  ---------- --------  --------  -------   -------     -------     --------     --------
BALANCES,
DECEMBER 31,
1998............    8,242,981     2,982   5,288,000     (133)      --       --        --          --        (1,607)       1,242
Issuance of
Series C
preferred
stock...........    4,914,529     9,328         --       --        --       --        --          --           --         9,328
Conversion of
debt into
preferred
stock...........      394,737       750         --       --        --       --        --          --           --           750
Deferred stock
compensation....          --        --          --     7,825       --       --        --       (7,825)         --           --
Stock-based
compensation--
consultants.....          --        --          --       572       --       --        --          --           --           572
Issuance of
common stock for
acquisitions....          --        --    2,528,848   18,693       --       --        --          --           --        18,693
Issuance of
Series D
preferred
stock...........    7,510,989    45,476         --       --        --       --        --          --           --        45,476
Amortization of
deferred
compensation....          --        --          --       --        --       --        --          982          --           982
Stock option
exercises.......          --        --      879,409      189       --       --        --          --           --           189
Issuance of
warrants........          --        --          --       --    691,053    1,159       --          --           --         1,159
Beneficial
conversion
feature.........          --        --          --       --        --       --     14,121         --       (14,121)         --
Net loss........          --        --          --       --        --       --        --          --       (10,902)     (10,902)
                  -----------  --------  ---------- --------  --------  -------   -------     -------     --------     --------
BALANCES,
DECEMBER 31,
1999............   21,063,236    58,536   8,696,257   27,146   691,053    1,159    14,121      (6,843)     (26,630)      67,489
Conversion of
preferred
stock...........  (21,063,236)  (58,536) 21,063,236   58,536       --       --        --          --           --           --
Beneficial
conversion
reclass.........          --        --          --    14,121       --       --    (14,121)        --           --           --
Initial Public
Offering........          --        --    5,175,000   75,372       --       --        --          --           --        75,372
Exercise and
conversion of
warrants........          --        --      526,528    1,159  (691,053)  (1,159)      --          --           --           --
Sale of shares
to strategic
partner.........          --        --      336,022    5,376       --       --        --          --           --         5,376
Deferred stock
compensation....          --        --          --     3,100       --       --        --       (3,100)         --           --
Issuance of
shares under
Employee Stock
Purchase Plan...          --        --      175,246      550       --       --        --          --           --           550
Stock option
exercises and
repurchases.....          --        --    1,031,869      177       --       --        --           46          --           223
Cancellation of
common stock
options.........          --        --          --    (2,587)      --       --        --        1,767          --          (820)
Acceleration of
common stock
options.........          --        --          --       128       --       --        --          230          --           358
Stock-based
compensation--
consultants.....          --        --          --     1,267       --       --        --          --           --         1,267
Amortization of
deferred
compensation....          --        --          --       --        --       --        --        4,513          --         4,513
Issuance of
shares for
acquisition.....          --        --       68,284    1,105       --       --        --          --           --         1,105
Issuance of
warrants to
partners........          --        --          --       --    140,000      159       --          --           --           159
Net loss........          --        --          --       --        --       --        --          --       (39,524)     (39,524)
                  -----------  --------  ---------- --------  --------  -------   -------     -------     --------     --------
BALANCES,
DECEMBER 31,
2000............          --   $    --   37,072,442 $185,450   140,000  $   159       --      $(3,387)    $(66,154)    $116,068
                  ===========  ========  ========== ========  ========  =======   =======     =======     ========     ========

       The accompanying notes are an integral part of these statements.

                           LOUDEYE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
OPERATING ACTIVITIES:
  Net Loss........................................ $(39,524) $(10,902) $(1,650)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization.................   12,494     1,226      216
    Special charges and other non-cash items......      661       --       --
    Stock-based compensation......................    5,409     1,554      --
  Changes in operating assets and liabilities, net
   of amounts acquired in purchase of business
    Accounts receivable...........................   (2,121)     (856)     (87)
    Prepaid and other current assets..............     (475)     (564)     (26)
    Other long-term assets........................     (226)     (189)      (9)
    Accounts payable..............................   (3,758)    4,204      274
    Accrued compensation and benefits.............    1,365       280       18
    Other accrued expenses........................      436       221      113
    Customer deposits and deferred revenue........      362       146      292
                                                   --------  --------  -------
      Net cash used in operating activities.......  (25,377)   (4,880)    (859)

INVESTING ACTIVITIES:
  Purchases of property and equipment.............  (15,814)   (4,423)  (1,478)
  Capitalized software development costs..........   (1,304)      --       --
  Cash paid for acquisition of business, net......   (1,907)      --       --
  Purchases/sales of short-term investments, net..  (42,605)     (530)     --
                                                   --------  --------  -------
      Net cash used in investing activities.......  (61,630)   (4,953)  (1,478)

FINANCING ACTIVITIES:
  Proceeds from sale of stock, net................   80,921    54,994    2,279
  Proceeds from long term debt....................   10,205     3,104    1,500
  Principal payments on long-term obligations.....   (1,882)     (434)     --
  Proceeds from exercise of common stock options,
   net............................................      179       --       --
                                                   --------  --------  -------
      Net cash provided by financing activities...   89,423    57,664    3,779
                                                   --------  --------  -------
Net increase in cash and cash equivalents.........    2,416    47,831    1,442
Cash and cash equivalents, beginning of period....   49,273     1,442      --
                                                   --------  --------  -------
Cash and cash equivalents, end of period.......... $ 51,689  $ 49,273  $ 1,442
                                                   ========  ========  =======

Cash paid for interest............................ $    683  $    183  $    21
Issuance of common stock for acquisition of
 business.........................................    1,105    18,693      --
Issuance of common stock warrants.................      159     1,159      --
Conversion of debt into preferred stock...........      --        750      729


        The accompanying notes are an integral part of these statements.

                          LOUDEYE TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

1. ORGANIZATION AND DEVELOPMENT STAGE RISKS:

 The Company

  Loudeye Technologies, Inc. (the Company) provides digital media infrastructure services and applications including transforming audio and video content from traditional sources into Internet compatible formats. The Company is headquartered in Seattle, Washington and to-date has conducted business in the United States and Europe in one business segment.

  The Company is subject to a number of risks similar to other companies in a comparable stage of development including reliance on key personnel, successful marketing of its services in an emerging market, competition from other companies with greater technical, financial, management and marketing resources, successful development of new services, the enhancement of existing services, and the ability to secure adequate financing to support future operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Cash and Cash Equivalents

  Cash and cash equivalents consist of demand deposits and money market accounts maintained with financial institutions and certain other investment grade instruments. Recorded amounts approximate fair value. The Company considers all cash deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents.

 Short-term Investments

  The Company has invested amounts in investment-grade government obligations, institutional money market funds and other obligations with FDIC insured U.S. banks. Concentration is limited to 10% in any one instrument or issuer. The Company's primary focus is to preserve capital and earn a market rate of return on its investments. The Company does not speculate or invest in publicly traded equity securities and, therefore, does not believe that its capital is subject to significant market risk. The average portfolio balance must remain under one year in duration.

  Additionally, the Company has established irrevocable standby letters of credit totaling approximately $900,000 in conjunction with the lease of the Company's primary office facility and a remote production facility. The letters of credit related to the leases automatically renew during the term of the leases. The letters of credit are required to be collateralized by short-term investments and contain an automatic reduction schedule reducing the amount of the letter of credit each year by a specified amount until they reach $292,000, where they remain through the end of the leases.

 Long-Lived Assets

  The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. As described in Note 4, the Company recorded impairment charges of $637,000 in 2000.

 Advertising Costs

  Advertising costs are expensed as incurred. The Company incurred $1.1 million, $636,000 and $164,000 in advertising costs for the years ended December 31, 2000, 1999 and 1998, respectively.

                          LOUDEYE TECHNOLOGIES, INC.

                               December 31, 2000


 Deferred Revenues

  The Company records deferred revenues when cash has been received but the criteria for revenue recognition have not been met. Deferred revenues are recognized in accordance with the Company's revenue recognition policy.

 Software Development Costs

  The Company capitalizes internal costs in developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased, or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product is available for general release to customers, capitalization is ceased, and such previously capitalized costs are amortized on a product-by-product basis computed as the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues or (b) the straight-line amortization over the remaining estimated economic useful life of the product. The amortization is recorded as a component of digital media applications cost of revenues.

  Software developed for internal use is capitalized once the preliminary project stage has been completed and management has committed to funding the continuation of the development project. Capitalization is ceased when the software project is substantially complete and ready for its intended use.

  At December 31, 2000, $1.3 million in software development costs had been capitalized and included in other long-term assets, of which approximately $119,000 was amortized during 2000. In 1999 and 1998 no software development costs were capitalized.

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

3. REVENUE RECOGNITION

  The Company generates revenues primarily from two sources: (1) digital media services and (2) licensing and selling digital media applications.

DIGITAL MEDIA SERVICES

  Encoding Services consist of encoding services to convert audio and video content into Internet media formats. Sales of digital media services are generally under nonrefundable time and materials or per unit contracts. Under these contracts, the Company recognizes revenues as services are rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

                          LOUDEYE TECHNOLOGIES, INC.

                               December 31, 2000


  Media Restoration and Migration Services consist of services provided by our VidiPax subsidiary to restore and upgrade old or damaged archives of traditional media. The Company recognizes revenues as services are rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

  Consulting Services consist of services provided by our consulting services group to enable customers to utilize streaming media within their intranets, websites and Internet applications. Consulting services are provided under short-term contracts that are generally time and materials or fixed-price milestone-based. Consulting services revenue generated by time and materials contracts are recognized as the services are provided if there are no contingencies. For milestone-based contracts with customer acceptance clauses, revenues are recognized under the outputs method, with output being measured by the completion of milestones and acceptance by the customer.

  Hosting Services consist of fees associated with hosting content and Internet applications for customers. Hosting services revenues are generated generally under non-cancelable contracts with the fees paid by the customer on a recurring monthly basis generally based upon bandwidth provided and amount of content hosted.

DIGITAL MEDIA APPLICATIONS AND OTHER

  Digital Media Applications and other revenues are generated from licensing and selling of software and contractually guaranteed revenue amounts. Our revenue recognition policies are in accordance with Statement of Position (SOP 97-2), Software Revenue Recognition as amended by SOP 98-9. Under SOP 97-2, in general, license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, or training. The determination of fair value is based on objective evidence that is specific to the Company. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The Company records deferred revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under the Company's revenue recognition policy.

  The Company sells digital media applications in application service provider arrangements where it is required to host those applications. When the Company is required to host the application and the customer does not have the ability to have the application hosted by another entity without penalty to the customer, revenue is recognized over the term of the initial hosting arrangement.

  Other revenues are composed of contractual revenues associated with forfeited deposits, the recognition of deferred revenue upon either the completion of the earn-out period, the removal of our continuing obligation under such agreements, maintenance revenues of our applications or the recognition of contractually guaranteed minimum revenues. Contractual revenues were recognized in 2000 when our further contractual obligations and all uncertainties related to performance were resolved. We have no continuing obligations to perform additional work under any of these agreements.

  The Company has adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition," and believes its revenue policy is in accordance with SAB 101; therefore, this pronouncement will not have an impact on recorded results.

                          LOUDEYE TECHNOLOGIES, INC.

                               December 31, 2000


4. SPECIAL CHARGES

  In January 2001, the Company announced a cost-savings initiative which resulted in a $947,000 charge in the fourth quarter of 2000, and will result in a charge of approximately $750,000 in the first quarter of 2001. Consistent with the overall market trends, we experienced decreasing demand for video services, accordingly in December 2000, our board of directors approved a plan to shut-down our Santa Monica office and reduce video encoding services which resulted in an impairment to our video encoding equipment as well as existing tenant improvements at our Santa Monica facility which was closed in the first quarter of 2001. This combined non-cash impairment charge of $637,000 was included within the special charge line item in the financial statements. The 2000 charge also included approximately $300,000 related to payments to employees terminated in November and December 2000 of which $200,000 were paid in the first quarter of 2001. The remaining amounts of 2000 employee termination costs will be paid in cash in 2001. As of December 31, 2000, approximately $300,000 was included within accrued expenses related to the cost-savings initiative. The special charge to be recorded in the first quarter of 2001 relates primarily to payments to employees terminated in January 2001.

5. NET LOSS PER SHARE

  In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is antidilutive. Diluted net loss per share for all periods shown does not include the effects of the convertible preferred stock and shares issuable upon the exercise of stock options and warrants as the effect of their inclusion is antidilutive during each period presented.

  Basic and diluted pro forma net loss per share is computed based on the weighted average number of shares of common stock outstanding giving effect to the conversion of convertible preferred stock into common stock upon the completion of the Company's initial public offering on March 15, 2000 (using the if-converted method from the original issue date) as if the conversion and IPO had occurred on January 1, 2000. Diluted pro forma net loss per share excludes the impact of stock options and warrants, as the effect of their inclusion would be antidilutive.

  At December 31, 2000, the Company had 267,748 stock options that had been exercised but which were subject to repurchase at a weighted average exercise price of $0.33 per share. Accordingly, the impact of these unvested but exercised options has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted earnings per share and basic and diluted pro forma earnings per share.

  As part of the terms of the acquisition of Alive.com on December 14, 1999, 74,411 Loudeye shares originally issued by Alive.com under the terms of a stock purchase agreement with Allaire Corporation were subject to repurchase at a weighted average exercise price of $0.20 within 90 days of the termination date of the licensing and stock purchase agreement assumed by Loudeye. Accordingly, the impact of these shares has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted earnings per share and basic and diluted pro forma earnings per share.

                          LOUDEYE TECHNOLOGIES, INC.

                               December 31, 2000


  The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share:

                                  For the Year Ended      For the Year Ended
                                   December 31, 2000      December 31, 1999
                                 ----------------------  ---------------------
                                   Actual    Pro Forma    Actual    Pro Forma
                                 ----------  ----------  ---------  ----------
   Weighted average shares
    outstanding................. 31,143,841  35,473,506  5,703,655  16,952,948
   Allaire unvested shares
    subject to repurchase.......   (115,196)   (115,196)    (8,199)     (8,199)
   Weighting of shares subject
    to repurchase............... (1,254,759) (1,254,759)  (284,949)   (284,949)
                                 ----------  ----------  ---------  ----------
   Weighted average shares used
    to calculate basic and
    diluted earnings per share.. 29,773,886  34,103,551  5,410,507  16,659,800
                                 ==========  ==========  =========  ==========

  There were no reconciling items in 1998, and accordingly, no reconciliation is presented above.

6. CONCENTRATION OF RISK AND SEGMENT DISCLOSURES

  Financial instruments that potentially subject the Company to concentrations of market risk consist of cash and cash equivalents, short-term investments, and long-term obligations. Fair values of cash and cash equivalents and short-term investments approximate cost due to the short period of time to maturity. The fair values of financial instruments that are short-term and/or that have little or no market risk are considered to have a fair value equal to book value. The Company maintains cash and cash equivalents on deposit at various institutions that at times exceed the insured limits by the Federal Deposit Insurance Corporation. This exposes the Company to potential risk of loss in the event the institutions become insolvent. The Company does not invest its funds in derivative securities and the Company does not enter into hedging activities; accordingly FAS 133 will have no impact on results.

  The Company is exposed to credit risk since it extends credit to its customers. The Company performs initial and ongoing evaluations of its customers' financial positions, and generally extends credit on open account, requiring collateral as deemed necessary.

  During the three years ended December 31, 2000, the company had sales to certain significant customers, as a percentage of revenues, as follows:

                                                                 2000  1999  1998
                                                                 ----  ----  ----
   Customer A...................................................  19%  --    --
   Customer B...................................................  10%   11%   12%
   Customer C................................................... --     13%  --
   Customer D................................................... --    --     14%
                                                                 ---   ---   ---
                                                                  29%   24%   26%
                                                                 ===   ===   ===

  The Company operates in one business segment, digital media services, for which the Company receives revenues from its customers. The Company's Chief Operating Decision Maker is considered to be the Company's Executive Team
(CET) which is comprised of the Company's Chief Executive Officer, Chief Financial Officer, and certain of its Vice Presidents. The CET reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services for purposes of making decisions and assessing financial performance. The Company does not have any operating units which exceed the threshold required for separate disclosure and therefore, the Company does not have operating segments required to be separately disclosed by SFAS 131, "Disclosure About Segments of an Enterprise and Related Information".

                          LOUDEYE TECHNOLOGIES, INC.

                               December 31, 2000

7. PROPERTY AND EQUIPMENT

  Property and equipment are stated at historical cost less accumulated depreciation and any impairment write-downs. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment that is generally three to five years. Property and equipment under construction is capitalized and depreciation commences when the asset is placed in service.

  Property and equipment consist of the following:

                                                                 2000     1999
                                                                -------  ------
                                                                (In thousands)
     Computer and production equipment......................... $17,103  $4,588
     Leasehold improvements....................................   2,668     854
     Software..................................................   1,232     473
     Office equipment..........................................     729     440
     Construction in progress..................................     --       80
     Accumulated depreciation..................................  (5,777) (1,153)
                                                                -------  ------
       Property and equipment, net............................. $15,955  $5,282
                                                                =======  ======

  Depreciation expense was $4.6 million, $924,000, and $216,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

8. ACQUISITIONS, GOODWILL, INTANGIBLES AND OTHER LONG-TERM ASSETS

  Generally, the Company's goodwill, intangibles and other assets have resulted from purchase acquisitions, equity transactions or the capitalization of software development costs. The acquisitions described below were both accounted for under the purchase method of accounting.

  In June 2000, the Company purchased VidiPax, a New York company which performs audio and video media restoration and migration services. The Company paid $1.9 million in cash and issued 68,284 shares of common stock for a consideration of $3.1 million. The total purchase price, including costs of the acquisition, of $3.1 million was allocated as follows:

                                                                  (In thousands)
     Goodwill....................................................     $  457
     Tradename...................................................        685
     Customer list...............................................      1,524
     Acquired technology and workforce...........................        457
                                                                      ------
       Total purchase price......................................     $3,123
                                                                      ======

  All goodwill and identified intangibles associated with the acquisition are being amortized over three years. Additional consideration will be paid to the employees and former shareholder based upon predetermined results in the first year subsequent to acquisition. These payments can be made in a combination of cash and stock as determined solely by the Company. The value of the estimated additional consideration is between $600,000 and $3.4 million. The additional payment to the selling shareholder will be considered additional goodwill and will be amortized over the remaining two-year period. Any payments to employees will be expensed once estimable.

  On December 14, 1999, the Company issued 2,508,848 shares of common stock and 91,181 options to purchase all of the shares of Alive.com, Inc. common stock. The deemed fair value of the common stock and options issued in the acquisition was approximately $18.7 million. The Company also incurred acquisition costs and assumed net liabilities totaling $374,000, for a total purchase price of approximately $19.0 million.

                          LOUDEYE TECHNOLOGIES, INC.

                               December 31, 2000

Substantially all of the purchase price was allocated to goodwill, work force in-place and acquired technology, all of which are being amortized on a straight-line basis over estimated useful lives of three years.

  In connection with the acquisition, net assets purchased and liabilities assumed were as follows:

     (In thousands)
     Assets........................................................... $   518
     Liabilities......................................................    (818)
                                                                       -------
                                                                       $  (300)
                                                                       =======

  The following table presents the purchase price and excess purchase price associated with the acquisition of Alive.com.

     (In thousands)
     Equity issued.................................................... $18,664
     Liabilities assumed and transaction costs........................     390
                                                                       -------
     Excess purchase price............................................ $19,054
                                                                       =======

  The following table presents the unaudited pro forma results assuming that the Company had acquired Alive.com, Inc. at the beginning of fiscal year 1998. This information may not necessarily be indicative of the future combined results of the operations of the Company.

                                                                Year ended
                                                               December 31,
                                                             -----------------
                                                               1999     1998
     (In thousands)                                          --------  -------
     Total revenues......................................... $  2,718  $   286
     Net loss to common shareholders........................ $(35,836) $(8,962)
     Basic and diluted net loss per share................... $  (4.58) $ (1.37)

  In addition to the intangibles resulting from acquisitions, the Company has previously recognized intangible assets related to discounts on stock and the fair value of warrants issued to certain strategic partners. Each of these intangibles and other assets are being amortized over one to three years. The following table sets forth information related to the Company's intangibles and other assets at December 31, 2000:

                                                                          Net
                                                    Gross  Accumulated   Book
                                                    Asset  Amortization  Value
                                                   ------- ------------ -------
                                                          (In thousands)
     Goodwill--acquisition of Alive.com........... $14,424   $(5,013)   $ 9,411
     Other identified intangibles--Alive.com......   4,630    (1,637)     2,993
     Other identified intangibles--VidiPax........   2,666      (481)     2,185
     Acquisition goodwill--VidiPax................     457       (83)       374
     Capitalized software development costs.......   1,304      (119)     1,185
     Partner acquisition costs--warrants..........   1,146      (375)       771
     Other long-term assets.......................     561       (61)       500
                                                   -------   -------    -------
                                                   $25,188   $(7,769)   $17,419
                                                   =======   =======    =======

9. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

 Long-term Debt

  The Company has an equipment line of credit for up to $1.0 million secured by the Company's property and equipment. Advances under the equipment line are payable over 36 equal monthly installments that

                          LOUDEYE TECHNOLOGIES, INC.

                               December 31, 2000

commenced on August 30, 1999. The equipment line bears interest at the bank's prime rate (9.50% at December 31, 2000) and had an outstanding balance of approximately $528,000 as of December 31, 2000.

  The Company also has a credit facility that provides for advances up to $2.6 million for the purchase of capital equipment. Advances under the equipment loan are payable in 36 equal monthly installments from inception date and are secured by assets financed under the agreement. As of December 31, 2000, approximately $1.7 million was outstanding under the equipment facility. The notes payable bear interest at rates ranging from 8.57% to 9.65%, with various maturity dates through February 2003. A fee equal to 15% of the principal balance is due with the final payment of each advance. That additional fee is accrued on a monthly basis and is included in accrued liabilities and interest expense over the term of the loan.

  In June 2000, the Company amended the credit facility to provide for a term loan of up to $10.0 million for the purchase of capital equipment, in addition to providing revolving borrowings aggregating up to $2.0 million. The $10.0 million equipment facility bears interest payable monthly during each draw period at the bank's prime rates plus 0.75% (10.25% at December 31, 2000), followed by 36 equal monthly payments of principal plus interest payable through May 2004. Advances under this facility are secured by assets financed under the agreement. At December 31, 2000, $9.6 million was outstanding under the equipment credit facility. The $2.0 million credit line bears interest at the bank's prime rate (9.50% at December 31, 2000), with principal and interest due at maturity in one year. There were no borrowings outstanding under the credit line at December 31, 2000 although subsequent to year-end it was used to back-up a stand-by letter of credit.

  The Company's long-term debt requires that the Company maintain various financial ratios on a quarterly basis. These financing arrangements place restrictions on the amount of cash dividends that the Company may pay to its stockholders. In the opinion of management, the Company is in compliance with all necessary financial requirements at December 31, 2000.

  Maturities of long-term debt are as follows as of December 31, 2000:

                                                                  (In thousands)
                                                                  --------------
     2001........................................................    $ 4,425
     2002........................................................      4,234
     2003........................................................      3,015
     2004........................................................         75
                                                                     -------
       Total.....................................................    $11,749
                                                                     =======

 Operating Leases

  The Company leases its facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through May 2005 and generally provide that the Company pay taxes, insurance, maintenance and other operating costs related to the leased assets. Future minimum lease payments under operating leases as of December 31, 2000 are as follows:

                                                                  (In thousands)
                                                                  --------------
     2001........................................................    $ 2,413
     2002........................................................      2,510
     2003........................................................      2,495
     2004........................................................      2,162
     2005........................................................        662
                                                                     -------
       Total minimum lease payments..............................    $10,242
                                                                     =======

  Rent expense under operating leases totaled approximately $1.8 million, $267,000 and $61,000 during 2000, 1999, and 1998 respectively

                          LOUDEYE TECHNOLOGIES, INC.

                               December 31, 2000


 Services Agreement

  The Company has entered into an agreement with a strategic partner that commits the Company to use or resell $625,000 in services during the first seven months of 2001. Any shortfall between the amounts used or resold by the Company and the commitment amounts must be paid in cash by the Company.

 Legal Proceedings

  The Company is subject to legal proceedings and claims that arise in the ordinary course of business. As of December 31, 2000, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company's financial condition, results of operations or liquidity.

10. INCOME TAXES

  Before March 26, 1998, the Company was taxed as an LLC, which provided that, in lieu of corporate income taxes, the members of the LLC were taxed on their proportionate shares of the Company's taxable income. After March 26, 1998, when the Company converted to a C corporation, income taxes were accounted for under the liability method.

  The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and tax carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.

  At December 31, 2000, the Company had net operating loss carryforwards of approximately $34.7 million related to Federal and state jurisdictions. Utilization of net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. These carryforwards will begin to expire in 2018.

  The Company did not provide any current or deferred Federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception, and has provided full valuation allowances on deferred tax assets because of uncertainty regarding their realizability. The valuation allowance increased by $11.2 million and $3.7 million in 2000 and 1999, respectively. Deferred taxes consist primarily of net operating loss carryforwards and timing differences for customer deposits, allowances, stock-compensation expense and the difference between book and tax depreciation.

  The difference between the statutory tax rate of 35% (34% federal and 1% state, net of federal benefits) and the tax benefit of zero recorded by the Company is primarily due to the Company's full valuation allowance against its net deferred tax assets.

  The components of the deferred tax assets and liabilities were as follows:

                                                            December 31,
                                                       ------------------------
                                                         2000     1999    1998
                                                       --------  -------  -----
                                                           (In thousands)
     Deferred tax assets:
       Net operating loss carryforwards............... $ 11,784  $ 3,724  $ 412
       Other..........................................    3,562      439     97
                                                       --------  -------  -----
         Total net deferred tax assets................   15,346    4,163    509
     Valuation allowance..............................  (15,346)  (4,163)  (509)
                                                       --------  -------  -----
         Total........................................ $    --   $   --   $ --
                                                       ========  =======  =====

                          LOUDEYE TECHNOLOGIES, INC.

                               December 31, 2000


11. STOCKHOLDERS' EQUITY

  The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of undesignated preferred stock, $0.001 par value.

 Common Stock

  The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available for that purpose. To date the Company has not declared any dividends on its common stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock.

 Preferred Stock

  The board of directors has the authority, without action by the stockholders, to designate and issue up to 5,000,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of the common stock. The Company has no present plans to issue any shares of preferred stock.

 Beneficial Conversion Feature

  In December 1999, the Company issued 7,510,989 shares of Series D convertible preferred stock at a purchase price of $6.37 per share. Such shares are convertible into shares of common stock on a one-for-one basis. The deemed fair value of the common stock was based on the low-point of the anticipated filing range for the initial public offering. Consequently, the transaction resulted in a beneficial conversion feature of $14,120,659. The beneficial conversion feature has been reflected as a preferred stock dividend for the year ended December 31, 1999 in the accompanying financial statements.

 Shares Reserved for Future Issuance

  The following shares of common stock have been reserved for future issuance as of December 31, 2000:

       Employee stock option plans.................................... 7,579,582
       2000 Director stock option plan................................   250,000
       2000 Employee stock purchase plan..............................    24,754
       Outstanding common stock warrants..............................   140,000
                                                                       ---------
                                                                       7,994,336
                                                                       =========

12. STOCK OWNERSHIP PLANS

 1998 Stock Option Plan

  Under the Company's 1998 Stock Option Plan, the board of directors and any of its committees may grant to employees, consultants and directors options to purchase the Company's common stock at terms and prices determined by the board of directors. Incentive stock options may be granted to employees at a price set by the

                          LOUDEYE TECHNOLOGIES, INC.

                               December 31, 2000

plan administrator. Options under this plan may generally be exercised after six months of employment, and within 10 years of the date of grant, whether or not fully vested, or within three months of termination of employment, and typically vest over 4.5 years. Unvested shares issued are subject to repurchase upon termination of service at the original exercise price. The Plan provides for the issuance of options to purchase up to 4,660,000 shares of the Company's stock. The Company accounts for the Plan under APB 25.

 2000 Stock Option Plan

  In December 1999 the board of directors approved the creation of the 2000 Stock Option Plan. This plan provides for the grant of incentive stock options to employees, including employee directors, and of nonstatutory stock options to employees, directors and consultants. The 2000 plan provides for the issuance of options to purchase up to 2,500,000 shares of the Company's common stock, plus an automatic annual increase on the first day of each of the fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 equal to the lesser of 5% of our outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as our Board determines. Options granted prior to the March 2000 initial public offering may be exercised whether or not fully vested. Unvested shares issued are subject to repurchase upon termination of service at the original exercise price.

 2000 Directors Stock Option Plan

  In December 1999 the board of directors approved the creation of the 2000 Directors' Stock Option Plan. Under the plan 250,000 shares of common stock has been reserved for issuance. This plan provides for the grant of nonstatutory stock options to the Company's nonemployee directors.

 2000 Employee Stock Option Plan

  In November 2000 the board of directors approved the creation of the 2000 Employee Stock Option Plan. Under the plan 800,000 shares of common stock were reserved for issuance. This plan provides for the grant of nonstatutory stock options to Company employees and consultants.

 2000 Employee Stock Purchase Plan

  In December 1999, the board of directors approved the creation of the 2000 Employee Stock Purchase Plan (ESPP). A total of 200,000 shares of common stock have been reserved for issuance under the ESPP, 175,246 shares of which have been issued as of December 31, 2000. The number of shares reserved for issuance under the ESPP will be subject to an automatic annual increase on the first day of each of the fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 equal to the lesser of 0.75% of the Company's outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as the board of directors determines.

 401(k) Plan

  We have a 401(k) plan covering our full-time employees over age twenty-one. Employees are eligible after three months employment. Under the 401(k) plan, employees may elect to reduce their current compensation by up to 20% up to the statutorily prescribed annual limit ($10,500 in 2000) and to have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan permits, but does not require, Company matching contributions to our 401(k) plan on behalf of all participants in the 401(k) plan. To date, we have not made any matching contributions to the 401(k) plan.

                          LOUDEYE TECHNOLOGIES, INC.

                               December 31, 2000


 Alive Stock Option Plan

  As part of the terms of the acquisition of Alive.com, Alive.com's stock option plan (Alive Plan) was assumed by the Company. Options to purchase 12,642 shares are currently outstanding. Options issued under this plan typically vest over a four-year period, expire five years from the date of grant, and generally expire ninety days after termination of employment or services. Stock options are immediately exercisable as of the vesting commencement date, however, unvested shares issued are subject to repurchase upon termination of service at the individual's exercise price. No further options will be issued under the Alive Plan.

  The Company has adopted the disclosure-only provisions of SFAS 123. Had compensation expense been recognized on stock options issuance based on the fair value of the options at the date of grant and recognized over the vesting period, the Company's net loss would have been increased to the pro forma amounts indicated below.

                                                         December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
     Net loss to common shareholders:
       As reported................................ $(39,524) $(25,023) $(1,650)
       Pro forma..................................  (44,672)  (25,396)  (1,651)
     Basic and diluted net loss per share:
       As reported................................ $  (1.33) $  (4.62) $ (0.41)
       Pro forma.................................. $  (1.50) $  (4.69) $ (0.41)

  To determine compensation expense under SFAS 123, the Company used the following assumptions:

  .  Risk-free interest rates of 5.0% to 5.71%

  .  Expected lives of 5 years

  .  Expected dividend yields of 0%

  .  Expected volatility of 0% to 75%

  Option activity under the plans was as follows:

                                                              Weighted  Weighted
                                                              Average   Average
                                                             Grant Date Exercise
                                                   Number    Fair Value  Price
                                                 ----------  ---------- --------
     Outstanding, January 1, 1998
       Granted..................................  1,420,500    $0.01     $0.07
       Cancelled................................   (125,000)
                                                 ----------
     Outstanding, December 31, 1998.............  1,295,500
       Granted..................................  4,387,431     2.15
       Exercised................................   (879,409)              0.22
       Cancelled................................   (580,313)
                                                 ----------
     Outstanding, December 31, 1999.............  4,223,209               0.97
       Granted equal to market value............  4,127,847     5.46      7.28
       Granted less than market value...........    140,000     6.60      7.03
       Exercised................................ (1,031,869)              0.32
       Cancelled................................ (1,856,164)              4.79
                                                 ----------
     Outstanding, December 31, 2000.............  5,603,023               4.64
                                                 ==========

                          LOUDEYE TECHNOLOGIES, INC.

                               December 31, 2000


  The following information is provided for options outstanding and exercisable at December 31, 2000:

                              Outstanding                    Exercisable
                    -----------------------------------  ---------------------
                                            Weighted
                                Weighted     Average                 Weighted
                                Average     Remaining                Average
                                Exercise   Contractual               Exercise
       Range         Number      Price        Life        Number      Price
       -----        ---------   --------   -----------   ---------   --------
   $ 0.06--$ 0.40   1,127,567    $0.32        8.52       1,127,567    $ 0.32
   $ 0.51--$ 2.54     581,963     1.03        8.92         556,463      1.02
   $ 3.00--$ 3.00   1,717,048     3.00        9.89         885,000      3.00
   $ 3.03--$ 8.88     832,450     5.22        9.46         101,348      6.00
   $ 9.00--$12.25     990,945     9.72        9.28         110,777      9.00
   $12.94--$19.75     353,050    16.69        9.43          82,548     16.40
                    ---------                            ---------
                    5,603,023                            2,863,703
                    =========                            =========

  The options outstanding at December 31, 2000 have a weighted average remaining contractual life of approximately 9.3 years.

  Included in the exercised options outstanding are 267,748 shares subject to repurchase under provisions of the stock option plans at a weighted average exercise price of $0.33.

13. STOCK-BASED COMPENSATION

  The Company records deferred stock compensation for the difference between the exercise price of stock options granted and the deemed fair market value or the price of the Company's common shares as traded on the NASDAQ exchange at the date of grant. The deferred compensation is amortized over the vesting period of the related options, which is generally four and one-half years. Through December 31, 2000, $10.9 million had been recorded as deferred stock compensation.

  During the year ended December 31, 2000, the Company amortized $4.5 million of deferred stock compensation that is included in stock-based compensation expense in the accompanying statements of operations. Due to stock option cancellations, $1.8 million of deferred stock compensation was reversed and approximately $820,000 in previously amortized deferred stock compensation was recorded as a credit to stock-based compensation expense in the year ended December 31, 2000. The Company will record additional stock-based compensation charges totaling $3.4 million in future periods related to options granted to-date. As a result, the amortization of stock-based compensation associated with certain options granted prior to December 31, 2000 will impact our reported results of operations through 2004.

  Prior to 2000, the Company had granted approximately 220,000 options to consultants that vested on terms similar to options granted to employees. Accordingly, these options were marked to fair market value using the Black-Scholes option pricing model until fully vested. In the seven months ended July 31, 2000, $1.1 million was recognized in stock-based compensation expense related to these options. Effective August 1, the Company ended these consulting relationships, resulting in the immediate vesting of approximately 17,000 shares and the cancellation of the remaining 80,000 outstanding options. The impact of the termination of these consultant options was recorded as a charge to stock-based compensation expense of approximately $230,000. As of December 31, 2000, no options remain outstanding which require fair value accounting.

  In the fourth quarter of 2000, the Company accelerated the vesting of approximately 660,000 options that resulted in a charge of approximately $400,000 to stock-based compensation. Additionally, in the fourth quarter

                          LOUDEYE TECHNOLOGIES, INC.

                               December 31, 2000

of 2000, the Company allowed employees to sell back to the Company shares related to previously exercised unvested options at the same price at which they were originally exercised. This opportunity was made available to all employees. The 171,000 shares related to previously exercised and unvested options were then retired without replacement of the original option. The Company accounted for these transactions under APB 25 and FIN44 as those pronouncements pertain to immature shares, and accordingly the amounts paid were recognized as compensation expense.

  The Company records stock-based compensation charges as a separate component of operating expenses. That amount represents the consulting expenses, amortization of stock options granted below fair market value, the charges for acceleration of options and amounts paid under rescission. These amounts can be allocated to the other expense categories in the accompanying statements of operations as follows:

                                                            Year Ended Dec. 31,
                                                            -------------------
                                                              2000      1999
                                                            --------- ---------
                                                              (In thousands)
     Production (cost of revenues)......................... $     456 $     202
     Research and development..............................       283       126
     Sales and marketing...................................       749       333
     General and administrative............................     3,921       893
                                                            --------- ---------
                                                            $   5,409 $   1,554
                                                            ========= =========

14. RELATED PARTY TRANSACTIONS

  On September 1, 1998, the Company entered into a five-year lease agreement with the Company's Chairman of the Board and largest stockholder. The monthly rental payments are approximately $10,000 per month. Total payments were approximately $120,000, $120,000 and $40,000 during the years ended December 31, 2000, 1999 and 1998, respectively. The lease agreement provides for an early termination payment of $52,000.

  On June 14, 2000, the Company entered into a five-year lease agreement with a company whose president and sole shareholder is a vice president of the Company. The monthly rental payments are approximately $25,000 per month, with scheduled annual increases throughout the term of the lease. Total payments during the year ended December 31, 2000 were approximately $163,000.

15. SUBSEQUENT EVENTS

  In January 2001, the Company announced the signing of an agreement to purchase DiscoverMusic, a Seattle-based provider of music samples on the Internet. The total purchase price is expected to consist of 3,700,000 shares of common stock and cash of approximately $4.0 million, net of acquired cash. The purchase of DiscoverMusic is expected to close in the first quarter of 2001.

                          LOUDEYE TECHNOLOGIES, INC.

                               December 31, 2000


16. UNAUDITED QUARTERLY INFORMATION

  The following table sets forth certain unaudited quarterly statement of operations data for the eight quarters ended December 31, 2000. In the opinion of management, this information has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with our audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                  Three-Month Periods Ended
                          ---------------------------------------------------------------------------------
                          Dec. 31,   Sep. 30,  June 30,  March 31,  Dec. 31,  Sep. 30,  June 30,  March 31,
                            2000       2000      2000      2000       1999      1999      1999      1999
                          ---------  --------  --------  ---------  --------  --------  --------  ---------
                                           (In thousands, except per share amounts)
REVENUES................  $   3,918  $  3,418  $  2,552  $  1,649   $ 1,048   $   768   $   528    $   301
COST OF REVENUES........      3,775     3,396     3,047     2,170     1,163       790       530        387
OPERATING EXPENSES:
 Research and
  development...........      1,875     1,816     1,780     1,313       586       318       202        142
 Sales and marketing....      3,697     3,920     4,228     2,776     1,759       826       927        470
 General and
  administrative........      2,531     2,016     1,881     1,651     1,796       804       590        422
 Amortization of
  intangibles and other
  long-term assets......      2,113     2,051     1,826     1,703       302       --        --         --
 Stock-based
  compensation..........      1,007     1,035       228     3,139     1,350       196         8        --
                          ---------  --------  --------  --------   -------   -------   -------    -------
                             11,223    10,838     9,943    10,582     5,793     2,144     1,727      1,034
 Special Charges........        947       --        --        --        --        --        --         --
                          ---------  --------  --------  --------   -------   -------   -------    -------
OPERATING LOSS..........    (12,027)  (10,816)  (10,438)  (11,103)   (5,908)   (2,166)   (1,729)    (1,120)
OTHER INCOME (EXPENSE)--
 NET....................      1,359     1,361     1,559       581        42       --        (10)       (11)
                          ---------  --------  --------  --------   -------   -------   -------    -------
NET LOSS................  $ (10,668) $ (9,455) $ (8,879) $(10,522)  $(5,866)  $(2,166)  $(1,739)   $(1,131)
                          =========  ========  ========  ========   =======   =======   =======    =======
EARNINGS PER SHARE--
 BASIC AND DILUTED(1)...  $   (0.30) $  (0.27) $  (0.25) $  (0.84)  $ (1.02)  $ (0.41)  $ (0.33)   $ (0.21)
                          =========  ========  ========  ========   =======   =======   =======    =======
EARNINGS PER SHARE--
 PRO FORMA(1)...........  $   (0.30) $  (0.27) $  (0.25) $  (0.35)  $ (0.29)  $ (0.12)  $ (0.11)   $ (0.08)
                          =========  ========  ========  ========   =======   =======   =======    =======

--------
(1) Earnings per share is computed independently for each of the periods presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total amount for the year. See Note 5 for an explanation of the determination of the number of weighted average shares used to compute pro forma net loss per share amounts.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is contained in part in the sections captioned "Board of Directors-Nominees for Director," "Board of Directors -- Continuing Directors Not Standing for Election This Year," "Board of Directors -- Contractual Arrangements," "Executive Officers" and "Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for Loudeye's Annual Meeting of Shareholders scheduled to be held on May 17, 2001, and such information is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for Loudeye's Annual Meeting of Shareholders scheduled to be held on May 17, 2001.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the information contained in the sections captioned "Voting Securities and Principal Holders" of the Proxy Statement for Loudeye's Annual Meeting of Shareholders scheduled to be held on May 17, 2001.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to the information contained in the section captioned "Voting Securities and Principal Holders -- Certain Transactions" of the Proxy Statement for Loudeye's Annual Meeting of Shareholders scheduled to be held on May 17, 2001.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of Form 10-K

    1. Financial Statements:

      The following financial statements of Loudeye are submitted in a separate section pursuant to the requirements of Form 10-K, Part I,
    Item 8:

      Index to Consolidated Financial Statements

      Reports of Independent Accountants

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statements of Shareholders' Equity (Deficit)

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements

    2. Schedules Supporting Financial Statements:

      Report of Independent Public Accountants on Schedule

      Schedule II--Valuation and Qualifying Accounts

    3. Exhibits:

 Exhibit
 Number                               Description
 -------                              -----------
  2.1*   Agreement and Plan of Reorganization dated November 19, 1999 between
         Loudeye Technologies, Inc. and Alive.com, Inc.

  3.1*   Fifth Amended and Restated Certificate of Incorporation of Loudeye
         Technologies, Inc.

  3.2*   Form of Amended and Restated Certificate of Incorporation of Loudeye.

  3.4 Form of Amended and Restated Bylaws of Loudeye Technologies, Inc., dated November 21, 2000 (filed herewith).

  4.1*   Form of Loudeye Technologies, Inc. common stock certificate.

 10.1* Form of Indemnification Agreement between Loudeye Technologies and each of its officers and directors.

 10.2*   1998 Stock Option Plan, as amended.

 10.3*   Alive.com, Inc. 1998 Stock Option Plan.

 10.4*   2000 Stock Option Plan.

 10.5*   2000 Director Stock Option Plan.

 10.6*   2000 Employee Stock Purchase Plan.

 10.7*   Amended and Restated Investors' Rights Agreement dated December 14,
         1999 among Loudeye Technologies, Inc. and certain holders of our preferred stock.

 10.8*   Lease Agreement dated August 10, 1999 between Loudeye Technologies,
         Inc. and Times Square Building L.L.C. for offices at Times Square
         Building, 414 Olive Way, Suite 300, Seattle, Washington.

 10.9*   Lease Agreement dated September 1, 1998 between Loudeye Technologies,
         Inc. and Martin Tobias for offices at 3406 E. Union Street, Seattle,
         Washington.

 10.10*  Lease Agreement dated October 28,1999 between Loudeye Technologies,
         Inc. and Westlake Park Associates for offices at Centennial Building,
         1904 Fourth Avenue, Seattle, Washington.

  Exhibit
  Number                                Description
  -------                               -----------
 10.11*    Lease Agreement dated November 9, 1999 between Loudeye Technologies,
           Inc. and Downtown Entertainment Associates, LP for offices at 1424
           Second Street, Santa Monica, California.

 10.12*    Imperial Bank Starter Kit Loan and Security Agreement dated August
           4, 1998 between Loudeye Technologies, Inc. and Imperial Bank.

 10.13*    Loan and Security Agreement with Dominion Venture Finance L.L.C.
           dated June 15, 1999 between Loudeye Technologies, Inc. and Dominion
           Venture Finance L.C.C.

 10.14*    Offer Letter to David Bullis dated June 23, 1999.

 10.15*    Offer Letter to Douglas Schulze dated August 30, 1999.

 10.16*    Offer Letter to James Van Kerkhove dated November 5, 1999.

 10.17*    Offer Letter to David Weld dated December 2, 1999.

 10.18*    Services Agreement between Loudeye Technologies, Inc. and Akamai
           Technologies, Inc. dated as of February 15, 2000.

 10.19**   Amended and Restated Loan and Security Agreement between Imperial
           Bank and Loudeye Technologies, Inc. dated May 17, 2000.

 10.20**   Amended and Restated Services Agreement between Valley Media, Inc.
           and Loudeye Technologies, Inc. dated April 2000.

 10.21**   Stock Purchase Agreement dated as of June 14, 2000 by and among
           Loudeye Technologies, Inc., VidiPax, Inc. and James Lindner.

 10.22** First Amendment of Office Lease Agreement dated April 3, 2000 between Times Square Building L.L.C. and Loudeye Technologies, Inc.

 10.23**   Second Amendment of Office Lease Agreement dated May 1, 2000 between
           Times Square Building L.L.C. and Loudeye Technologies, Inc.

 10.24**   Lease Agreement dated June 14, 2000 between Brown Bear Realty
           Corporation and Loudeye Technologies, Inc.

 10.25+*** Volume Purchase Order dated July 19, 2000 by and between MusicBank and Loudeye Technologies, Inc.

 10.26 Offer Letter to Todd Hinders dated December 15, 2000 (filed herewith).

 10.27 Underlease Agreement and Agreement to Lease dated December 21, 2000 between WCRS Limited and Loudeye Technologies, Inc. (filed herewith).

 10.28     Severance Agreement and Mutual Release between Mike McHenry and
           Loudeye Technologies, Inc., dated July 17, 2000 (filed herewith).

 10.29+    Encoding Services and Compact Disc Purchase Agreement between XM
           Satellite Radio, Inc., and Loudeye Technologies, Inc., dated August
           25, 2000 (filed herewith).

 10.30+    First Addendum to Encoding Services and Compact Disc Purchase
           Agreement between XM Satellite Radio, Inc., and Loudeye
           Technologies, Inc., dated October 10, 2000 (filed herewith).

 10.31     2000 Employee Stock Option Plan (filed herewith).

 21.1      Subsidiaries of Company (filed herewith).

 23.1      Consent of Arthur Andersen (filed herewith).

 24.1      Powers of Attorney of Board of Directors (See Form 10K).

--------
+ Confidential treatment has been requested as to certain portions of this Exhibit.

* Incorporated by reference to Loudeye Technologies, Inc.'s registration statement on Form S-1 file number 333-93361.

** Incorporated by reference to Loudeye Technologies, Inc.'s Form 10-Q, for the period ending June 30, 2000.

*** Incorporated by reference to Loudeye Technologies, Inc.'s Form 10-Q, for the period ending September 30, 2000.

  (b) Reports on Form 8-K

    None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on February 27, 2001.

                                          Loudeye Technologies, Inc.

                                                   /s/ David C. Bullis
                                          By: _________________________________
                                                      David C. Bullis
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

  Each person whose signature appears below hereby constitutes and appoints David C. Bullis and Bradley A. Berg, and each of them severally, his true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his name and on his behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report on Form 10-K, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ David C. Bullis             Chief Executive Officer     February 26, 2001
______________________________________  (Principal Executive
           David C. Bullis              Officer) and Director

       /s/ Bradley A. Berg             Chief Financial Officer     February 26, 2001
______________________________________  (Principal Financial and
           Bradley A. Berg              Accounting Officer)

       /s/ Martin G. Tobias            Director                    February 26, 2001
______________________________________
           Martin G. Tobias

       /s/ Stuart J. Ellman            Director                    February 26, 2001
______________________________________
           Stuart J. Ellman

        /s/ Johan Liedgren             Director                    February 26, 2001
______________________________________
            Johan Liedgren

       /s/ Charles P. Waite            Director                    February 26, 2001
______________________________________
           Charles P. Waite

        /s/ Anthony J. Bay             Director                    February 26, 2001
______________________________________
            Anthony J. Bay

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

  We have audited in accordance with auditing standards, generally accepted in the United States, the financial statements of Loudeye Technologies, Inc. included in this Form 10-K and have issued our report thereon dated February 6, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Seattle, Washington
February 6, 2001

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                                  Balance at Charged to               Balance at
                                  Beginning  Costs and                  End of
                                  of Period   Expenses  Deductions(1)   Period
                                  ---------- ---------- ------------- ----------
Allowance for Doubtful Accounts
  Year Ended December 31, 1998...    --          20          --           20
  Year Ended December 31, 1999...     20        183          (16)        187
  Year Ended December 31, 2000...    187        662         (140)        709

--------
(1) Deductions represent writeoffs of specifically identified uncollectible accounts.