Form 10-Q
period 2001-03-31
LOUDEYE TECHNOLOGIES INC
filed 2001-05-15
CIK 1064648

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)
 [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

                                      or

 [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

            For the transition period from            to
                                           ----------    ----------

                         Commission File Number:0-29583

                           Loudeye Technologies, Inc.
             (Exact name of registrant as specified in its charter)


              Delaware                              91-1908833
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

      Times Square Building 414 Olive Way, Suite 500, Seattle, WA   98101
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

Yes [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common                             41,454,270
------                      ---------------------------
(Class)                     (Outstanding at May 1, 2001)

                          Loudeye Technologies, Inc.

                          Form 10-Q Quarterly Report
                     For the Quarter Ended March 31, 2001


                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I.   Financial Information
Item 1    Financial Statements.....................................................................    1

          Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.........    1

          Condensed Consolidated Statements of Operations for the three months ended March 31,
          2001 and 2000............................................................................    2

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
          2001 and 2000............................................................................    3

          Notes to Unaudited Condensed Consolidated Financial Statements...........................    4

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations....   14

Item 3    Quantitative and Qualitative Disclosures About Market Risk...............................   40

PART II.  Other Information
Item 1    Legal Proceedings........................................................................   41
Item 2    Changes in Securities and Use of Proceeds................................................   41
Item 3    Defaults Upon Senior Securities..........................................................   42
Item 4    Submission of Matters to a Vote of Security Holders......................................   42
Item 5    Other Information........................................................................   42
Item 6    Exhibits and Reports on Form 8-K.........................................................   43

SIGNATURES.........................................................................................   45

                        PART I - FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

                          LOUDEYE TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands except share and per share amounts)

                                                                               March 31,             December 31,
                                                                                 2001                   2000
                                                                               ---------             ------------
                                                                              (Unaudited)
ASSETS
------

Current assets:
  Cash and cash equivalents                                                     $ 46,210               $ 51,689
  Short-term investments                                                          36,844                 43,300
  Accounts receivable, net of allowance of $750 and $709, respectively             1,860                  3,241
  Prepaid and other current assets                                                 1,633                  1,072
                                                                                --------               --------
    Total current assets                                                          86,547                 99,302

  Property and equipment, net                                                     14,559                 15,955
  Assets held for sale, net                                                          591                     -
  Goodwill, net                                                                      337                  9,785
  Intangibles and other long-term assets, net                                     15,061                  7,634
                                                                                --------               --------
    Total assets                                                                $117,095               $132,676
                                                                                ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                                              $  1,383               $  1,137
  Accrued compensation and benefits                                                1,707                  1,554
  Other accrued expenses                                                           4,248                  1,368
  Deposits and deferred revenues                                                     320                    800
  Current portion of long-term debt and capital lease obligations                  5,164                  4,425
                                                                                --------               --------
    Total current liabilities                                                     12,822                  9,284

Long-term debt and capital lease obligations, net of current portion               6,642                  7,324
                                                                                --------               --------
    Total liabilities                                                             19,464                 16,608
                                                                                --------               --------

Stockholders' equity (deficit):
  Common stock, additional paid-in capital and warrants, $0.001 par value, 100,000,000 shares authorized; 41,286,329
   and 37,072,442 issued and outstanding                                         192,599                185,609
  Deferred stock compensation                                                     (2,616)                (3,387)
  Accumulated deficit                                                            (92,352)               (66,154)
                                                                                --------               --------
    Total stockholders' equity                                                    97,631                116,068
                                                                                --------               --------

    Total liabilities and stockholders' equity                                  $117,095               $132,676
                                                                                ========               ========

   The accompanying notes are an integral part of these financial statements

                          LOUDEYE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (in thousands except share and per share amounts)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                 --------------------------------------------
                                                                                       2001                       2000
                                                                                 -----------------          -----------------
Revenues:
  Digital media services                                                           $     1,615               $     1,551
  Digital media applications and other                                                     314                        98
                                                                                 -----------------          -----------------
    Total revenues                                                                       1,929                     1,649

Cost of revenues: (excluding stock-based compensation expense of $21 in 2001 and $253 in 2000 shown below)
  Digital media services                                                                 3,081                     2,134
  Digital media applications and other                                                     190                        36
                                                                                 -----------------          -----------------
    Total cost of revenues                                                               3,271                     2,170

    Gross margin                                                                        (1,342)                     (521)

Operating expenses:
  Research and development (excluding stock-based compensation expense
   of $13 in 2001 and $157 in 2000 shown below)                                          2,670                     1,313
  Sales and marketing (excluding stock-based compensation expense of $34
   in 2001 and $416 in 2000 shown below)                                                 2,612                     2,776
  General and administrative (excluding stock-based compensation expense of
   $825 in 2001 and $2,313 in 2000 shown below)                                          2,750                     1,651
  Amortization of intangibles and other assets                                           2,228                     1,703
  Stock-based compensation                                                                 893                     3,139
                                                                                 -----------------          -----------------
    Total operating expenses                                                            11,153                    10,582

Special charges                                                                         14,623                         -
                                                                                 -----------------          -----------------
Operating loss                                                                         (27,118)                  (11,103)

Interest income                                                                          1,262                       691
Interest expense                                                                          (342)                     (110)
                                                                                 -----------------          -----------------
    Total other income                                                                     920                       581
                                                                                 -----------------          -----------------
Net loss                                                                           $   (26,198)              $   (10,522)
                                                                                 =================          =================

Basic and diluted net loss per share                                               $     (0.68)              $     (0.84)
                                                                                 =================          =================

Weighted average shares outstanding used to compute
 basic and diluted net loss per share                                               38,283,453                12,452,312
                                                                                 =================          =================

Basic and diluted pro forma net loss per share                                     $     (0.68)              $     (0.35)
                                                                                 =================          =================

Weighted average shares outstanding used to compute
 basic and diluted pro forma net loss per share                                     38,283,453                29,770,973
                                                                                 =================          =================

        The accompanying notes are an integral part of these statements.

                           LOUDEYE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               (in thousands except share and per share amounts)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                      --------------------------------
                                                                                         2001                  2000
                                                                                      ----------            ----------
Cash flows from operating activities:
  Net loss                                                                             $(26,198)             $(10,522)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                         4,191                 2,351
    Special charges and other                                                            13,630                    25
    Stock-based compensation                                                                893                 3,139
  Changes in operating assets and liabilities, net
   of amounts acquired in purchase of business
    Accounts receivable                                                                   2,110                   185
    Prepaid expenses and other assets                                                      (379)                 (411)
    Accounts payable                                                                        181                (3,459)
    Accrued compensation, benefits and other expenses                                     1,344                 1,858
    Deposits and deferred revenue                                                          (480)                  895
                                                                                   ---------------          ------------
      Net cash used in operating activities                                              (4,708)               (5,939)

Cash flows from investing activities:
  Purchases of property and equipment                                                    (2,060)               (6,810)
  Cash paid for acquisition of business and technology, net                              (4,219)                    -
  Sales (purchases) of short-term investments, net                                        6,605                (3,529)
                                                                                   ---------------          ------------
      Net cash provided by (used in) investing activities                                   326               (10,339)

Cash flows from financing activities:
  Proceeds from sale of stock and exercise of stock options, net                             28                 70,891
  Proceeds from long-term debt and capital lease obligations                                131                    361
  Principal payments on long-term debt and capital lease obligations                     (1,256)                  (293)
                                                                                   ---------------          ------------
      Net cash (used in) provided by financing activities                                (1,097)                70,959
                                                                                   ---------------          ------------

      Net (decrease) increase in cash and cash equivalents                               (5,479)                54,681

Cash and cash equivalents, beginning of period                                           51,689                 49,273
                                                                                   ---------------          ------------
Cash and cash equivalents, end of period                                               $ 46,210               $103,954
                                                                                   ===============          ============

Supplemental disclosure of cash flow information:
Cash paid for interest                                                                 $    275               $    105
Issuance of common stock for acquisition of business and technology                       6,750                      -
Issuance of common stock and common stock warrants to strategic partners                     50                      -

       The accompanying notes are an integral part of these statements.

                          LOUDEYE TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                  (UNAUDITED)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Unaudited Interim Financial Data

     The interim condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2001. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the quarters ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full years.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of demand deposits and money market accounts maintained with financial institutions and certain other investment grade instruments. Recorded amounts approximate fair value. The Company considers all cash deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Short-term Investments

     The Company has invested amounts in investment-grade government obligations, institutional money market funds and other obligations with FDIC insured U.S. banks. Concentration is limited to 10% in any one instrument or issuer. The Company's primary focus is to preserve capital and earn a market rate of return on its investments. The Company does not speculate or invest in publicly traded equity securities and, therefore, does not believe that its capital is subject to significant market risk. The average portfolio maturity must remain under one year in duration.

     Additionally, the Company has established irrevocable standby letters of credit totaling approximately $3.0 million. Approximately $1.4 million of short-term investments are utilized as collateral for certain of the letters of credit.

  Long-Lived Assets

     The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. As described in Note 4, the Company recorded impairment charges of $13.6 million and $637,000 in the quarters ended March 31, 2001 and December 31, 2000, respectively.

     The Company will continue to evaluate the recoverability of its long-lived assets in accordance with the above policy, however, other than the expected future charges described in Note 4, no additional impairments are anticipated.

  Software Development Costs

     The Company capitalizes internal costs of developing software products upon determination that technological feasibility has been established for the product, if that product is to be sold, leased, or otherwise marketed. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the product is available for general release to customers, capitalization is ceased, and such previously capitalized costs are amortized on a product-by-product basis computed as the greater of (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues or (b) the straight-line amortization over the remaining estimated economic useful life of the product. The amortization is recorded as a component of digital media applications cost of revenues.

     Software developed for internal use is capitalized once the preliminary project stage has been completed and management has committed to funding the continuation of the development project. Capitalization is ceased when the software project is substantially complete and ready for its intended use.

     To date, $1.3 million in software development costs had been capitalized, of which approximately $225,000 had been amortized. Additionally, as described in Note 4, the Company recognized an impairment charge of approximately $800,000 in the quarter ended March 31, 2001, related to previously capitalized software development costs. The remaining amounts are considered realizable and are included in other long-term assets.

  Reclassifications

     Certain information reported in previous periods has been reclassified to conform to the current period presentation.

3.  REVENUE RECOGNITION

     The Company generates revenues primarily from two sources: (1) digital media services and (2) licensing and selling digital media applications.

  DIGITAL MEDIA SERVICES

     Encoding Services consist of encoding services to convert audio, and to a lesser extent video, content into Internet media formats. Sales of digital media services are generally under nonrefundable time and materials or per unit contracts. Under these contracts, the Company recognizes revenues as services are rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

     Media Restoration and Migration Services consist of services to restore and upgrade old or damaged archives of traditional media. The Company recognizes revenues as services are rendered.

     Consulting Services consist of services provided by our consulting services group to enable customers to utilize streaming media within their intranets, websites and Internet applications. Consulting services are provided under short-term contracts that are generally time and materials based. Consulting services revenue generated by time and materials contracts are recognized as the services are provided if there are no contingencies.

  DIGITAL MEDIA APPLICATIONS AND OTHER

     Digital Media Applications and other revenues are generated from our music samples service business and in the prior year from licensing and selling of software and through application service provider arrangements. Our revenue recognition policies are in accordance with Statement of Position (SOP 97-2), Software Revenue Recognition as amended by SOP 98-9. Under SOP 97-2, in general, license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. The Company records deferred revenue for software arrangements when billings have been made or cash has been received from the customer and the arrangement does not qualify for revenue recognition under the Company's revenue recognition policy.

     The Company sells digital media applications in application service provider arrangements. The Company is required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer, billings are made based upon minutes of content streamed, and revenue is recognized as the services are delivered.

4.  SPECIAL CHARGES

     In January 2001, the Company announced a cost-savings initiative which resulted in a $947,000 special charge being incurred in 2000, and a related charge of $700,000 in the first quarter of 2001 for severance payments to employees terminated during that quarter.

     Consistent with the continuing market trends, the Company has experienced decreasing demand for our video services. Accordingly, in December 2000 our board of directors approved a plan to close our Santa Monica facility and reduce video production capacity in Seattle, which resulted in an impairment in the value of our video encoding equipment as well as existing tenant improvements at our Santa Monica facility which was closed in the first quarter of 2001. Management decided in the first quarter of 2001 to focus primarily upon audio or music related sources of revenues as that area currently appears to be more fully developed. As a result of this decision, the Company will no longer provide and support certain products, and therefore, certain related assets became impaired. In accordance with our accounting policy for long-lived assets, we adjusted certain property, equipment and intangibles to estimated fair market value as of March 31, 2001. The components of the impairment charge in the quarter ended March 31, 2001 are as follows:

     (In Millions)
     -------------
     Intangible and other asset impairments     $11.3
     Property and equipment impairments           1.5
     Software impairments                         0.8
     Severance costs                              0.7
     Other                                        0.3
                                                -----
                                                $14.6
                                                =====

     The Company determined that due to the acquisition of an archival platform for music samples acquired from DiscoverMusic.com ("DiscoverMusic"), the previously capitalized software costs associated with Loudeye's separately developed music samples platform were redundant and not recoverable. Accordingly, since the code base developed by Loudeye will not be sold or otherwise used, it was determined to have no further value and the remaining unamortized cost, approximately $600,000, was adjusted to zero.

     The Company also decided to cease supporting its Media Syndicator and Alive.com technology platforms in conjunction with the overall efforts to focus on the music related business opportunities. Additionally, the goodwill previously recognized associated with the Alive.com acquisition became impaired as a result of the refocused business. Accordingly, the Company determined that an impairment analysis was necessary for these assets. As each of these assets had no determinable cash flows associated with them, they were deemed fully impaired and remaining unamortized balances totaling

$10.9 million, were adjusted to zero. This write-off is included in the Special Charge line item on the statements of operations.

     The Company's decision to focus on audio business, the termination of most of its video production personnel and the continued decline in demand for its video offerings led to a further review of its video assets. The Company performed a review of the current market prices for similar used equipment and adjusted the remaining value of its video assets down to the estimated net realizable value. The Company has placed certain of these assets for sale and accordingly has ceased depreciation until such time as they are disposed of.

     As of December 31, 2000, approximately $300,000 was included in accrued expenses related to the first phase of the restructuring efforts, of which, approximately $200,000 was paid in the first quarter of 2001. As of March 31, 2001, approximately $300,000 was included within accrued expenses related to the restructuring process.

     In April 2001, we announced a continuation of the restructuring efforts necessary to fully integrate the DiscoverMusic acquisition and OnAir asset purchase, and remove redundant positions and facilities. We expect to incur additional cash charges of approximately $2.0 million in the second quarter of 2001, primarily for severance related costs. Other cash and noncash charges related to facility closures and disposal of equipment are expected to continue in the second quarter of 2001, resulting in further charges of approximately $1.0 million in that period.

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

     At March 31, 2001, the Company had 218,818 stock options that had been exercised but which were subject to repurchase at a weighted average exercise price of $0.34 per share. Accordingly, the impact of these unvested but exercised options has been removed from the calculation of weighted average shares outstanding for purposes of determining net loss per share.

     As part of the terms of the acquisition of Alive.com on December 14, 1999, 49,604 Loudeye shares originally issued by Alive.com under the terms of a stock purchase agreement with Allaire Corporation were subject to repurchase at a weighted average exercise price of $0.20 within 90 days of the termination date of the licensing and stock purchase agreement assumed by Loudeye. Accordingly, the impact of these shares has been removed from the calculation of weighted average shares outstanding for purposes of determining net loss per share. The shares purchased by Allaire under the original arrangement with Alive.com will become fully vested and no longer subject to repurchase in the third quarter of 2001.

     The following table presents a reconciliation of shares used to calculate basic and diluted net loss per share:

                                                   For the Three Months Ended               For the Three Months Ended
                                                         March 31, 2001                           March 31, 2000
                                                   Actual            Pro Forma              Actual            Pro Forma
                                               ---------------    ---------------       ---------------    ---------------
Weighted average shares outstanding                38,568,478         38,568,478            13,911,827         31,230,488
Weighting of shares subject to
 repurchase                                          (285,025)          (285,025)           (1,459,515)        (1,459,515)
                                               ---------------    ---------------       ---------------    ---------------
Weighted average shares used to
 calculate basic and diluted net loss
 per share                                         38,283,453         38,283,453            12,452,312         29,770,973
                                               ===============    ===============       ===============    ===============

6.  CONCENTRATION OF RISK AND SEGMENT DISCLOSURES

     Financial instruments that potentially subject the Company to concentrations of market risk consist of cash and cash equivalents, short-term investments, and long-term obligations. Fair values of cash and cash equivalents and short-term investments approximate cost due to the short period of time to maturity. The fair values of financial instruments that are short-term or that have little or no market risk are considered to have a fair value equal to book value. The Company maintains cash and cash equivalents on deposit at various institutions that at times exceed the insured limits by the Federal Deposit Insurance Corporation. This exposes the Company to potential risk of loss in the event the institutions become insolvent.

     The Company is exposed to credit risk since it extends credit to its customers. The Company performs initial and ongoing evaluations of its customers' financial positions, and generally extends credit on open account, requiring collateral as deemed necessary.

     During the quarters ended March 2001 and 2000, the Company had sales to certain significant customers, as a percentage of revenues, as follows:

                          2001         2000
                          ----         ----
     Customer A             -           29%
     Customer B             -           12%
     Customer C             -           10%
     Customer D            25%           -
     Customer E            15%           -
                           --           --
                           40%          51%
                           ==           ==

     The Company operates in one business segment, digital media services and applications, for which the Company receives revenues from its customers. The Company's Chief Operating Decision Maker is considered to be the Company's Executive Team (CET) which is comprised of the Company's Chief Executive Officer, Chief Financial Officer, and its Senior Vice Presidents. The CET reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services for purposes of making decisions and assessing financial performance. The Company does not have any operating units which exceed the threshold required for separate disclosure and therefore, the Company does not have operating segments required to be separately disclosed by SFAS 131, "Disclosure About Segments of an Enterprise and Related Information".

7.  ACQUISITIONS, GOODWILL, INTANGIBLES AND OTHER LONG-TERM ASSETS

     Generally, the Company's goodwill, intangibles and other assets have resulted from purchase acquisitions, equity transactions or the capitalization of software development costs. The acquisition described below was accounted for under the purchase method of accounting.

     In March 2001, the Company purchased DiscoverMusic, a Seattle company which is the largest provider of music samples on the Internet. The Company paid $4.0 million in cash, net of DiscoverMusic's cash, and issued 3,677,013 shares of common stock valued at $6.1 million for cash and stock consideration of $10.7 million. As part of the purchase price, the Company placed $1.0 million in cash into an escrow account to pay for certain legal exposures assumed. If these amounts are not paid for litigation expenses, they will be remitted to the former shareholders. The total purchase price, including costs of the acquisition and liabilities assumed, of $16.3 million was allocated as follows:

(In Millions)
-------------
Assets acquired                                                  $ 5.2
Property and equipment                                             1.1
Customer list                                                      7.9
Digital samples archive                                            2.1
                                                                 -----
                                                                 $16.3
                                                                 =====

     The customer list and digital samples archive acquired are being amortized over three years. At March 31, 2001, approximately $1.0 million of the cash purchase price had not been remitted to the selling shareholders, and accordingly is presented within accrued expenses on the balance sheet.

     In addition to the intangibles resulting from previous acquisitions, the Company has previously recognized intangible assets related to discounts on stock and the fair value of warrants issued to certain strategic partners. Each of these intangibles and other assets are being amortized over one to three years. The following table sets forth information related to the Company's intangibles and other assets at March 31, 2001:

                                                                              Accumulated
(In Thousands)                                              Gross Asset       Amortization        Net Book Value
-------------                                              --------------     ----------------    ---------------
VidiPax identified intangibles                                    $ 3,776              $  (703)           $ 3,073
Capitalized software development costs                                432                  (77)               355
DiscoverMusic identified intangibles                                9,991                 (305)             9,686
OnAir acquired technology                                           1,116                  (10)             1,106
Other long-term assets and long-term deposits                       1,258                 (417)               841
Goodwill resulting from the acquisition of VidiPax                    457                 (120)               337
                                                                  -------              --------           -------
                                                                  $17,030              $(1,632)           $15,398
                                                                  =======              =======            =======

8.  LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

  Long-term Debt

     The Company has an equipment line of credit for up to $1.0 million secured by the Company's property and equipment. Advances under the equipment line are payable over 36 equal monthly installments that commenced on August 30, 1999. The equipment line bears interest at the bank's prime rate (8.00% at March 31, 2001) and had an outstanding balance of approximately $444,000 as of March 31, 2001.

     The Company also has a credit facility that provides for advances up to $2.6 million for the purchase of capital equipment. Advances under the equipment loan are payable in 36 equal monthly installments from inception date and are secured by assets financed under the agreement. As of March 31, 2001, approximately $1.4 million was outstanding under the equipment facility. The notes payable bear interest at rates ranging from 8.57% to 9.65%, with various maturity dates through February 2003. A fee equal to 15% of the principal balance is due with the final payment of each advance. That additional fee is accrued on a monthly basis and is included in accrued liabilities and interest expense over the term of the loan.

     In May 2000, the Company amended the credit facility to provide for a term loan of up to $10.0 million for the purchase of capital equipment, in addition to providing revolving borrowings aggregating up to $2.0 million. The $10.0 million equipment facility bears interest payable monthly during each draw period at the bank's prime rates plus 0.75% (8.75% at March 31, 2001), followed by 36 equal monthly payments of principal plus interest. Advances under this facility are secured by substantially all of the Company's assets. At March 31, 2001, approximately $9.0 million was outstanding under the equipment credit facility. The $2.0 million credit line bears interest at the bank's prime rate (8.00% at March 31, 2001), with principal and interest due at maturity, currently May 17, 2001. There were no borrowings outstanding under the credit line at March 31, 2001, although it is currently being used to back-up a stand-by letter of credit. If the Company does not renew this credit line, it would use short-term investments to back up the letter of credit.

  Capital Lease Obligations

     In March 2001, in connection with the acquisition of DiscoverMusic, the Company assumed master lease agreements with two finance companies for the lease of certain property and equipment. Borrowings under the lease agreements have individual terms of 36 months and bear interest ranging from 9.00% to 9.25% and are collateralized by the assets purchased. As of March 31, 2001, approximately $1.0 million was outstanding under the leases.

     The Company's long-term debt and capital lease agreements require that the Company maintain various financial ratios on a quarterly basis. These financing arrangements also place restrictions on the amount of cash dividends that the Company could pay to its stockholders. The Company is in compliance with all necessary financial requirements.

  Commitments and Contingencies

     In accordance with the terms of past acquisitions, additional consideration is required to be paid to the employees and former shareholder based upon results of operations in the first year subsequent to the acquisition. These payments can be made in a combination of cash and stock as determined solely by the Company. The value of the estimated additional consideration is between $1.3 million and $3.3 million. The current estimate of $1.3 million has been accrued as contingent consideration in the balance sheet and is accrued at the time that all uncertainties concerning such amounts are resolved. The additional payment to the former selling shareholder is considered additional goodwill and will be amortized over the remaining two-year period. Any payments to employees have been expensed once estimable.

9.  STOCK-BASED COMPENSATION

     The Company records deferred stock compensation for the difference between the exercise price of stock options granted and the deemed fair market value or the price of the Company's common shares as traded on the NASDAQ national market at the date of grant. The deferred compensation is amortized over the vesting period of the related options, which is generally four and one-half years.

     During the quarters ended March 31, 2001 and 2000, the Company amortized approximately $500,000 and $1.2 million, respectively, of deferred stock compensation that is included in stock-based compensation expense in the accompanying statements of operations. Due to stock option cancellations, $355,000 of deferred stock compensation was reversed and approximately $300,000 in previously amortized deferred stock compensation was recorded as a credit to stock-based compensation expense in the quarter ended March 31, 2001. No such amounts were recorded in 2000. In the quarter ended March 31, 2000, $1.9 million was recognized as stock-based compensation expense related to marking options granted to consultants to fair value. These options were canceled in the third quarter of 2000, and accordingly no such charges were recorded in 2001.

     The Company modified the terms of approximately 300,000 options granted to a former employee. This resulted in a charge of approximately $635,000 to stock-based compensation. No comparable charges were incurred in 2000.

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

     (In Thousands)                       2001      2000
     --------------                      -----     ------
     Production (cost of revenues)       $  21     $  253
     Research and development               13        157
     Sales and marketing                    34        416
     General and administrative            825      2,313
                                         -----     ------
                                         $ 893     $3,139
                                         =====     ======

10.  LEGAL PROCEEDINGS

     In connection with the acquisition of DiscoverMusic, Loudeye assumed certain liabilities and contingencies, including a patent infringement lawsuit filed by InTouch Group, Inc. ("InTouch") in which DiscoverMusic is one of the defendants. We believe that we have meritorious defenses to InTouch's claims and we intend to vigorously defend against such claims. However, to the extent that their patent rights are valid and enforceable and cover our activities, we may be required to pay damages, obtain a license to use such patents or use non-infringing methods to accomplish our activities with regard to the acquired interactive music previewing technology. It is possible that a license from InTouch would not be available on commercially acceptable terms, or at all, or that we would be unable to use our interactive music samples technology in a non-infringing manner. If successful, the InTouch claim that we violate their intellectual property rights could seriously harm our business by forcing us to cease using important intellectual property or requiring us to pay monetary damages.

11.  SUBSEQUENT EVENTS

     In April 2001, the Company continued its operational restructuring. This resulted in the termination of approximately 45 percent of its permanent workforce. The resulting cash charges, estimated to be approximately $2.0 million, will be recognized as a special charge in the quarter ended June 30, 2001, and relate primarily to severance related costs. Additional non-cash charges expected to be approximately $1.0 million will be recorded in the quarter ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption "Risk Factors" set forth at the end of this Item 2, the Risk Factors set forth in our Annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

     We are a leading provider of authorized digital media solutions that empower today's top media, entertainment and Fortune 1000 companies to transform traditional media assets into dynamic digital content. Our digital media services and applications encompass an end-to-end solution for customers that includes:

     .  media preservation and restoration;
     .  media and metadata capture and digital archive management;
     . encoding, or the transformation of audio and video content into streaming media or digital download formats;
     .  distribution through a variety of methods;
     . hosted subscription services for music samples; and . online radio.

     Loudeye is presently focused on digital music infrastructure and distribution because the Company believes it offers the best market opportunity over the next 12 to 24 months. Our solutions simplify and accelerate the process of delivering audio and video content on the Internet and other digital distribution platforms. Our proprietary systems and technology enable scalable and cost effective archival, retrieval and processing of large inventories of digital media. Our services and applications are built upon a robust production and delivery infrastructure. The benefits of our services and applications include:

     . an end-to-end solution to reduce complexity for customers and cost-effectively enable a wide range of digital media strategies;
     . significant capacity to process and manage large volume projects in a rapid time frame;
     . a highly scalable and extensible platform to enable tailored customer solutions;
     . platform agnostic applications, compatible with RealPlayer, MS Windows Media Player, Apple QuickTime and many others; and
     . strategic relationships with selected major media companies, content owners and digital media service providers.

     In the first quarter of 2001, we delivered over 800,000 encoded audio files and nearly 100,000 encoded video minutes to customers. We served over 150 customers in the first quarter, including Hutchison 3G, CD Now!, Amazon.com, Sonicnet, BMG Direct, Universal Music Group, Tower Records, barnesandnoble.com, launch.com, and Real Networks.

     Our objective is to be the leading digital media infrastructure provider of comprehensive digital media solutions. We seek to achieve this objective through the following key strategies:

     . developing and marketing an end-to-end suite of products and services; . leveraging existing management, production and delivery systems to support new products and services;
     . establishing relationships and obtaining content licensing agreements from content owners;
     . expanding into selected international markets; and . selectively pursuing strategic acquisitions to strengthen our market position, expand our proprietary technology and accelerate our product strategy.

     Despite its serious legal issues raised, the Napster experience in 2000 demonstrated the growing demand for digital music, and we believe it will continue to grow. To address the opportunity in digital music, we intend to focus our efforts on developing and marketing an end-to-end suite of digital music services and applications that leverage our advanced digital media infrastructure systems and software applications. This will enable media and music companies to deliver authorized digital music offerings to this growing audience. To support these initiatives, we intend to continue executing our strategy to develop relationships with copyright owners in the music industry, including major music companies, independent record labels, artists and publishers, to enable them, and their authorized licensees, to distribute digital music to their audiences on an authorized basis. To this end, in 2000 we announced content licensing agreements with Universal Music Group, Warner Music Group and BMG Entertainment. In 2001 we announced licensing agreements with Sony Music Entertainment, Inc. and EMI Recorded Music.

     Substantially all of our revenues to date have been generated from digital media services. With the acquisition of DiscoverMusic in March 2001, we began generating recurring digital media applications revenues from Media Subscription Services provided through an applications service provider model. We charge our customers for digital media services on either a time and materials basis or a fixed fee basis that depends on a variety of factors, such as volume and type of content provided and number and type of output formats requested. We recognize digital media services revenues as the service is provided and we have no further involvement. Standard payment terms with customers require payment within 30 days of the invoice date. Our ongoing digital media applications strategy consists primarily of the Media Subscription Services applications obtained in the DiscoverMusic acquisition and certain online radio technology assets purchased from OnAir Streaming Networks in March 2001.

     We have sustained losses on a quarterly basis since inception and we expect to sustain losses for the foreseeable future. For the three months ended March 31, 2001, we had a net loss of $26.2 million. As of March 31, 2001, we had an accumulated deficit of $92.4 million. Operating losses resulted from significant costs incurred in the development and sale of our products and services as well as significant non-cash charges related to stock-based compensation and amortization of intangibles and other assets. In addition to normal, recurring charges, we recorded $14.6 million in special charges in the first quarter, related to a company-wide restructuring. These charges relate to employee severance, impairments of assets and facilities consolidation. We expect the restructuring of operations to generate significant cost savings in all functional areas once fully implemented.

     We anticipate that operating expenses, as well as planned capital expenditures, debt repayments and any acquisitions, will constitute a material use of our cash resources throughout the remainder of 2001. We expect to incur additional losses and continued negative cash flow from operations in the future. We cannot assure you that we will achieve or sustain profitability.

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

Results of Operations

Three Months Ended March 31, 2001 compared to 2000

     Revenues. Revenues totaled $1.9 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively. The increase was due primarily to the acquisition of DiscoverMusic in March 2001 and the acquisition of VidiPax in June 2000. We have operated historically in one segment, Digital Media Services and Applications, although we have included additional detail to provide insight into our operations and revenues.

     We earned approximately $600,000 from the performance of our four largest audio projects in 2001, as compared with approximately $436,000 for our four largest such projects in 2000. The increase in large audio projects was primarily driven by the rapid expansion of companies and business models oriented towards audio on the Internet, as well as the build-out of our capacity in late 1999 and early 2000 to be able to handle demand. We expect this trend of significant revenue concentration among large audio customers to continue in 2001, however the timing of any revenue realized will continue to be affected by issues surrounding the rights of our customers to use copyrighted music and the ultimate survival of varied business models.

     Media Subscription Services revenues totaled $314,000 in the three months ended March 31, 2001 and includes revenues related to the offering of music samples through the platform obtained in the DiscoverMusic acquisition during the quarter. We had no subscription services available in the three months ended March 31, 2000, and accordingly had no revenues. We expect Subscription Services revenues to increase on a quarterly basis as the results of the DiscoverMusic acquisition are included for full quarters. Additionally, we expect the monthly revenues to remain relatively flat or increase modestly as the customer base evolves. Our Media Subscription Services strategy for the future is geared towards the rapidly expanding music industry and our Music Samples offerings. Additional Subscription Services offerings may be available in the future in areas such as online radio, full song lockers and other music-related subscription offerings.

     Video and other related revenues remained relatively flat on a comparative basis. Video encoding projects decreased significantly in the first quarter of 2001 and media restoration revenues, including those from VidiPax increased due to inclusion in our financial results in 2001 and not in the same period in 2000. We expect video-related revenues to continue to decrease or remain relatively flat on a sequential or quarter-over-quarter basis in 2001 as we continue to focus primarily on the digital music opportunities.

     Consulting services related primarily to video projects and revenues decreased both on a comparative basis and on a sequential quarterly basis primarily due our focus on audio-related opportunities in the first quarter of 2001 and the slowing of the demand for our digital video media offerings. As a part of our announced restructuring, we reduced the number of consultants we employ and, as a result, we expect that consulting services revenues will continue to decrease in the future and will not be a significant component of our revenues.

     In the three months ended March 31, 2000 we generated revenues from the sale or license of custom applications totaling $98,000. These revenues related to product offerings which we decided were no longer going to be supported in conjunction with our operational restructuring. In the three months ended March 31, 2001 we generated no revenues from sales or license of such technologies. We do not expect to generate any revenues from such applications in the foreseeable future.

     Cost of Revenues. Cost of revenues increased to $3.3 million in the three months ended March 31, 2001 from $2.2 million in the period ended March 31, 2000. Cost of revenues includes the cost of production and consulting, personnel and an allocated portion of facilities and equipment and other supporting functions related to the delivery of digital media services and applications. Stock-based compensation charges of $21,000 and $253,000 for the quarters ended March 31, 2001 and 2000, respectively, are attributable to employees included in cost of revenues and are presented in the separate operating expense line item within the statements of operations. Cost of revenues as a percent of revenues increased significantly from the same period in 2000 primarily due to increased personnel, facilities costs and increased depreciation on purchased equipment. The decreased gross margin was primarily due to the significant increase in the amount of fixed expenses within cost of revenues. The increase in depreciation and amortization expense was consistent with the increased capital expenditures in 2000. We expect margins on traditional service offerings to remain fairly constant through the remainder of 2001 and expect future margins to improve as product mix changes towards Media Subscription Services and offerings based upon our digital media archive system.

     Operating Expenses. Total operating expenses were $25.8 million and $10.6 million in the three months ended March 31, 2001 and 2000, respectively. Without the effect of $893,000 of stock-based compensation charges, $2.2 million in amortization of intangible and other long-term assets, and $14.6 million in special charges in 2001, operating expenses for the quarter ended March 31, 2001 would have been $8.1 million, an increase of $2.3 million over the comparable amount in the same period in 2000.

     Research and Development Expenses. Research and development expenses totaled $2.7 million and $1.3 million in the three months ended March 31, 2001 and 2000, respectively. Research and development expenses consist of salaries and consulting fees paid to support technology development, costs of technology acquired from third parties to incorporate into applications and other proprietary technology currently under development. Costs of developing a music sampling platform prior to the acquisition of redundant technology from DiscoverMusic in March 2001, the digital media archive production system, continued development of acquired technology from OnAir and other unannounced applications, as well as continued work on enhancing our proprietary automated encoding processes, comprised a majority of our research and development expenses. Stock-based compensation charges of approximately $13,000 and $157,000 for the three months ended March 31, 2001 and 2000, respectively, are attributable to employees categorized within research and development and are presented in the separate operating expense line item in the statements of operations.

     To date, we have capitalized approximately $1.3 million in software development costs. Through March 31, 2001, $225,000 of these capitalized amounts had been amortized into expense. Approximately $800,000 in previously capitalized software development costs were written off as a component of the special charge during the quarter ended March 31, 2001 due to either duplication of technology platforms resulting from the acquisition of DiscoverMusic or cessation of support for that technology as an offering. All other research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructuring and focus on digital audio opportunities, development headcount was significantly reduced in April 2001 and, as a result, we expect research and development expenses to continue at lower rates in 2001.

     Sales and Marketing Expenses. Sales and marketing expenses totaled $2.6 million and $2.8 million in the three months ended March 31, 2001 and 2000, respectively. Sales and marketing expenses consist primarily of salaries, commissions, co-marketing expenses, trade show expenses, product branding costs, advertising and cost of marketing collateral. The slight decrease in sales and marketing expenses was primarily due to the decreased personnel subsequent to our January 2001 reduction in force. Stock-based compensation charges of approximately $34,000 and $416,000 for the three months ended March 31, 2001 and 2000, respectively, are attributable to employees categorized within sales and marketing and are presented in the separate operating expense line item in the statements of operations.

     General and Administrative Expenses. General and administrative expenses totaled $2.8 million and $1.7 million in the three months ended March 31, 2001 and 2000, respectively. General and administrative expenses consist primarily of unallocated rent, facilities and information technology charges, salaries, legal expenses for general corporate purposes and investor relations and other costs associated with being a public company. The increase was primarily due to full-scale operations in 2001 at facilities opened during late 1999 and the first quarter of 2000 and, subsequent to our March 2000 initial public offering, the significant increase required to support a larger organization, and increased public company reporting obligations. Additional factors leading to the increase in 2001 were other expenses associated with being a public company and legal expenses related to ongoing corporate initiatives. We believe that general and administrative expenses will decrease slightly in future periods as a result of our restructuring efforts, although, new initiatives may cause these expenses to actually increase over time. Stock-based compensation charges totaling $825,000 and $2.3 million for the three months ended March 31, 2001 and 2000, respectively, are attributable to employees categorized within general and administrative and are presented in the separate operating expense line item in the statements of operations.

     Amortization of Intangibles and Other Assets. Amortization of intangibles and other assets totaled $2.2 million and $1.7 million in the three months ended March 31, 2001 and 2000, respectively, and includes amortization of the goodwill and identified intangible assets related to past acquisitions and amortization related to the fair value of warrants granted to certain partners. The increase was primarily due to the timing of the acquisition of VidiPax in June 2000 and DiscoverMusic in March 2001. As a component of the special charge in 2001, goodwill and intangibles recognized as a result of the Alive.com acquisition in December 1999 were written down. This impairment writedown will result in lower amortization in future periods, although that decrease will be substantially offset by increased amortization as a result of the acquisition of DiscoverMusic in the first quarter of 2001.

     Stock-Based Compensation. Stock-based compensation totaled $893,000 and $3.1 million in the three months ended March 31, 2001 and 2000, respectively. Stock-based compensation in 2001 consisted of approximately $500,000 in amortization of deferred stock compensation, offset by a credit resulting from option cancellations which had previously amortized deferred stock compensation of approximately $300,000, and a charge of $635,000 related to a modification associated with stock options held by a former employee. Stock-based compensation in 2000 consisted of $1.2 million in amortization of deferred stock compensation related to stock options granted below deemed fair market value through March 31, 2000 and $1.9 million in expense related to marking options granted to consultants to fair market value as of March 31, 2000.

     Special Charges. In January 2001, the Company announced a cost-savings initiative which resulted in a $947,000 special charge being incurred in 2000, and a related charge of $700,000 in the first quarter of 2001 for severance payments to employees terminated during that quarter.

     Consistent with continuing market trends, the Company has experienced decreasing demand for our video services. Accordingly, in December 2000 our board of directors approved a plan to close our Santa Monica facility and reduce video production capacity in Seattle, which resulted in an impairment in the value of our video encoding equipment as well as existing tenant improvements at our Santa Monica facility which was closed in the first quarter of 2001. Management decided in the first quarter of 2001 to focus primarily upon audio or music related sources of revenues as that area currently appears to be more fully developed. As a result of this decision, the Company will no longer provide and support certain products, and therefore, certain related assets became impaired. In accordance with our accounting policy for long-lived assets, we adjusted certain property, equipment and intangibles to estimated fair market value as of March 31, 2001. The components of the impairment charge in the quarter ended March 31, 2001 are as follows:

     (In Millions)
     -------------
     Intangible and other asset impairments     $11.3
     Property and equipment impairments           1.5
     Software impairments                         0.8
     Severance costs                              0.7
     Other                                        0.3
                                                -----
                                                $14.6
                                                =====

     The Company determined that due to the acquisition of an archival platform for music samples acquired from DiscoverMusic, the previously capitalized software costs associated with Loudeye's separately developed music samples platform were redundant and not recoverable. Accordingly, since the code base developed by Loudeye will not be sold or otherwise used, it was determined to have no further value and the remaining unamortized cost, approximately $600,000, was adjusted to zero.

     The Company also decided to cease supporting its Media Syndicator and Alive.com technology platforms in conjunction with the overall efforts to focus on the music related business opportunities. Additionally, the goodwill previously recognized associated with the Alive.com acquisition became impaired as a result of the refocused business. Accordingly, the Company determined that an impairment analysis was necessary for these assets. As each of these assets had no determinable cash flows associated with them, they were deemed fully impaired and remaining unamortized balances totaling $10.9 million, were adjusted to zero. This write-off is included in the Special Charge line item on the statements of operations.

     The Company's decision to focus on audio business, the termination of most of its video production personnel and the continued decline in demand for its video offerings led to a further review of its video assets. The Company performed a review of the current market prices for similar used equipment and adjusted the remaining value of its video assets down to the estimated net realizable value. The Company has placed certain of these assets for sale and accordingly has ceased depreciation until such time as they are disposed of.

     As of December 31, 2000, approximately $300,000 was included in accrued expenses related to the first phase of the restructuring efforts, of which, approximately $200,000 was paid in the first quarter of 2001. As of March 31, 2001, approximately $300,000 was included within accrued expenses related to the restructuring process.

     In April 2001, we announced a continuation of the restructuring efforts necessary to fully integrate the DiscoverMusic acquisition and OnAir asset purchase, and remove redundant positions and facilities. We expect to incur additional cash charges of approximately $2.0 million in the second quarter of 2001, primarily for severance related costs. Other cash and non-cash charges related to facility closures and disposal of equipment are expected to continue in the second quarter of 2001, resulting in further charges of approximately $1.0 million in that period.

     Upon its completion later in the second quarter, the operational restructuring is anticipated to produce annualized cash savings of approximately $12.0 million. Associated with the cost-savings initiative, we expect to save approximately $1.0 million on a quarterly basis in expenses classified within cost of revenues. Approximately $750,000 of these cost savings are cash expenditures, while the remainder are non-cash expenses. The remaining anticipated cash savings are related to activities historically categorized as operating expenses.

     Interest Income. Interest income representing earnings on our cash, cash equivalents and short-term investments totaled $1.3 million and $691,000 in the three months ended March 31, 2001 and 2000, respectively. The increased income was due primarily to interest earned on our significantly higher average cash and investment balances in 2001. We expect that our interest income will decrease in the future as our cash balances decrease to fund our operating, investing and financing activities.

     Interest Expense. Interest expense and other consists of interest expense related to our debt instruments as well as amortization of financing charges related to our debt instruments. This totaled $342,000 and $110,000 in the three months ended March 31, 2001 and 2000, respectively. The increase was due primarily to increased levels of borrowings incurred to finance fixed asset acquisitions.

Liquidity and Capital Resources

     As of March 31, 2001, we had approximately $83.0 million of cash, cash equivalents and short-term investments.

     Net cash used in operating activities was $4.7 million and $5.9 million in the three months ended March 31, 2001 and 2000, respectively. For 2001, cash used in operating activities resulted primarily from a net loss of $26.2 million, a decrease of approximately $2.1 million in accounts receivable and an increase in accrued compensation, benefits and other expenses of $1.3 million, partially offset by non-cash charges totaling $18.7 million related to stock-based compensation, depreciation and amortization, and the non-cash component of the special charge. Cash used in operating activities in 2000 was due primarily to a net loss of $10.5 million, a decrease in accounts payable of $3.5 million, partially offset by an increase in accrued compensation, benefits and other expenses of $1.9 million and non-cash stock-based compensation, depreciation and amortization charges totaling $5.5 million.

     Net cash provided by investing activities was $326,000 in the quarter ended March 31, 2001, and net cash used in investing activities was $10.3 million in the quarter ended March 31, 2000. For 2001, cash provided by investing activities was primarily related to the net sales of short-term investments, partially offset by purchases of property and equipment and cash paid for the acquisition of DiscoverMusic and certain assets and technology of OnAir in March 2001. Cash used in investing activities in 2000 was primarily related to purchases of property and equipment and short-term investments.

     Net cash used in financing activities was $1.1 million in the quarter ended March 31, 2001 and net cash provided by financing activities was $71.0 million in the quarter ended March 31, 2000. The cash used in financing activities in 2001 primarily resulted from principal payments of our long-term debt and capital lease obligations. Net cash provided by financing activities in 2000 primarily resulted from the net proceeds of our initial public offering, and the concurrent sale of common shares to a strategic investor.

     As of March 31, 2001, our principal commitments consisted of obligations outstanding under operating leases, as well as notes payable totaling $11.8 million under our credit facilities and capital lease obligations. In addition, we have certain financial commitments under existing agreements that will require significant uses of our cash resources. We entered into a strategic partnership agreement that commits us to purchase at least $625,000 in services in 2001. Additionally, pursuant to the acquisition of VidiPax in June 2000, additional consideration will be paid to the employees and a former shareholder based upon results in the first year subsequent to acquisition. These payments can be made in a combination of cash and stock in a manner to be determined solely by the Company. The additional consideration under this arrangement is expected to range from $1.3 million to $3.3 million and accordingly, we have accrued $1.3 million as contingent consideration within current liabilities.

     In January 2001, we announced a cost-savings initiative which resulted in a $947,000 special charge being recognized in 2000; a similar charge totaling approximately $14.6 million was recorded in the first quarter of 2001. The December 2000 charge included approximately $300,000 related to employee termination payments, of which approximately $200,000 was paid in the first quarter of 2001. The 2001 charge relates primarily to payments for terminations announced in January 2001 and were paid in cash during the first quarter of 2001. In April 2001, we reduced our permanent workforce by approximately 45 percent. Related to this reduction in force, we expect to pay cash severance of approximately $1.5 million in the second quarter of 2001.

     Since our inception, our operating expenses have significantly increased in order to support our growth. We currently anticipate that such expenses will continue to be a material use of our cash resources. We expect that capital expenditures, excluding acquisitions, will total approximately $6.0 million in 2001.

     We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations and meet our working capital and capital expenditure requirements during 2001 and 2002. Thereafter, if we cannot fund operating and other expenses, working capital and capital expenditure requirements from our operations, we may find it necessary to obtain additional equity or debt financing, sell assets or reduce spending plans. In the event additional equity or debt financing is required, we may not be able to raise it on acceptable terms, or at all.

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

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline

     We have incurred net losses from operations of $78.3 million during the period August 12, 1997 (inception) through March 31, 2001. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows for the foreseeable future. To achieve profitability, we must, among other things:

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

     As a result of our cost savings initiative, we expect our operating expenses to decrease in absolute dollars on an annual basis, but over time, they will likely increase. Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of expected future revenues. However, future alterations in our business model may require future increases in operating expenses in order to execute our business plan. These expenditure levels are, to a large extent, fixed in the short term. Thus, we may not be able to adjust spending in a timely manner to compensate for any shortfall in revenues and any significant shortfall in revenues relative to planned expenditures could have an immediate adverse effect on our business and results of operations. If our operating results fall below our expectations as well as those of securities analysts and investors in some future periods, our stock price will likely decline.

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

     Although we have recently achieved significant percentage increases in our quarter over quarter revenues, we believe future quarters may not show similar percentage revenue changes and may show declining revenue.

Our common stock price has been volatile and there is a risk we could be delisted from the Nasdaq National Market

     Our common stock price has been, and may continue to be, extremely volatile, and there is a risk we could be delisted from the Nasdaq National Market. The market price of our common stock has declined significantly in recent months, and we expect that it will continue to be subject to significant fluctuations as a result of variations in our quarterly operating results and volatility in the financial markets. On several recent occasions, our stock has traded below $1.00 and may continue to do so. If our stock continues to trade below $1.00 per share for 30 consecutive business days, we may receive notice from the Nasdaq National Market that we need to comply with the requirements for continued listing on the Nasdaq National Market within 90 calendar days from such notification or be delisted. If our stock is delisted from the Nasdaq National Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to "penny stock" regulations. If our common stock were subject to "penny stock" regulations, which apply to certain equity securities not traded on the Nasdaq National Market which have a market price of less than $5.00 per share, subject to limited exceptions, additional disclosure would be required by broker-dealers in connection with any trades involving such penny stock.

Substantial sales of our common stock could cause our stock price to decline

     Sales of a substantial number of shares of common stock in the public market, including the shares issued to the former stockholders of DiscoverMusic.com, Inc. ("DiscoverMusic") registered in our Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on April 4, 2001, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

We depend on the development and rate of adoption of digital media and the delay or failure of this development would seriously harm our business

     We depend on the development and rate of adoption of digital media and the delay or failure of this development would seriously harm our business. The development of commercial applications for digital media content is in its very early stages. Our success depends on users having access to the necessary hardware, software and bandwidth, or data transmission capability, to receive high quality digital media over the Internet. Congestion over the Internet and data loss may interrupt audio and video streams, resulting in unsatisfying user experiences. In order to receive digital media adequately, users generally must have multimedia personal computers with certain minimum microprocessor requirements and data transmission capacities, as well as streaming media software. The success of digital media over the Internet depends on the continued rollout of broadband access to consumers on an affordable basis. If the Internet does not develop as an effective medium for the distribution of digital media content to consumers or if businesses predicated on the distribution of digital media content are not profitable or are unable to raise necessary operating capital, then we will not succeed in executing our business plan. Many factors could inhibit the growth of electronic commerce in general and the distribution of digital media content in particular, including concerns about the profitability of Internet-based businesses, uncertainty about intellectual property rights associated with music and other digital media, bandwidth constraints, piracy and privacy. Widespread adoption of digital media technology depends on overcoming these obstacles, identifying viable revenue models for digital media-based business, improving audio and video quality and educating customers and users in the use of digital medial technology. If digital media technology fails to overcome these obstacles, our business could be seriously harmed.

Commercial failure of Internet-based businesses will reduce demand for our digital media services and applications

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

We depend on a limited number of customers for a majority of our revenues so the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenues and operating results

     A limited number of customers have accounted for a majority of our revenues and will continue to do so for the foreseeable future. During the three months ended March 31, 2001, two of our customers accounted for approximately 40% of our revenues; while in the three months ended March 31, 2000, three other customers accounted for approximately 51% of our revenues. We believe that a small number of customers will likely continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues for the quarter. If we were to lose a key customer, our business, financial condition, and operating results could suffer. In addition, if any customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing our customer base, our business could be harmed.

We rely on strategic relationships to promote our services and for access to licensed technology and content; if we fail to maintain or enhance these relationships, our ability to serve our customers and develop new services and applications could be harmed

     Our ability to provide our services to users of multiple technologies and platforms depends significantly on our ability to develop and maintain our strategic relationships with key streaming media technology companies including, among others, Apple Computer, Inc., Microsoft Corporation, and RealNetworks, Inc. We rely on these relationships for licensed technology to maintain our ability to service RealNetworks RealMedia, Microsoft Windows Media and Apple Quicktime platforms and applications. In addition, we rely on relationships with major recording labels for our music content licensing strategy. Obtaining comprehensive music content licenses is challenging, as doing so may require us to obtain copyright licenses with various third parties in the fragmented music recording and publishing industries. These copyrights often address differing activities related to the delivery of digital media, including reproduction and performance, some of which may require separate licensing arrangements from various rights holders such as publishers, artists and record labels. The effort to obtain the necessary rights by such third parties is often significant, and could disrupt, delay, or prevent us from executing our business plans. Because of the large number of potential parties from which we must obtain licenses, we may never be able to obtain a sufficient number of licenses to allow us to provide services that will meet our customers' expectations. We cannot be certain that we will be successful in developing new relationships or that our partners will view these relationships as significant to their own business or that they will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our brand and services.

Our growth could be limited if we fail to successfully identify and integrate potential acquisitions and investments

     We expect to evaluate and acquire businesses, technologies, services, or products that we believe are a strategic fit with our business. Entering into an acquisition entails many risks of any which could materially harm our business, including:

     .  Diversion of management's attention from other business concerns;
     . Failure to assimilate the acquired company with our pre-existing business;
     . Potential loss of key employees from either our pre-existing business or the acquired business;
     . Dilution of our existing stockholders as a result of issuing equity securities; and
     .  Assumption of liabilities of the acquired company.
     . Complementary products and services may not be available on commercially reasonable terms;
     . We may be unable to compete for acquisitions of products and services with many of our competitors who have greater financial resources than we do;
     . Acquired products and services may not meet the needs of our customers; . We may incur difficulties associated with the integration of the personnel and operations of an acquired company with our personnel and operations;
     . We may incur difficulties in assimilating acquired products, services or technologies, with our existing products, services and technologies such as those acquired in the DiscoverMusic and OnAir transactions; and
     . Integration of acquired and existing products and services may result in decreases in revenue from existing products and services.

     Transactions of this sort require the process of integrating an acquired business, technology, service, or product and may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition will be realized. For example, we may not be able to successfully assimilate the personnel, technology, operations and customers of our recent DiscoverMusic and OnAir transactions into our business. In addition, we may fail to achieve the anticipated synergy from these acquisitions, including marketing, product development, distribution and other operational synergies. Acquisitions could also result in material use of cash resources, potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or amortization expenses related to goodwill and other intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business, results of operations and financial condition.

     In addition, the reduced availability of write-offs for in-process research and development costs under the purchase method of accounting in connection with an acquisition could make an acquisition more costly for us. We will incur additional amortization expense in future periods as a result of the excess purchase price associated with our acquisition of DiscoverMusic.

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

If we are ineffective in managing our growth, our business may be harmed

     Our current or future infrastructure and systems (such as information technologies and accounting) may prove to be insufficient to indefinitely accommodate our targeted level of future operations. Effectively managing any future growth will require, among other things, that we successfully upgrade and expand our production processes and systems, expand the breadth of products and services we offer, continue to improve our management reporting capabilities and accounting systems. We also need to retain our highly skilled and motivated executives and other employees. We must also maintain close coordination among our marketing, operations, development, finance and administrative organizations.

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

The failure to retain and attract key technical personnel and other highly qualified employees could harm our business

     Because of the complexity of our services, applications and related technologies, we are substantially dependent upon the continued service of our existing product development personnel. In addition, we may hire additional engineers with high levels of experience in designing and developing software and rich media products in time pressured environments. There is intense competition in the Puget Sound region for qualified technical personnel in the software and technology markets. As we continue to introduce additional applications and services, and as our customer base and revenues grow, we will need to hire additional qualified personnel in other areas of operations as well. New personnel will require training and education and take time to reach full productivity. Our failure to attract, train, and retain these key technical personnel could seriously harm our business. Further, our business and operations are substantially dependent on the performance of our executive officers and key employees, all of whom are employed on an at-will basis and have worked together for only a relatively short period of time. We do not maintain "key person" life insurance on any of our executive officers. In addition, we hired or named new employees in 2000 and 2001 in key executive positions, including our Chief Executive Officer, Chief Financial Officer, Vice President of Sales, Vice President of Marketing and General Counsel. The loss of several key executives could seriously harm our business. Finally, we added DiscoverMusic and OnAir employees in connection with our acquisition of DiscoverMusic and our acquisition of online radio application technology and select infrastructure assets of OnAir. As we complete the integration of those acquisitions and employees, we are reviewing our organizational structure and number of employees. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

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

     The market for digital media services and applications is relatively new, and we face competition from in-house encoding services by potential customers, other vendors that provide outsourced digital media services and companies that directly provide digital media applications. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for Internet media services and applications, the more competitors are likely to emerge including turnkey Internet media application and service providers; streaming media platform developers; digital music infrastructure providers; digital media applications service providers (including for digital music subscription), and; video post- production houses. As we continue to develop media subscription applications, we may also over time begin to compete with some of our historical customers and partners who could also develop and market business-to-business subscription offerings.

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

     In connection with the acquisition of DiscoverMusic, Loudeye assumed certain liabilities, including a patent infringement lawsuit filed by InTouch Group, Inc. ("InTouch") in which DiscoverMusic is one of the defendants. We believe that we have meritorious defenses to InTouch's claims and we intend to vigorously defend against such claims. However, to the extent that their patent rights are valid and enforceable and cover our activities, we may be required to pay damages, obtain a license to use such patents or use non-infringing methods to accomplish our activities with regard to our interactive music samples preview technology. It is possible that a license from InTouch would not be available on commercially acceptable terms, or at all, or that we would be unable to use our interactive music samples preview technology in a non-infringing manner. If successful, the InTouch claim that we violate their intellectual property rights could seriously harm our business by forcing us to cease using important intellectual property or requiring us to pay monetary damages. Even if unsuccessful, these claims still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management's attention away from our primary business activities in general.

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

The technology underlying our services and applications is complex and may contain unknown defects that could harm our reputation, result in product liability or decrease market acceptance of our services and applications.

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

Our expansion into international markets will require significant resources and will subject us to new uncertainties that may limit our return from our international sales efforts

     One of our strategies to increase our sales is to selectively add an international sales force and operations. In March 2000, we opened a sales office in London, England. Our further expansion will involve a significant use of management and financial resources, particularly because we have no previous experience with international operations. We may not be successful in creating international operations or sales. In addition, international business activities are subject to a variety of risks, including:

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

The concentration of ownership by our affiliated stockholders and provisions in our charter documents and provisions of applicable state law may delay or prevent any merger or takeover of the Company

     Certain of our existing stockholders have significant influence over our management and affairs, which they could exercise against your best interests. As of March 31, 2001, our officers and directors, together with entities that may be deemed affiliates of or related to such persons or entities, will beneficially own approximately 40% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence significantly our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquiror from making a tender offer for our shares. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquiror might otherwise pay.

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

Government regulation may require us to change our business

     On October 28, 1998, the United States Congress enacted the Digital Millennium Copyright Act (or "DMCA"). The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our and our customers' future business activities, we and our customers may be required to pay licensing fees for digital sound recordings streamed or distributed from web sites and through retransmissions of radio broadcasts and/or other audio content. The DMCA does not specify the rate and terms of such licenses, which will be determined either through voluntary inter- industry negotiations or arbitration. Moreover, with respect to digital publishing, sound recording and other music licenses not directly covered by the DMCA, various companies and individuals in the digital music industry plan to engage in a proceeding before a tribunal of the United States Copyright Office along with the Recording Industry Association of America during 2001 to determine what, if any, licensee fees should be paid to various rights holders. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We provide Internet media infrastructure services and applications. Our financial results could be affected by factors such as changes in interest rates and fluctuations in the stock market. As substantially all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our risks. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we anticipate no material market risk exposure. Therefore, no quantitative tabular disclosures are presented.

                          PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     In connection with the acquisition of DiscoverMusic, Loudeye assumed certain liabilities, including a patent infringement law suit filed on March 31, 2000, as amended April 26, 2000, by InTouch, a California corporation, against Amazon.com Inc., a Delaware corporation, Liquid Audio, Inc., a Delaware corporation, Listen.com, Inc., a California corporation, Entertaindom LLC, a Delaware limited liability company, Muze, Inc., a New York corporation, and DiscoverMusic in Case No. C00-1156 pending before the United States District Court for the Northern District of California. The complaint alleges that each of the defendants has infringed or induced infringement of U.S. Patent Nos. 5,237,157 (the "'157 Patent") and 5,963,916 (the "'916 Patent") by making, using, selling, and/or offering for sale (including through licenses) interactive music previewing technology that operates on a web site or kiosk. InTouch is seeking an injunction preventing the defendants from infringing the '157 Patent and '916 Patent, a declaratory judgment that both the '157 Patent and the '916 Patent are valid, and an order requiring each defendant to pay to InTouch up to three times the amount of damages sustained by InTouch, attorneys' fees and any pre-judgment interest. On February 22, 2001, InTouch filed a request for the court to dismiss InTouch's claims of infringement against DiscoverMusic regarding the '157 Patent, which the court so ordered on February 26, 2001. We believe that we have meritorious defenses to InTouch's claims related to the `916 Patent and we intend to vigorously defend against such claims.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  Recent Sales of Unregistered Securities

     On March 2, we issued 3,677,013 shares of Loudeye Common Stock to the former shareholders of DiscoverMusic.com in connection with our acquisition of DiscoverMusic.com. The shares issued in the acquisition were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under the Act. No underwriter or placement agent was used. Each of the former shareholders represented to us that they were accredited investors as defined in Rule 501 of Regulation D, made further representations as to their investment intent and received information about the Loudeye. The resale of these shares has been registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 4, 2001.

     On March 19, we issued 645,096 shares of Loudeye Common Stock to the former shareholders of OnAir Streaming Networks, Inc. in connection with our purchase of certain assets of OnAir Streaming Networks, Inc. The shares issued in the asset purchase were issued in reliance on the exemption from registration provided by Section 4(2) under the Act. No underwriter or placement agent was used. Each the selling stockholders of OnAir Streaming Networks, Inc. represented to us that they were accredited investors as defined in Rule 501 of Regulation D, made further representations as to their investment intent and received information about Loudeye.

     On March 30, as consideration for a business alliance, we issued 66,667 shares of Loudeye Common Stock in connection with a commercial agreement. The issuance of the shares were deemed to be exempt from registration under the Securities Act in reliance upon Section 4 (2) thereof as transactions by an issuer not involving any public offering. The recipient had adequate information about Loudeye.


     (d)  Use of Proceeds from Sales of Registered Securities

          The net proceeds of our initial public offering and the concurrent sale of shares to Akamai Technologies, Inc. which both closed on March 15, 2000, as well as the underwriters' over-allotment option exercised on April 14, 2000, totaled $82.0 million. As of March 31, 2001, we have used approximately $63.0 million of those proceeds for working capital and general corporate purposes, including increased spending on sales and marketing, customer support, research and development, expansion of our operational and administrative infrastructure, and the purchase of capital equipment and businesses. We expect to use the remaining proceeds of the offering for similar purposes. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, product lines or products. However, specific amounts for any future use of proceeds have not yet been determined and we have no current plans, agreements or commitments with respect to any such acquisition. Pending these uses, we intend to invest the net proceeds in short-term, interest-bearing, investment grade securities with original maturities of less than one year.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

     None.

ITEM 5:  OTHER INFORMATION

     None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

Exhibit
Number                                     Description
-------                                    -----------
 2.1(1) Agreement and Plan of Reorganization dated November 19, 1999 between Loudeye Technologies, Inc. and Alive.com, Inc.

 2.2(5) Agreement and Plan of Merger among Loudeye Technologies, Inc., DiscoverMusic.com, Inc. and Santa Acquisition, Inc. dated January 30, 2001.

 3.1(1) Fifth Amended and Restated Certificate of Incorporation of Loudeye Technology, Inc.

 3.2(1)     Form of Amended and Restated Certificate of Incorporation of
            Loudeye.

 3.4(4) Form of Amended and Restated Bylaws of Loudeye Technologies, Inc., dated November 21, 2000.

 4.1(1)     Form of Loudeye Technologies, Inc. common stock certificate

10.1(1) Form of Indemnification Agreement between Loudeye Technologies and each of its officers and directors.

10.2(1)     1998 Stock Option Plan, as amended.

10.3(1)     Alive.com, Inc. 1998 Stock Option Plan.

10.4(1)     2000 Stock Option Plan.

10.5(1)     2000 Director Stock Option Plan.

10.6(1)     2000 Employee Stock Purchase Plan.

10.7(1) Amended and Restated Investors' Rights Agreement dated December 14, 1999 among Loudeye Technologies, Inc. and certain holders of our preferred stock.

10.8(1) Lease Agreement dated August 10, 1999 between Loudeye Technologies, Inc. and Times Square Building L.L.C. for offices at Times Square Building, 414 Olive Way, Suite 300, Seattle, Washington.

10.9(1) Lease Agreement dated September 1, 1998 between Loudeye Technologies, Inc. and Martin Tobias for offices at 3406 E. Union Street, Seattle, Washington.

10.10(1) Lease Agreement dated October 28, 1999 between Loudeye Technologies, Inc. and Westlake Park Associates for offices at Centennial Building, 1904 Fourth Avenue, Seattle, Washington.

10.11(1) Lease Agreement dated November 9, 1999 between Loudeye Technologies, Inc. and Downtown Entertainment Associates, LP for offices at 1424 Second Street, Santa Monica, California.

10.13(1) Loan and Security Agreement with Dominion Venture Finance L.L.C. dated June 15, 1999 between Loudeye Technologies, Inc. and Dominion Venture Finance L.L.C.

10.15(1)    Offer Letter to Douglas Schulze dated August 30, 1999.

10.16(1)    Offer Letter to James Van Kerkhove dated November 5, 1999.

10.17(1)    Offer Letter to David Weld dated December 2, 1999.

10.18(1) Services Agreement between Loudeye Technologies, Inc. and Akamai Technologies, Inc. dated as of February 15, 2000.

10.19(2) Amended and Restated Loan and Security Agreement between Imperial Bank and Loudeye Technologies, Inc. dated May 17, 2000.

10.20(2) Amended and Restated Services Agreement between Valley Media, Inc. and Loudeye Technologies, Inc. dated April 2000.

10.21(2) Stock Purchase Agreement dated as of June 14, 2000 by and among Loudeye Technologies, Inc., Vidipax, Inc. and James Lindner.

10.22(2) First Amendment of Office Lease Agreement dated April 3, 2000 between Times Square Building L.L.C. and Loudeye Technologies, Inc.

10.23(2) Second Amendment of Office Lease Agreement dated May 1, 2000 between Times Square Building L.L.C. and Loudeye Technologies, Inc.

10.24(2) Lease Agreement dated June 14, 2000 between Brown Bear Realty Corporation and Loudeye Technologies, Inc.

10.25+(3)   Volume Purchase Order dated July 19, 2000 by and between MusicBank and Loudeye Technologies, Inc.

10.26 Offer Letter to Todd Hinders dated December 15, 2000 (filed herewith).

10.27(4) Underlease Agreement and Agreement to Lease dated December 21, 2000 between WCRS Limited and Loudeye Technologies, Inc.

10.29+(4)   Encoding Services and Compact Disc Purchase Agreement between XM
            Satellite Radio, Inc., and Loudeye Technologies, Inc., dated August
            25, 2000.

10.30+(4)   First Addendum to Encoding Services and Compact Disc Purchase
            Agreement between XM Satellite Radio, Inc., and Loudeye
            Technologies, Inc., dated October 10, 2000.

10.31 2000 Employee Stock Option Plan as amended March 5, 2001 (filed herewith).

10.32       Offer Letter to John Baker dated February 23, 2001 (filed herewith).

10.33 Offer Letter to Joel McConaughy dated March 14, 2001 (filed herewith).

10.34       Offer Letter to John Shaw dated April 4, 2001 (filed herewith).

10.35(5) Registration Rights Agreement among Loudeye Technologies, Inc. and the former stockholders of DiscoverMusic.

24.1(4)     Powers of Attorney of Board of Directors.

----------

+ Confidential treatment has been requested as to certain portions of this Exhibit.

(1) Incorporated by reference to Loudeye Technologies, Inc.'s registration statement on Form S-1 file number 333-93361.

(2) Incorporated by reference to Loudeye Technologies, Inc.'s Form 10-Q, for the period ending June 30, 2000.

(3) Incorporated by reference to Loudeye Technologies, Inc.'s Form 10-Q, for the period ending September 30, 2000.

(4) Incorporated by reference to Loudeye Technologies, Inc.'s Form 10-K, for the period ending December 31, 2000.

(5) Incorporated by reference to Loudeye Technologies, Inc.'s Report on Form 8-K dated March 13, 2001.

     (b)  Reports on Form 8-K

     On March 13, 2001 we filed a report on Form 8-K which announced that on March 2, 2001 we closed the acquisition of DiscoverMusic.com, Inc. Our press releases announcing the acquisition were filed as exhibits to the report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.

                                       LOUDEYE TECHNOLOGIES, INC.


                                       By /s/ BRADLEY A. BERG
                                          --------------------------------------
                                          Bradley A. Berg
                                          Senior Vice President and Chief
                                          Financial Officer
                                          Principal Financial Officer


                                       By /s/ JEROLD J. GOADE
                                          --------------------------------------
                                          Jerold J. Goade
                                          Vice President Finance, Controller
                                          Principal Accounting Officer