Form 10-Q
period 2001-06-30
LOUDEYE TECHNOLOGIES INC
filed 2001-08-14
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission File Number:0-29583

Loudeye Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1908833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Times Square Building 414 Olive Way, Suite 500, Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

206-832-4000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	44,391,537
(Class)	(Outstanding at July 30, 2001)

Loudeye Technologies, Inc.

Form 10-Q Quarterly Report
For the Quarter Ended June 30, 2001

PART I — FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

LOUDEYE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$58,961	$51,689

Short-term investments	11,179	43,300

Accounts receivable, net of allowance of $620 and $709, respectively	2,454	3,241

Prepaid and other current assets	1,873	1,072

Total current assets	74,467	99,302

Property and equipment, net	12,838	15,955

Goodwill, net	3,514	9,785

Intangibles and other long-term assets, net	15,304	7,634

Total assets	$106,123	$132,676

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$865	$1,137

Accrued compensation and benefits	2,208	1,554

Other accrued expenses	2,349	1,368

Deposits and deferred revenues	263	800

Current portion of long-term debt and capital lease obligations	5,181	4,425

Total current liabilities	10,866	9,284

Long-term debt and capital lease obligations, net of current portion	5,500	7,324

Total liabilities	16,366	16,608

Stockholders’ equity (deficit):

Common stock, additional paid-in capital and warrants, $0.001 par value, 100,000,000 shares authorized; 42,099,803 and 37,072,442 issued and outstanding	194,548	185,609

Deferred stock compensation	(1,456)	(3,387)

Accumulated deficit	(103,335)	(66,154)

Total stockholders’ equity	89,757	116,068

Total liabilities and stockholders’ equity	$106,123	$132,676

The accompanying notes are an integral part of these balance sheets

LOUDEYE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Digital media services	$1,761	$2,399	$3,376	$3,950

Digital media applications and other	915	153	1,229	251

Total revenues	2,676	2,552	4,605	4,201

Cost of revenues: (1)

Digital media services	2,011	2,999	5,092	5,133

Digital media applications and other	528	48	718	84

Total cost of revenues	2,539	3,047	5,810	5,217

Gross margin	137	(495)	(1,205)	(1,016)

Operating expenses:

Research and development (2)	2,739	1,780	5,409	3,093

Sales and marketing (3)	2,728	4,228	5,340	7,004

General and administrative (4)	2,452	1,881	5,202	3,532

Amortization of intangibles and other assets	1,582	1,826	3,810	3,529

Stock-based compensation	(995)	228	(102)	3,367

Total operating expenses	8,506	9,943	19,659	20,525

Special charges	3,118	—	17,741	—

Operating loss	(11,487)	(10,438)	(38,605)	(21,541)

Interest income	838	1,725	2,100	2,416

Interest expense	(334)	(166)	(676)	(276)

Total other income, net	504	1,559	1,424	2,140

Net loss	$(10,983)	$(8,879)	$(37,181)	$(19,401)

Basic and diluted net loss per share	$(0.26)	$(0.25)	$(0.93)	$(0.82)

Weighted average shares outstanding used to compute basic and diluted net loss per share	41,516,192	35,143,171	39,902,600	23,707,605

Basic and diluted pro forma net loss per share	$(0.26)	$(0.25)	$(0.93)	$(0.60)

Weighted average shares outstanding used to compute basic and diluted pro forma net loss per share	41,516,192	35,143,171	39,902,600	32,366,935

(1)	Excludes stock-based compensation expense (credit) of ($80) and ($59) in 2001 and $87 and $340 in 2000.

(2)	Excludes stock-based compensation expense (credit) of ($50) and ($37) in 2001 and $54 and $211 in 2000.

(3)	Excludes stock-based compensation expense (credit) of ($132) and ($98) in 2001 and $142 and $558 in 2000.

(4)	Excludes stock-based compensation expense (credit) of ($733) and $92 in 2001 and $(55) and $2,258 in 2000.

The accompanying notes are an integral part of these statements.

LOUDEYE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(37,181)	$(19,401)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	7,730	5,017

Special charges and other	14,167	24

Stock-based compensation	(102)	3,367

Changes in operating assets and liabilities, net of amounts acquired in purchase of business Accounts receivable	1,516	(367)

Prepaid and other assets	(619)	(1,123)

Accounts payable	(337)	(4,124)

Accrued compensation, benefits and other expenses	2,056	1,438

Deposits and deferred revenue	(537)	708

Net cash used in operating activities	(13,307)	(14,461)

Cash flows from investing activities:

Purchases of property and equipment, net of amounts acquired	(2,238)	(12,665)

Capitalized software development costs	—	(506)

Cash paid for acquisition of business and assets, net	(7,199)	(1,907)

Sales of short-term investments, net	32,270	—

Net cash provided by (used in) investing activities	22,833	(15,078)

Cash flows from financing activities:

Proceeds from sale of stock and exercise of stock options, net	100	80,902

Proceeds from long-term debt and capital lease obligations	131	8,049

Principal payments on long-term debt and capital lease obligations	(2,485)	(1,116)

Net cash (used in) provided by financing activities	(2,254)	87,835

Net increase in cash and cash equivalents	7,272	58,296

Cash and cash equivalents, beginning of period	51,689	49,273

Cash and cash equivalents, end of period	$58,961	$107,569

Supplemental disclosure of cash flow information:

Cash paid for interest	$556	$156

Issuance of common stock for acquisition of business and assets	10,756	1,105

The accompanying notes are an integral part of these statements.

LOUDEYE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

1. ORGANIZATION AND DEVELOPMENT STAGE RISKS:

     The Company

     Loudeye Technologies, Inc. (the Company) provides digital media infrastructure services and applications including transforming content from traditional sources into Internet compatible formats and restores audio and video content. The Company is headquartered in Seattle, Washington and to-date has conducted business in the United States and Europe in one business segment.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Unaudited Interim Financial Data

     The interim condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2001. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the quarters ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full years.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of demand deposits and money market accounts maintained with financial institutions and certain other investment grade instruments. Recorded amounts approximate fair value. The Company considers all cash deposits and highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Short-term Investments

     The Company has invested amounts in investment-grade government obligations, institutional money market funds and other obligations with FDIC insured U.S. banks. Concentration is limited to 10% in any one instrument or issuer. The Company’s primary focus is to preserve capital and earn a market rate of return on its investments. The Company does not speculate or invest in publicly traded equity securities and, therefore, does not believe that its capital is subject to significant market risk. The average portfolio maturity must remain under one year in duration.

     Additionally, the Company has approximately $830,000 of short-term investments which are utilized as collateral for certain irrevocable standby letters of credit.

     Long-Lived Assets

     The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. As described in Note 4, the Company recorded impairment charges of $625,000, $13.6 million and $637,000 in the quarters ended June 30, 2001; March 31, 2001 and December 31, 2000, respectively.

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

     As of June 30, 2001, the Company has approximately $432,000 of remaining capitalized software development costs, of which approximately $100,000 has been amortized. The Company performs ongoing analysis of these assets and believes them to be fully realizable. As described in Note 4, the Company recognized an impairment charge of approximately $800,000 in the quarter ended March 31, 2001, related to previously capitalized software development costs which were determined to be unrealizable in accordance with FAS121.

     Reclassifications

     Certain information reported in previous periods has been reclassified to conform to the current period presentation.

3. REVENUE RECOGNITION

     The Company generates revenues primarily from two sources: (1) digital media services and (2) licensing and selling digital media applications.

     DIGITAL MEDIA SERVICES

     Encoding Services consist of services to convert audio, and to a lesser extent video, content into Internet media formats. Sales of digital media services are generally under nonrefundable time and materials or per unit contracts. Under these contracts, the Company recognizes revenues as services are rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

     Media Restoration and Migration Services consist of services to restore and upgrade old or damaged archives of traditional media. The Company recognizes revenues as services are rendered.

     Consulting Services consist of services provided by our consulting services group to enable customers to utilize streaming media within their intranets, websites and Internet applications. Consulting services are provided under short-term contracts that are generally time and materials based. Consulting services revenue generated by time and materials contracts are recognized as the services are provided if there are no contingencies. In April 2001, the Company discontinued substantially all of its consulting services.

     DIGITAL MEDIA APPLICATIONS AND OTHER

     Digital Media Applications and other revenues are generated from our music samples service business and in the prior year from licensing and selling of software and through application service provider arrangements. Our software revenue recognition policies are in accordance with Statement of Position (SOP 97-2), Software Revenue Recognition as amended by SOP 98-9. Under SOP 97-2, in general, license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable. The Company records deferred revenue for software arrangements when billings have been made or cash has been received from the customer and the arrangement does not qualify for revenue recognition under the Company’s revenue recognition policy.

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

     The Company determined in the first quarter of 2001 that due to the acquisition of a platform for music samples acquired with DiscoverMusic.com (“DiscoverMusic”), the previously capitalized software costs associated with Loudeye’s separately developed music samples platform were redundant and not recoverable. Accordingly, since the code base developed by Loudeye will not be sold or otherwise used, it was determined to have no further value and the remaining unamortized cost, approximately $600,000, was adjusted to zero.

     The Company also decided to cease supporting its Media Syndicator and Alive.com technology platforms in conjunction with the overall efforts to focus on the music related business opportunities. Additionally, the goodwill previously recognized associated with the Alive.com acquisition became impaired as a result of the refocused business. Accordingly, the Company determined that an impairment analysis was necessary for these assets. As each of these assets had no determinable cash flows associated with them, they were deemed fully impaired and remaining unamortized balances totaling $10.9 million, were adjusted to zero in the first quarter of 2001. This write-off was included in the Special Charge line item on the statements of operations.

     In the second quarter of 2001, another severance related special charge was made related to employees terminated during the quarter. Payments of approximately $1.7 million were made in the second quarter of 2001 and at June 30, 2001 there are approximately $53,000 remaining accrued liabilities for severance related charges associated with the restructuring. The Company began a facilities consolidation plan, which led to certain restructuring-related charges being accrued related to facilities closure costs as well as previously capitalized tenant improvements. Other impairment charges were incurred related to equipment no longer in use due to the headcount reduction. In accordance with our accounting policy for long-lived assets, we adjusted certain property, equipment and intangibles to estimated fair market value as of June 30, 2001. The impairment charge in the second quarter was approximately $625,000, primarily related to write-downs of facilities improvements. The components of the special charges in the quarters ended June 30, 2001 and March 31, 2001 are as follows:

(in millions)	June 30, 2001	March 31, 2001

Intangible and other asset impairments	$—	$11.3

Property and equipment charges	1.4	1.5

(in millions)	June 30, 2001	March 31, 2001

Software impairments	$—	$0.8

Severance costs	1.7	0.7

Other	—	0.3

	$3.1	$14.6

     The Company’s decision to focus on audio business, the termination of most of its video production personnel and the continued decline in demand for its video offerings led to a further review of its video assets. The Company performed a review of the current market prices for similar used equipment and adjusted the remaining value of its video assets down to the estimated net realizable value. The Company sold most of these assets in the second quarter of 2001.

     The Company’s accrual for certain special charges was as follows at the respective balance sheet dates:

(In thousands)	June 30, 2001	Mar. 31, 2001	Dec. 31, 2001

Severance related	$53	$100	$290

Facilities costs	661	90	—

Other	150	75	20

	$864	$265	$310

     The facilities costs accrual primarily relates to estimated lease termination costs. Cash payments made in 2001 related to restructuring charges were consistent with the previous estimates.

5. NET LOSS PER SHARE

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is antidilutive. Diluted net loss per share for all periods shown does not include the effects of the convertible preferred stock and shares issuable upon the exercise of stock options and warrants as the effect of their inclusion is antidilutive during each period presented.

     Basic and diluted pro forma net loss per share is computed based on the weighted average number of shares of common stock outstanding giving effect to the conversion of convertible preferred stock into common stock upon the completion of the Company’s initial public offering on March 15, 2000 (using the if-converted method from the original issue date) as if the conversion and IPO had occurred on January 1, 2000. Diluted pro forma net loss per share excludes the impact of stock options and warrants, as the effect of their inclusion would be antidilutive. As of June 30, 2001, the Company had 7,018,116 options which have been excluded for calculation of Earnings Per share as their inclusion would be antidilutive.

     At June 30, 2001, the Company had 124,417 stock options that had been exercised but which were subject to repurchase at a weighted average exercise price of $0.32 per share. Accordingly, the impact of these unvested but exercised options has been removed from the calculation of weighted average shares outstanding for purposes of determining net loss per share.

     The following table presents shares used to calculate basic and diluted net loss per share:

	For the Quarter Ended		For the Quarter Ended
	June 30, 2001		June 30, 2000

	Actual	Pro Forma	Actual	Pro Forma

Weighted average shares outstanding	41,727,279	41,727,279	36,737,983	36,737,983

Weighting of shares subject to repurchase	(211,087)	(211,087)	(1,594,812)	(1,594,812)

Weighted average shares used to calculate basic and diluted earnings per share	41,516,192	41,516,192	35,143,171	35,143,171

	For the Six Months Ended		For the Six Months Ended
	June 30, 2001		June 30, 2000

	Actual	Pro Forma	Actual	Pro Forma

Weighted average shares outstanding	40,150,656	40,150,656	25,314,818	33,974,148

Weighting of shares subject to repurchase	(248,056)	(248,056)	(1,607,213)	(1,607,213)

Weighted average shares used to calculate basic and diluted earnings per share	39,902,600	39,902,600	23,707,605	32,366,935

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

     The Company is exposed to credit risk since it extends credit to its customers. The Company performs initial and ongoing evaluations of its customers’ financial positions, and generally extends credit on open account, requiring collateral as deemed necessary. As of June 30, 2001, two of the company’s customers accounted for 11% and 15% of its outstanding receivables.

     During the quarters ended June 30, 2001, and 2000, the Company had sales to certain significant customers, as a percentage of revenues, as follows:

	2001	2000

Customer A	18%	—

Customer B	11%	—

Customer C	11%	—

Customer D	—	10%

Customer E	—	14%

	40%	24%

     The Company operates in one business segment, digital media services and applications, for which the Company receives revenues from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s Executive Team (CET) which is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, and its other Senior Vice Presidents. The CET reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services for purposes of making decisions and assessing financial performance. The Company does not have any operating units which exceed the threshold required for separate disclosure and therefore, the Company does not have operating segments required to be separately disclosed by SFAS 131, “Disclosure About Segments of an Enterprise and Related Information”.

7. ACQUISITIONS, GOODWILL, INTANGIBLES AND OTHER LONG-TERM ASSETS

     Generally, the Company’s goodwill, intangibles and other assets have resulted from purchase acquisitions, equity transactions or the capitalization of software development costs. In the second quarter of 2001, the Company completed the acquisition of Addition Systems Inc. a developer of ad and content insertion technology. The purchase price consisted of cash and stock valued at approximately $2.5 million and was recorded as intangibles and will be amortized over three years. Addition Systems was at a pre-revenue stage and accordingly the impact as if operations started at the beginning of the year is not material to consolidated operating results.

     Pursuant to the terms of the acquisition of Vidipax, which closed in June 2000, the Company was required to make certain additional payments to the selling shareholder based upon the resolution of certain contingencies. In June 2001, those contingencies were resolved, resulting in an additional 2,189,111 shares being issued valued at approximately $3.2 million. This has been included as additional goodwill on the accompanying balance sheets and will be amortized over the remaining life of two years.

     In March 2001, the Company purchased DiscoverMusic, a Seattle company which is the largest provider of music samples on the Internet. The Company paid $4.0 million in cash, net of DiscoverMusic’s cash, and issued 3,677,013 shares of common stock valued at $6.1 million for cash and stock consideration of $10.7 million. As part of the purchase price, the Company placed some of the cash paid into an escrow account to pay for certain legal costs, if any, assumed. The total purchase price, including costs of the acquisition and liabilities assumed, totaled $16.3 million was allocated as follows:

(In millions)

Assets acquired	$5.2

Property and equipment	1.1

Customer list	7.9

Digital samples archive	2.1

$16.3

     The customer list and digital samples archive acquired are being amortized over three years. At March 31, 2001, approximately $1.0 million of the cash purchase price had not been remitted to the selling shareholders, and accordingly was presented within accrued expenses on the balance sheet at that date.

8. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

     Long-term Debt

     The Company has an equipment line of credit for up to $1.0 million secured by certain of the Company’s property and equipment. Advances under the equipment line are payable over 36 equal monthly installments that commenced on August 30, 1999. The equipment line bears interest at the bank’s prime rate (6.75% at June 30, 2001) and had an outstanding balance of approximately $361,000 as of June 30, 2001.

     The Company also has a credit facility that provides for advances up to $2.6 million for the purchase of capital equipment. Advances under the equipment loan are payable in 36 equal monthly installments from inception date and are secured by assets financed under the agreement. As of June 30, 2001, approximately $1.2 million was outstanding under the equipment facility. The notes payable bear interest at rates ranging from 8.57% to 9.65%, with various maturity dates through February 2003. A fee equal to 15% of the principal balance is due with the final payment of each advance. That additional fee is accrued on a monthly basis and is included in other accrued expenses and interest expense over the term of the loan.

     The Company has an additional credit facility that provides for a term loan of up to $10.0 million for the purchase of capital equipment. The facility bears interest payable monthly during each draw period at the bank’s prime rates plus 0.75% (7.50% at June 30, 2001), followed by 36 equal monthly payments of principal plus interest. Advances under this facility are secured by substantially all of the Company’s assets. At June 30, 2001, approximately $8.2 million was outstanding under the equipment credit facility. The Company also had a line of credit that allowed revolving borrowings aggregating up to $2.0 million, which expired on May 17, 2001 and was not renewed at the election of the Company. There were no borrowings outstanding under the credit line during the quarter ended June 30, 2001, although it had been used to back-up a stand-by letter of credit.

     Capital Lease Obligations

     In March 2001, in connection with the acquisition of DiscoverMusic, the Company assumed master lease agreements with two finance companies for the lease of certain property and equipment. Borrowings under the lease agreements have individual terms of 36 months and bear interest ranging from 9.00% to 9.25% and are collateralized by the assets purchased. As of June 30, 2001, approximately $745,000 was outstanding under the leases.

     The Company’s long-term debt and capital lease agreements require that the Company maintain various financial ratios on a quarterly basis. These financing arrangements also place restrictions on the amount of cash dividends that the Company could pay to its stockholders. The Company is in compliance with all necessary financial requirements.

9. STOCK-BASED COMPENSATION

     The Company records deferred stock compensation for the difference between the exercise price of stock options granted and the deemed fair market value or the price of the Company’s common shares as traded on the NASDAQ national market at the date of grant. The deferred compensation is amortized over the vesting period of the related options, which is generally four and one-half years.

     During the quarters ended June 30, 2001 and 2000, the Company amortized approximately $425,000 and $1.3 million, respectively, of deferred stock compensation that is included in stock-based compensation expense in the accompanying statements of operations. Due to stock option cancellations, approximately $700,000 and $860,000 of deferred stock compensation was reversed off of the balance sheets as of June 30, 2001 and 2000, respectively, and approximately $1.4 million and approximately $260,000 in previously amortized deferred stock compensation was recorded as a credit to stock-based compensation expense in the quarters ended June 30, 2001 and 2000, respectively. In the quarter ended June 30, 2000, a credit of $846,000 was recognized as an offset to stock-based compensation expense related to marking options granted to consultants to fair value. These options were canceled in the third quarter of 2000, and accordingly no such charges were recorded in 2001.

     The Company records stock-based compensation charges as a separate component of operating expenses. That amount represents the consulting expenses, amortization of stock options granted below fair market value, the charges for acceleration of options and amounts paid under rescission. In July 2001, the Company completed a stock option exchange whereby employees holding options with an exercise price greater than $4.30 were allowed to exchange those options at an exchange ratio of 3 for 4. A total of 1,083,250 options with a weighted average exercise price of $7.50, were exchanged for options to purchase 812,443 shares of common stock priced at $1.21 per share. The new options will be treated as a repricing in accordance with FASB Interpretation No. 44, and accordingly, will be treated under the variable method of accounting, which requires the company to mark the options to market until the date those options are exercised, are forefeited, or expire unexercised. The new options have a vesting period of three years from the date of issuance.

10. LEGAL PROCEEDINGS

     In connection with the acquisition of DiscoverMusic, Loudeye assumed certain liabilities and contingencies, including a patent infringement lawsuit filed by InTouch Group, Inc. (“InTouch”) in which DiscoverMusic is one of the defendants. We believe that we have meritorious defenses to InTouch’s claims and we intend to vigorously defend against such claims. However, to the extent that their patent rights are valid and enforceable and cover our activities, we may be required to pay damages, obtain a license to use such patents or use non- infringing methods to accomplish our activities with regard to the acquired interactive music previewing technology. It is possible that a license from InTouch would not be available on commercially acceptable terms, or at all, or that we would be unable to use our interactive music samples technology in a non-infringing manner. If successful, the InTouch claim that we violate their intellectual property rights could seriously harm our business by forcing us to cease using important intellectual property or requiring us to pay monetary damages.

     On July 26, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our present and former officers and directors as well as against the underwriters who handled our March 15, 2000 initial public offering of common stock. The complaint was filed allegedly on behalf of persons who purchased our common stock during the time period beginning on March 15, 1999 and ending on December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with the our initial public offering.

     Although neither Loudeye nor the individual defendants have filed an answer in this matter, Loudeye believes that it and the individual defendants have meritorious defenses to the claims made in the complaint and intends to contest the lawsuit vigorously. However, there can be no assurance that we will be successful, and an adverse resolution of the lawsuit would have an adverse affect on our financial position and results of operation in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit, although we do not believe it will have a material adverse impact on our financial condition or results of operations.

     On May 8, 2001, the company filed an arbitration demand with the American Arbitration Association (“AAA”) against Valley Media, Inc (“Valley”). The Company alleges that Valley is liable for substantial damages for material breaches of a Services Agreement between the companies dated as of December 17, 1999, in which Valley made representations and warranties and agreed to perform certain obligations to facilitate the creation of a venture to create and market an Internet music clip streaming service. The Company provided notice of its intent to terminate that agreement by letter dated February 6, 2001, and that termination was effective 30 days thereafter. The company has also alleged claims for misrepresentation, fraud, unjust enrichment and promissory estoppel. As of this date, the three-person arbitration panel had not yet been selected by AAA, and no substantive proceedings have commenced. No date for the arbitration hearing has been established. Under AAA rules, arbitration proceedings are confidential and private. Valley has filed an answer in which it denies liability, and asserts counterclaims for breach of contract, conversion, and declaratory relief.

11. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The Company believes that its current practices regarding purchase price allocation are consistent with FAS141, and accordingly does not believe that its implementation will require reclassification of intangibles with indefinite lives into goodwill or reclassification from goodwill into identified intangibles. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its estimated fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The Company currently has gross goodwill of approximately $3.9 million, with approximately $418,000 in related amortization as of June 30, 2001. This goodwill is expected to have related amortization expense of approximately $867,000 through the remainder of 2001, at which point amortization will cease. At implementation, the Company expects to have unamortized goodwill of approximately $2.5 million which will be treated in accordance with FAS142; accordingly, the Company expects the impact of implementation of these two standards to have a positive net future impact resulting from the decrease in amortization by approximately $2.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth at the end of this Item 2, the Risk Factors set forth in our Annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

     We are a leading provider of authorized digital media solutions that empower today’s top media, entertainment and Fortune 1000 companies to transform traditional media assets into dynamic digital content. Our digital media services and applications encompass an end-to-end solution for customers that includes:

•	media preservation and restoration;

•	media and metadata capture and digital archive management;

•	encoding, or the transformation of audio and video content into streaming media or digital download formats;

•	distribution through a variety of methods;

•	hosted subscription services for music samples; and

•	online radio.

     Loudeye’s operations are focused on digital music infrastructure and distribution because we believe it offers the best market opportunity for us over the next 12 to 24 months. Our solutions simplify and accelerate the process of delivering audio and video content on the Internet and other digital distribution platforms. Our proprietary systems and technology enable scalable and cost effective archival, retrieval and processing of large inventories of digital media. Our services and applications are built upon a robust production and delivery infrastructure. The benefits of our services and applications include:

•	an end-to-end solution to reduce complexity for customers and cost-effectively enable a wide range of digital media strategies;

•	significant capacity to process and manage large volume projects in a rapid time frame;

•	a highly scalable and extensible platform to enable tailored customer solutions;

•	platform agnostic applications, compatible with MS Windows Media Player, RealPlayer, Apple QuickTime and many others; and

•	strategic relationships with selected major media companies, content owners and digital media service providers.

     In the second quarter of 2001, we served over 150 customers, including AOL, MSN, Napster, Coca Cola, Hutchison 3G, CD Now!, Amazon.com, Sonicnet, BMG Direct, Universal Music Group, Tower Records, barnesandnoble.com, launch.com, and Real Networks.

     Our objective is to be the leading digital media infrastructure provider of comprehensive digital media solutions. We seek to achieve this objective through the following key strategies:

•	developing and marketing an end-to-end suite of products and services;

•	leveraging existing management, production and delivery systems to support new products and services;

•	establishing relationships and obtaining content licensing agreements from content owners;

•	expanding into selected international markets; and

•	selectively pursuing strategic acquisitions to strengthen our market position, expand our proprietary technology and accelerate our product strategy.

     Despite the serious legal issues raised, the Napster experience in 2000 demonstrated the growing demand for digital music, and we believe that demand will continue to grow. To address the opportunity in the digital music market, we intend to focus our efforts on developing and marketing an end-to-end suite of digital music services and applications that leverage our advanced digital media infrastructure systems and software applications. This will enable media and music companies to deliver authorized digital music offerings to this growing audience. To support these initiatives, we intend to continue executing our strategy to develop relationships with copyright owners in the music industry, including major music companies, independent record labels, artists and publishers, to enable them, and their authorized licensees, to distribute digital music to their audiences. To this end, in 2000 we announced content licensing agreements with Universal Music Group, Warner Music Group and BMG Entertainment. In 2001 we announced licensing agreements with Sony Music Entertainment, Inc. and EMI Recorded Music.

     Substantially all of our revenues to date have been generated from digital media services. With the acquisition of DiscoverMusic in March 2001, we began generating recurring digital media applications revenues from Media Subscription Services provided through an applications service provider model, whereby we charge our customers for digital media services on either a time and materials basis or a fixed fee basis that depends on a variety of factors, such as volume and type of content provided and number and type of output formats requested. We recognize digital media services revenues as the service is provided and we have no further involvement. Standard payment terms with customers require payment within 30 days of the invoice date. Our ongoing digital media applications strategy consists primarily of the Media Subscription Services applications obtained in the DiscoverMusic acquisition and online radio technology acquired through assets purchased from OnAir Streaming Networks in March 2001, Addition Systems, Inc. in June 2001 and theDial.com in July 2001.

     We have sustained losses on a quarterly basis since inception and we expect to sustain losses for the foreseeable future. For the three months ended June 30, 2001, we had a net loss of $11.0 million. As of June 30, 2001, we had an accumulated deficit of $103.3 million. Operating losses resulted from significant costs incurred in the development and sale of our products and services as well as significant non-cash charges related to stock-based compensation and amortization or write-down of intangibles and other assets associated with the corporate restructuring. In addition to normal, recurring charges, we recorded $14.6 million and $3.1 million in special charges in the first and second quarters of 2001, respectively related to a company-wide restructuring of operations. These charges related to employee severance, impairments of assets and facilities consolidation. We expect the restructuring of operations to generate significant cost savings once fully implemented.

     We anticipate that operating expenses, as well as planned capital expenditures, debt repayments and any acquisitions, will constitute a material use of our cash resources throughout the remainder of 2001. We expect to incur additional losses and continued negative cash flow from operations in the foreseeable future. We cannot assure you that we will achieve or sustain profitability.

     Our limited operating history makes the prediction of future operating results difficult. In view of our limited operating history and the early and rapidly evolving nature of our business, we believe that interim and annual period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of future performance. Our business prospects must be considered in light of the risks and uncertainties often encountered by early-stage companies in the Internet-related products and services market. We may not be successful in addressing these risks and uncertainties. We have experienced significant percentage growth in revenues in recent periods; however, we do not believe that prior growth rates or possibly even sequential quarterly growth are sustainable or indicative of future growth rates (see “Forward-Looking Statements”). In some future quarter our operating results may fall below our expectations as well as those of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

Results of Operations

Three Months Ended June 30, 2001 compared to 2000

     Revenues. Revenues totaled $2.7 million and $2.6 million for the three months ended June 30, 2001 and 2000, respectively. The increase was primarily due to the acquisition of DiscoverMusic in March 2001 and the acquisition of VidiPax in June 2000, offset largely by decreases in revenues associated with video encoding projects and consulting services. Historically, we have operated in one segment, Digital Media Services and Applications, although we have included additional detail to provide insight into our operations and revenues.

     We earned approximately $800,000 of revenue from our four largest audio projects in the second quarter of 2001, as compared with approximately $775,000 for our four largest such projects in 2000. We expect this trend of significant revenue concentration among large audio customers to continue for the balance of 2001, however the timing of any revenue realized will continue to be affected by issues surrounding the rights of our customers to use copyrighted music and the ultimate survival of varied business models.

     Media Subscription Services revenues totaled $915,000 in the three months ended June 30, 2001 and includes revenues related to the offering of music samples through the platform obtained in the DiscoverMusic acquisition during the first quarter. We had no subscription services available in the three months ended June 30, 2000, and accordingly had no revenues. We expect the quarterly revenues to remain relatively flat or increase modestly as the customer base evolves. Our Media Subscription Services strategy for the future is geared towards the online music industry and our Music Samples offerings. Additional Subscription Services offerings may be available in the future in areas such as online radio, full song lockers and other music-related subscription offerings.

     Video and other related revenues increased modestly on a comparative basis. Video encoding projects decreased significantly in the first and second quarters of 2001 and media restoration revenues, including those from VidiPax increased due to inclusion in our financial results in 2001 and not in the same period in 2000. We expect video-related revenues to decrease or remain relatively flat on a sequential or quarter-over-quarter basis in 2001 as we continue to focus primarily on digital music opportunities.

     Consulting services related primarily to video projects, and the related revenues, decreased both on a comparative basis and on a sequential quarterly basis primarily due to fewer projects and our reduction in the number of consultants we employ. We expect that consulting services revenues will not be a significant component of our revenues in the future.

     In the three months ended June 30, 2000 we generated revenues from the sale or license of custom applications totaling $153,000. These revenues related to product offerings that we decided to no longer support in conjunction with our operational restructuring. In the three months ended June 30, 2001 we generated no revenues from sales or license of such technologies. We do not expect to generate any revenues from such applications in the foreseeable future.

     Cost of Revenues. Cost of revenues decreased to $2.5 million in the three months ended June 30, 2001 from $3.0 million in the period ended June 30, 2000. Cost of revenues includes the cost of production and consulting, personnel and an allocated portion of facilities and equipment and other supporting functions related to the delivery of digital media services and applications. A stock-based compensation credit of $80,000 and stock-based compensation charges of $87,000 for the quarters ended June 30, 2001 and 2000, respectively, are attributable to employees included in cost of revenues and are presented in the separate operating expense line item within the statements of operations. Cost of revenues as a percent of revenues decreased significantly from the same period in 2000 primarily due to decreased personnel and facilities costs as a result of our restructuring; decreased depreciation related to equipment taken out of service or otherwise disposed of and the inclusion of higher margin product offerings acquired from DiscoverMusic and VidiPax. We expect margins on traditional service offerings to remain fairly constant through the remainder of 2001 and expect future margins to improve as product mix changes towards Media Subscription Services and offerings based upon our automated production system.

     Operating Expenses. Total operating expenses were $11.6 million and $9.9 million in the three months ended June 30, 2001 and 2000, respectively.

     Research and Development Expenses. Research and development expenses totaled $2.7 million and $1.8 million in the three months ended June 30, 2001 and 2000, respectively. Research and development expenses consist of salaries and consulting fees paid to support technology development, costs of technology acquired from third parties to incorporate into applications and other proprietary technology currently under development, including further development of our automated production system, continued development of online radio technology and other unannounced applications. The increase over the same period in 2000 is primarily due to the acquisition of OnAir on-line radio technology and personnel in the first quarter of 2001. A stock-based compensation credit of $50,000 related to stock option cancellations and stock-based compensation charges of $54,000 for the quarters ended June 30, 2001 and 2000, respectively, are attributable to employees included in research and development and are presented in the separate operating expense line item within the statements of operations.

     We do not currently have any development projects which meet the criteria for capitalization. We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructuring and focus on digital audio opportunities, development headcount was significantly reduced in the second quarter and, as a result, we expect research and development expenses to continue at sequentially lower rates in the second half of 2001.

     Sales and Marketing Expenses. Sales and marketing expenses totaled $2.7 million and $4.2 million in the three months ended June 30, 2001 and 2000, respectively. Sales and marketing expenses consist primarily of salaries, commissions, co-marketing expenses, trade show expenses, product branding costs, advertising and cost of marketing collateral. The significant decrease in sales and marketing expenses was primarily due to the decreased personnel subsequent to our corporate restructuring.

A stock-based compensation credit of $132,000 related to stock option cancellations and stock-based compensation charges of $142,000 for the quarters ended June 30, 2001 and 2000, respectively, are attributable to employees included in sales and marketing and are presented in the separate operating expense line item within the statements of operations.

     General and Administrative Expenses. General and administrative expenses totaled $2.5 million and $1.9 million in the three months ended June 30, 2001 and 2000, respectively. General and administrative expenses consist primarily of unallocated rent, facilities and information technology charges, salaries, legal expenses for general corporate purposes and investor relations and other costs associated with being a public company. The increase was primarily due to contractual bonuses paid to employees acquired in the Vidipax transaction and increased legal expenses related to ongoing corporate initiatives. We believe that general and administrative expenses will decrease slightly or remain flat in future periods, although, new initiatives may cause these expenses to actually increase over time. A stock-based compensation credit of $733,000 and $55,000 related to stock option cancellations for the quarters ended June 30, 2001 and 2000, respectively, are attributable to employees included in general and administrative and are presented in the separate operating expense line item within the statements of operations.

     Amortization of Intangibles and Other Assets. Amortization of intangibles and other assets totaled $1.6 million and $1.8 million in the three months ended June 30, 2001 and 2000, respectively, and includes amortization of the goodwill and identified intangible assets related to past acquisitions and amortization related to the fair value of warrants granted to certain partners. The decrease was primarily due to lower amortization on intangibles resulting from the Alive.com transaction in 1999, which were written down in the impairment charge in the first quarter of 2001. This decrease was significantly offset by increased amortization resulting from the Discovermusic and OnAir transactions in the first quarter of 2001. The closing of the Addition Systems, Inc. acquisition in June 2001 and theDial.com asset and technology purchase in July 2001 will increase future amortization. We expect to continue our online radio strategy and should additional acquisitions occur, amortization expense will increase accordingly.

     Stock-Based Compensation. Stock-based compensation totaled a credit of $995,000 and expense of $228,000 in the three months ended June 30, 2001 and 2000, respectively. Stock-based compensation in 2001 consisted of approximately $425,000 in amortization of deferred stock compensation, offset by a credit related to option cancellations resulting from employee terminations associated with the Corporate restructuring which had previously amortized deferred stock compensation of approximately $1.4 million. Stock-based compensation in 2000 consisted of $1.3 million in amortization of deferred stock compensation related to stock options granted below deemed fair market value through March 31, 2000 offset by a credit of $846,000 related to marking options granted to consultants to fair market value as of June 30, 2000.

     In July 2001, we completed a stock option exchange whereby employees holding options with an exercise price greater than $4.30 were allowed to exchange those options at an exchange ratio of 3 for 4. A total of 1,083,250 options with a weighted average exercise price of $7.50, were exchanged for options to purchase 812,443 shares of common stock priced at $1.21 per share. The new options will be treated as a re-pricing in accordance with FASB Interpretation No. 44, and accordingly, will be treated under the variable method of accounting, which requires the company to mark the intrinsic value of the options to market until the date those options are exercised, are forfeited, or expire unexercised. The new options have a vesting period of three years from the date of issuance. As a result of this tender offer, we believe that stock-based compensation will fluctuate in future periods as our stock price continues to fluctuate.

     Special Charges. In January 2001, we announced a cost-savings initiative which resulted in a $3.1 million special charge being incurred in the second quarter of 2001 for severance payments to employees terminated, facilities closure costs and certain asset impairments. The significant components of the special charge in the second quarter are as follows:

(in millions)	June 30, 2001

Property and equipment charges	1.4

Severance costs	1.7

$3.1

     Included in the property and equipment charges are accrued lease buy-out fees for closed facilities as well as assets related to the reduction in headcount which took place as a result of the announced restructuring. We do not currently anticipate future special charges or impairments; however, we reevaluate the carrying value of our assets at appropriate times, and future charges may be necessary if conditions require them.

     Interest Income. Interest income representing earnings on our cash, cash equivalents and short-term investments totaled $838,000 and $1.7 million in the three months ended June 30, 2001 and 2000, respectively. The decreased income was due primarily to our significantly lower average cash and investment balances in 2001 in addition to lower interest rates. We expect that our interest income will decrease in the future as our cash balances decrease to fund our operating, investing and financing activities.

     Interest Expense. Interest expense and other consists of interest expense related to our debt instruments as well as amortization of financing charges related to our debt instruments. This totaled $334,000 and $166,000 in the three months ended June 30, 2001 and 2000, respectively. The increase was due primarily to increased levels of borrowings incurred to finance fixed asset acquisitions, partially offset by decreased interest rates.

Six Months Ended June 30, 2001 compared to 2000

     Revenues. Revenues totaled $4.6 million and $4.2 million for the six months ended June 30, 2001 and 2000, respectively. The increase overall was primarily due primarily to the acquisition of DiscoverMusic in March 2001 and the acquisition of VidiPax in June 2000, offset largely by decreases in revenues associated with video encoding projects and consulting services.

     Media Subscription Services revenues totaled $1.2 million in the six months ended June 30, 2001. We had no subscription services available in the six months ended June 30, 2000, and accordingly had no revenues. Video and other related revenues remained relatively flat on a comparative basis. Revenues from video encoding projects and consulting projects decreased significantly in the first half of 2001 as a result of our decision to de-emphasize that portion of our business due to current market conditions. Media restoration revenues which include those from VidiPax increased due to the inclusion of six months in our financial results in 2001 and a half month in the same period in 2000. In the six months ended June 30, 2000 we generated revenues from the sale or license of custom applications totaling $251,000. These revenues related to product offerings which we decided are no longer supported after our operational restructuring. In the six months ended June 30, 2001 we generated no revenues from sales or license of such technologies.

     Cost of Revenues. Cost of revenues increased to $5.8 million in the six months ended June 30, 2001 from $5.2 million in the period ended June 30, 2000. A stock-based compensation credit of $59,000 related to stock option cancellations and stock-based compensation charges of $340,000 for the two quarters ended June 30, 2001 and 2000, respectively, are attributable to employees included in cost of revenues and are presented in the separate operating expense line item within the statements of operations. Cost of revenues as a percent of revenues increased slightly from the same period in 2000 primarily due to the significantly higher personnel levels in the first quarter of 2001, due in part to the acquisition of DiscoverMusic in the first quarter of 2001. Additional depreciation in 2001 from significant asset acquisitions in 2000 also contributed to the increase on a gross basis. These increases were partially offset by the inclusion of higher margin product offerings acquired from DiscoverMusic and VidiPax. We expect margins on traditional service offerings to remain fairly constant through the remainder of 2001 and expect future margins to improve as product mix changes towards Media Subscription Services and offerings based upon our automated production system.

     Operating Expenses. Total operating expenses were $37.4 million and $20.5 million in the six months ended June 30, 2001 and 2000, respectively. This overall increase was primarily due to a $17.7 million special charge in 2001.

     Research and Development Expenses. Research and development expenses totaled $5.4 million and $3.1 million in the six months ended June 30, 2001 and 2000, respectively. The increase over the same period in 2000 is primarily due to the acquisition of OnAir on-line radio technology and personnel in the first quarter of 2001, increased headcount in the first quarter of 2001 over the same period in the prior year and the cessation of capitalization of software development costs on completed projects in 2000. We do not currently have any development projects which meet the criteria for capitalization. Costs of developing the automated production system, continued development of online radio technology and other unannounced applications comprised a majority of our research and development expenses in 2001, while 2000 included a number of projects which have since been terminated. A stock-based compensation credit of $37,000 related to stock option cancellations and stock-based compensation charges of $211,000 for the two quarters ended June 30, 2001 and 2000, respectively, are attributable to employees included in research and development and are presented in the separate operating expense line item within the statements of operations.

     We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructuring and focus on digital audio opportunities, development headcount was significantly reduced in the second quarter and, as a result, we expect research and development expenses to continue sequentially at lower rates in the second half of 2001.

     Sales and Marketing Expenses. Sales and marketing expenses totaled $5.3 million and $7.0 million in the six months ended June 30, 2001 and 2000, respectively. Sales and marketing expenses consist primarily of salaries, commissions, co-

marketing expenses, trade show expenses, product branding costs, advertising and cost of marketing collateral. The significant decrease in sales and marketing expenses was primarily due to the decreased personnel subsequent to our corporate restructuring and an overall reduction in marketing spending. A stock-based compensation credit of $98,000 related to stock option cancellations and stock-based compensation charges of $558,000 for the two quarters ended June 30, 2001 and 2000, respectively, are attributable to employees included in sales and marketing and are presented in the separate operating expense line item within the statements of operations.

     General and Administrative Expenses. General and administrative expenses totaled $5.2 million and $3.5 million in the six months ended June 30, 2001 and 2000, respectively. The increase was primarily due to full-scale operations in facilities opened during late 1999 and the first quarter of 2000 and, subsequent to our March 2000 initial public offering, the significant increase required to support a larger organization and increased public reporting requirements. Additional increases were due to contractual bonuses paid to employees acquired in the Vidipax transaction and increased legal expenses related to ongoing corporate initiatives. We believe that general and administrative expenses will decrease slightly or remain flat in future periods as a result of our restructuring efforts, although, new initiatives may cause these expenses to actually increase over time. Stock-based compensation charges of $92,000 and $2.3 million for the two quarters ended June 30, 2001 and 2000, respectively, are attributable to employees included in general and administrative and are presented in the separate operating expense line item within the statements of operations.

     Amortization of Intangibles and Other Assets. Amortization of intangibles and other assets totaled $3.8 million and $3.5 million in the six months ended June 30, 2001 and 2000, respectively, and includes amortization of the goodwill and identified intangible assets related to past acquisitions and amortization related to the fair value of warrants granted to certain partners. The increase was primarily due to increased amortization resulting from the DiscoverMusic and OnAir transactions in the first quarter of 2001 and amortization of intangibles resulting from the VidiPax acquisition in June 2000, partially offset by lower amortization on intangibles resulting from the Alive.com transaction in 1999, which were written down in the impairment charge in the first quarter of 2001. The closing of the Addition Systems, Inc. acquisition in June 2001 and theDial.com asset and technology purchase in July 2001 will increase future amortization. We expect to continue our online radio strategy and should additional acquisitions occur, amortization expense will increase accordingly.

     Stock-Based Compensation. Stock-based compensation totaled a credit of $102,000 and expense of $3.4 million in the six months ended June 30, 2001 and 2000, respectively. Stock-based compensation in 2001 consisted of approximately $920,000 in amortization of deferred stock compensation, a charge of $635,000 related to a modification associated with stock options held by a former employee offset by a credit related to option cancellations resulting from employee terminations associated with the Corporate restructuring which had previously amortized deferred stock compensation of approximately $1.7 million. Stock-based compensation in 2000 consisted of $2.6 million in amortization of deferred stock compensation related to stock options granted below deemed fair market value through March 31, 2000, charges of $1.1 million related to marking options granted to consultants to fair market value as of June 30, 2000 and a credit resulting from option cancellations which had previously amortized deferred stock compensation of approximately $262,000.

     Special Charges. In January 2001, we announced a cost-savings initiative which resulted in a $947,000 special charge being incurred in 2000, and restructuring special charges in the first two quarters of 2001 for severance payments to employees terminated, facilities closure costs, asset impairments and intangibles impairments. The significant components of the special charge are as follows:

			Six Months ended
(in millions)	June 30, 2001	March 31, 2001	June 30, 2001

Intangible and other asset impairments	$—	$11.3	$11.3

Property and equipment impairments	1.4	1.5	2.9

Software impairments	—	0.8	0.8

Severance costs	1.7	0.7	2.4

Other	—	0.3	0.3

	$3.1	$14.6	$17.7

     The Company determined that due to the acquisition of a platform for music samples acquired from DiscoverMusic, the previously capitalized software costs associated with Loudeye’s separately developed music samples platform were redundant and not recoverable. Accordingly, since the code base developed by Loudeye will not be sold or otherwise used, it was determined to have no further value and the remaining unamortized cost, approximately $600,000, was adjusted to zero.

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

     The Company’s decision to focus on the digital audio business, the termination of most of its video production personnel and the continued decline in demand for its video offerings led to a further review of its video assets. The Company performed a review of the current market prices for similar used equipment and adjusted the remaining value of its video assets down to the estimated net realizable value.

     We do not currently anticipate future special charges or impairments; however, we reevaluate the carrying value of our assets at appropriate times, and future charges may be necessary if conditions require them.

     Interest Income. Interest income representing earnings on our cash, cash equivalents and short-term investments totaled $2.1 million and $2.4 million in the six months ended June 30, 2001 and 2000, respectively. The decreased income was due primarily to our lower average cash and investment balances in 2001 in addition to lower interest rates. We expect that our interest income will decrease in the future as our cash balances decrease to fund our operating, investing and financing activities.

     Interest Expense. Interest expense and other consists of interest expense related to our debt instruments as well as amortization of financing charges related to our debt instruments. This totaled $676,000 and $276,000 in the six months ended June 30, 2001 and 2000, respectively. The increase was due primarily to increased levels of borrowings incurred to finance fixed asset acquisitions, partially offset by decreased interest rates.

Liquidity and Capital Resources

     As of June 30, 2001, we had approximately $70.1 million of cash, cash equivalents and short-term investments.

     Net cash used in operating activities was $13.3 million and $14.5 million in the six months ended June 30, 2001 and 2000, respectively. For 2001, cash used in operating activities resulted primarily from a net loss of $37.2 million, partially offset by non-cash charges totaling $21.8 million related to stock- based compensation, depreciation and amortization, and the non-cash component of the special charge, a decrease of approximately $1.5 million in accounts receivable and an increase in accrued compensation, benefits and other expenses of $2.1 million. Cash used in operating activities in 2000 was due primarily to a net loss of $19.4 million, a decrease in accounts payable of $4.1 million, partially offset by an increase in accrued compensation, benefits and other expenses of $1.4 million and non-cash stock-based compensation, depreciation and amortization charges totaling $8.4 million.

     Net cash provided by investing activities was $22.8 million in the six months ended June 30, 2001, and net cash used in investing activities was $15.1 million in the six months ended June 30, 2000. For 2001, cash provided by investing activities was primarily related to the net sales of short-term investments, partially offset by purchases of property and equipment and cash paid for the acquisition of DiscoverMusic and certain assets of OnAir in March 2001, and certain assets of Addition Systems in June 2001. Cash used in investing activities in 2000 was primarily related to purchases of property and equipment, cash paid for acquisition of businesses and capitalized software costs.

     Net cash used in financing activities was $2.3 million in the six months ended June 30, 2001 and net cash provided by financing activities was $87.8 million in the six months ended June 30, 2000. The cash used in financing activities in 2001 primarily resulted from principal payments of our long-term debt and capital lease obligations. Net cash provided by financing activities in 2000 primarily resulted from the net proceeds of our initial public offering, the concurrent sale of common shares to a strategic investor, and the underwriters’ exercise of their over-allotment option.

     As of June 30, 2001, our principal commitments consisted of obligations outstanding under operating leases, as well as notes payable totaling $10.7 million under our credit facilities and capital lease obligations. In addition, we have certain financial commitments under existing agreements that will require significant uses of our cash resources. We entered into a strategic partnership agreement that commits us to purchase at least $625,000 in services in 2001. As of June 30, 2001, approximately $563,000 is outstanding under this commitment.

     Since our inception, our operating expenses have significantly increased in order to support our growth. We currently anticipate that such expenses will continue to be a material use of our cash resources. We expect that capital expenditures, excluding acquisitions, will total approximately $5.0 million in calendar year 2001.

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

RISK FACTORS

We have a limited operating history, making it difficult for you to evaluate our business and your investment

     The Company was formed as a limited liability company in August 1997 and incorporated in March 1998. We therefore have a very limited operating history upon which an investor may evaluate our operations and future prospects. Because of our limited operating history, we have limited insight into trends that may emerge and affect our business. In addition, the revenue and income potential of our business and market are unproven. Because of the recent emergence of the Internet media infrastructure industry, our executives have limited experience in this industry. As a young company, we face risks and uncertainties relating to our ability to implement our business plan successfully, particularly due to the relatively early stage of the streaming media industry. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the Internet media infrastructure industry, using new and unproven business models.

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline

     We have incurred net losses from operations of $89.2 million during the period August 12, 1997 (inception) through June 30, 2001. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows for the foreseeable future. To achieve profitability, we must, among other things:

•	Incorporate the Company’s online radio technology strategy;

•	Achieve customer adoption and acceptance of our products and services;

•	Successfully scale our current operations;

•	Introduce new digital media services and applications;

•	Implement and execute our business and marketing strategies;

•	Address media copyright issues without negatively impacting our business;

•	Develop and enhance our brand;

•	Adapt to meet changes in the marketplace;

•	Respond to competitive developments in the Internet media infrastructure industry;

•	Continue to attract, integrate, retain and motivate qualified personnel; and

•	Upgrade and enhance our technologies to accommodate expanded digital media service and application offerings.

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

•	Variability in demand for our digital media services and applications;

•	Profitability and viability of existing and emerging businesses focused on distribution of digital media content over the Internet;

•	Willingness of our customers to enter into digital media and applications services agreements for digital media in light of the economic and legal uncertainties related to their business models;

•	Ability of our customers to procure necessary intellectual property rights in the digital media content they intend to utilize in their businesses;

•	Market acceptance of new digital media services and applications offered by us and our competitors;

•	Introduction or enhancement of digital media services and applications offered by us and our competitors;

•	The mix of distribution channels through which our products and services are licensed and sold;

•	Changes in the growth rate of Internet usage and adoption of broadband access;

•	Variability in average order size or product mix;

•	Changes in our pricing policies or the pricing policies of our competitors;

•	Technical difficulties with respect to the use of our products;

•	Governmental regulations affecting use of the Internet, including regulations concerning intellectual property rights and security measures;

•	The amount and timing of operating costs and capital expenditures related to expansion of our business operations and infrastructure;

•	General economic conditions such as fluctuating interest rates and inflation; and

•	Economic conditions specifically related to the Internet such as fluctuations in the costs of Internet access, hardware and software.

     As a result of our cost savings initiative, we expect our operating expenses to decrease in absolute dollars on an annual basis, but over time, they will likely increase. Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of expected future revenues. However, future changes in our business model may require future increases in operating expenses in order to execute our business plan. These expenditure levels are, to a large extent, fixed in the short term. Thus, we may not be able to adjust spending in a timely manner to compensate for any shortfall in revenues and any significant shortfall in revenues relative to planned expenditures could have an immediate adverse effect on our business and results of operations. If our operating results fall below our expectations as well as those of securities analysts and investors in some future periods, our stock price will likely decline.

     Historically, we have priced our digital media services based on the customer’s projected service volumes. We generally offer our digital media services through volume purchase orders with prices determined by customers committing to specific service volumes and schedules and paying nonrefundable deposits. We attempt to secure these commitments from customers to enable us to schedule time in our production facilities, to staff our operations efficiently and to forecast revenues and cost of revenues. If our customers are not willing to do business with us on these terms or if they do not fulfill their commitments under volume purchase orders, our ability to forecast revenues will be adversely affected and could contribute to increased fluctuation in our quarterly results, which could seriously harm our business.

     Although we have recently achieved significant percentage increases in our quarter over quarter revenues, we believe future quarters may not show similar percentage revenue changes and may show declining revenue.

Our common stock price has been volatile and there is a risk we could be delisted from the Nasdaq National Market

     Our common stock price has been, and may continue to be, extremely volatile, and there is a risk we could be delisted from the Nasdaq National Market. The market price of our common stock has declined significantly in recent months, and we expect that it will continue to be subject to significant fluctuations as a result of variations in our quarterly operating results and volatility in the financial markets. On several recent occasions, our stock has traded below $1.00 and may continue to do so. If our stock continues to trade below $1.00 per share for 30 consecutive business days, we may receive notice from the Nasdaq National Market that we need to comply with the requirements for continued listing on the Nasdaq National Market within 90 calendar days from such notification or be delisted. If our stock is delisted from the Nasdaq National Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to “penny stock” regulations. If our common stock were subject to “penny stock” regulations, which apply to certain equity securities not traded on the Nasdaq National Market which have a market price of less than $5.00 per share, subject to limited exceptions, additional disclosure would be required by broker-dealers in connection with any trades involving such penny stock.

Substantial sales of our common stock could cause our stock price to decline

     Sales of a substantial number of shares of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the common stock by potentially introducing a large number of sellers of our common stock into a market in which the common stock price is already volatile, thus driving the common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

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

     We may be liable or alleged to be liable to third parties for the content that we encode, distribute or make available on our site:

•	If the content or the performance of our services violates third party copyright, trademark, or other intellectual property rights;

•	If our customers violate the intellectual property rights of others by providing content to us or by having us perform digital media services; or

•	If content that we encode or otherwise handle for our customers is deemed obscene, indecent, or defamatory.

     In addition, we face the risk that our customers might not have all necessary ownership or license rights in the content for us to perform our encoding services. Any alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management’s attention which could have an adverse effect on our business, results of operations and financial condition. Our customers for encoding services generally agree to hold us harmless from claims arising from their failure to have the right to encode the content given to us for that purpose. However, customers may contest this responsibility or not have sufficient resources to defend claims and we have limited insurance coverage for claims of this nature.

     Because we host audio and video content on our Web site and on other Web sites for customers and provide services related to digital media content, we face potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials we host. Claims of this nature have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. The music industry in particular has recently been the focus of heightened concern with respect to copyright infringement and other misappropriation claims, and the outcome of developing legal standards in that industry is expected to impact music, video and other content being distributed over the Internet. These risks are difficult to quantify in light of the continuously evolving nature of laws and regulations governing the Internet. Any claim relating to proprietary rights, whether meritorious or not, could be time- consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements, and we can not assure you that we will have adequate insurance coverage or that royalty or licensing agreements will be available on terms acceptable to us or at all.

We depend on a limited number of customers for a majority of our revenues so the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenues and operating results

     A limited number of customers have accounted for a majority of our revenues and will continue to do so for the foreseeable future. During the three months ended June 30, 2001, three of our customers accounted for approximately 40% of our revenues; while in the three months ended June 30, 2000, two other customers accounted for approximately 24% of our revenues. We believe that a small number of customers will likely continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues for the quarter. If we were to lose a key customer, our business, financial condition, and operating results could suffer. In addition, if any customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing our customer base, our business could be harmed.

We rely on strategic relationships to promote our services and for access to licensed technology and content; if we fail to maintain or enhance these relationships, our ability to serve our customers and develop new services and applications could be harmed

     Our ability to provide our services to users of multiple technologies and platforms depends significantly on our ability to develop and maintain our strategic relationships with key streaming media technology companies including, among others, Apple Computer, Inc., Microsoft Corporation, and RealNetworks, Inc. We rely on these relationships for licensed technology to maintain our ability to service RealNetworks RealMedia, Microsoft Windows Media and Apple Quicktime platforms and applications. In addition, we rely on relationships with major recording labels for our music content licensing strategy. Obtaining comprehensive music content licenses is challenging, as doing so may require us to obtain copyright licenses with various third parties in the fragmented music recording and publishing industries. These copyrights often address differing activities related to the delivery of digital media, including reproduction and performance, some of which may require separate licensing arrangements from various rights holders such as publishers, artists and record labels. The effort to obtain the necessary rights by such third parties is often significant, and could disrupt, delay, or prevent us from executing our business plans. Because of the large number of potential parties from which we must obtain licenses, we may never be able to obtain a sufficient number of licenses to allow us to provide services that will meet our customers’ expectations. We cannot be certain that we will be successful in developing new relationships or that our partners will view these relationships as significant to their own business or that they will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our brand and services.

Our growth could be limited if we fail to successfully identify and integrate potential acquisitions and investments

     We expect to evaluate and acquire businesses, technologies, services, or products that we believe are a strategic fit with our business. Entering into an acquisition entails many risks of any which could materially harm our business, including:

•	Diversion of management’s attention from other business concerns;

•	Failure to assimilate the acquired company with our pre-existing business;

•	Potential loss of key employees from either our pre-existing business or the acquired business;

•	Dilution of our existing stockholders as a result of issuing equity securities; and

•	Assumption of liabilities of the acquired company.

•	Complementary products and services may not be available on commercially reasonable terms;

•	We may be unable to compete for acquisitions of products and services with many of our competitors who have greater financial resources than we do;

•	Acquired products and services may not meet the needs of our customers;

•	We may incur difficulties associated with the integration of the personnel and operations of an acquired company with our personnel and operations;

•	We may incur difficulties in assimilating products, services or technologies, with our existing products, services and technologies we obtained from acquisitions; and

•	Integration of acquired and existing products and services may result in decreases in revenue from existing products and services.

     In particular, transactions of this sort require the process of integrating an acquired business, technology, service, or product and may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition will be realized. For example, we may not be able to successfully assimilate the personnel, technology, operations and customers we obtained from acquisitions into our business. In addition, we may fail to achieve the anticipated synergy from these acquisitions, including marketing, product development, distribution and other operational synergies. Acquisitions could also result in material use of cash resources, potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, or amortization expenses related to goodwill and other intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business, results of operations and financial condition.

     In addition, the reduced availability of write-offs for in-process research and development costs under the purchase method of accounting in connection with an acquisition could make an acquisition more costly for us. We will incur additional amortization expense in future periods as a result of the excess purchase price associated with our acquisitions of DiscoverMusic and Addition Systems, Inc. and certain assets and technology from OnAir and theDial.com.

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

A class action lawsuit has been filed against us which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business

     We and certain of our current and former officers and directors are named as defendants in a purported class action complaint which has been filed allegedly on behalf of certain persons who purchased our common stock during the time period beginning on March 15, 1999 and ending on December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Primarily it alleges that there was undisclosed compensation received by our underwriters in connection with our initial public offering.

     We can provide no assurance as to the outcome of this matter. Any resolution of this matter in a manner adverse to us would have a material adverse affect on our financial position and results of operation. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace.

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

The failure to retain and attract key technical personnel and other highly qualified employees could harm our business

     Because of the complexity of our services, applications and related technologies, we are substantially dependent upon the continued service of our existing product development personnel. In addition, we may hire additional engineers with high levels of experience in designing and developing software and rich media products in time pressured environments. There is intense competition in the Puget Sound region for qualified technical personnel in the software and technology markets. As we continue to introduce additional applications and services, and as our customer base and revenues grow, we will need to hire additional qualified personnel in other areas of operations as well. New personnel will require training and education and take time to reach full productivity. Our failure to attract, train, and retain these key technical personnel could seriously harm our business. Further, our business and operations are substantially dependent on the performance of our executive officers and key employees, all of whom are employed on an at-will basis and have worked together for only a relatively short period of time. We do not maintain “key person” life insurance on any of our executive officers. In addition, we hired or named new employees in 2000 and 2001 in key executive positions, including our Chief Executive Officer, Chief Financial Officer, Vice President of Sales, Vice President of Marketing and General Counsel. The loss of several key executives could seriously harm our business. Finally, we added DiscoverMusic and OnAir employees in connection with our acquisition of DiscoverMusic and our acquisition of online radio application technology and select infrastructure assets of OnAir. As we complete the integration of those acquisitions and employees, we are reviewing our organizational structure and number of employees. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

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

     In addition, we may not compete successfully against current or future competitors, many of whom have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that are more sophisticated than our own. For these and other reasons, our competitors’ products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations.

Our industry is experiencing consolidation that may intensify competition

     The Internet and media distribution industries have recently experienced substantial consolidation and a proliferation of strategic transactions. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

•	competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

•	competitors could obtain exclusive access to desirable multimedia content and prevent that content from being available in our formats, thus decreasing the use of our products and services to distribute and experience the content that audiences most desire, and hurting our ability to attract advertisers to our Web sites and product offerings;

•	suppliers of important or emerging technologies could be acquired by a competitor or other company which could prevent us from being able to utilize such technologies in our offerings, and disadvantage our offerings relative to those of competitors;

•	a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and

•	other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content, or which could dramatically change the market for our products and services.

     Any of these results could put us at a competitive disadvantage which could cause us to lose customers, revenue and market share. They could also force us to expend greater resources to meet the competitive threat, which could also harm our operating results.

Our business model is unproven, making it difficult to forecast our revenues and operating results

     Our business model is based to a certain degree on the premise that digital media content providers and developers will outsource a large percentage of their encoding services needs and content management needs. Our potential customers may rely on internal resources for these needs. In addition, technological advances may render an outsourced solution unnecessary, particularly as new media content is created in a digital format. Market acceptance of our services may depend in part on reductions in the cost of our services so that we may offer a more cost effective solution than both our competitors and our customers doing the work internally. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures and may not lead to improved gross margins. In order to remain competitive, we expect to reduce the cost of our services through design and engineering changes. We may not be successful in reducing the costs of providing our services.

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

•	Obtain the necessary intellectual property rights from music companies and other content owners to be able to legally provide our services;

•	Identify and respond to emerging technological trends in the market;

•	Enhance our products by adding innovative features that differentiate our digital media services and applications from those of our competitors;

•	Acquire and license leading technologies;

•	Bring digital media services and applications to market on a timely basis at competitive prices; and

•	Respond effectively to new technological changes or new product announcements by others.

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

     In connection with the acquisition of DiscoverMusic, the Company assumed certain liabilities, including a patent infringement lawsuit filed by InTouch Group, Inc. (“InTouch”) in which DiscoverMusic is one of the defendants. We believe that we have meritorious defenses to InTouch’s claims and we intend to vigorously defend against such claims. However, to the extent that their patent rights are valid and enforceable and cover our activities, we may be required to pay damages, obtain a license to use such patents or use non-infringing methods to accomplish our activities with regard to our interactive music samples preview technology. It is possible that a license from InTouch would not be available on commercially acceptable terms, or at all, or that we would be unable to use our interactive music samples preview technology in a non-infringing manner. If successful, the InTouch claim that we violate their intellectual property rights could seriously harm our business by forcing us to cease using important intellectual property or requiring us to pay monetary damages. Even if unsuccessful, these claims still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Our business might be harmed if challenges against Intellectual Property laws by new digital music delivery technologies are successful

     New music sharing technologies allowing users to locate and download copies of digital music stored on the hard drives of other users without payment have been introduced into the market. Because some digital recorded music formats, such as MP3, do not contain mechanisms for tracking the source of ownership of digital recordings, users are able to download copies of copyrighted recorded music over the Internet without being required to compensate the owners of these copyrights. These downloads are a significant concern to record companies and artists. The Recording Industry Association of America has filed a suit seeking a permanent injunction against the use of these file-sharing technologies for exchange of copyrighted works. Several recording artists have also taken action against companies providing music sharing technology. If the injunction is denied, and it is determined that this file sharing technology is non- infringing, record companies and artists may limit their use of the Internet to sell and distribute their copyrighted materials. Even if the technology is determined to be infringing, it may be difficult to prevent this type of file sharing because of the non-centralized character of these technologies. As long as free shared copies are available, legally or illegally, consumers may choose not to pay for downloads from retail and other music delivery sites, which could harm our business.

If standards for the secure, digital delivery of recorded music are not adopted, the piracy concerns of record companies and artists might not be satisfied, and they might not use our platform for digital delivery of their music

     Because other digital recorded music formats, such as MP3, do not contain mechanisms for tracking the source or ownership of digital recordings, users are able to download and distribute unauthorized or “pirated” copies of copyrighted recorded music over the Internet. This piracy is a significant concern to record companies and artists, and is the reason many record companies and artists are reluctant to digitally deliver their recorded music over the Internet. The Secure Digital Music Initiative (SDMI) is a committee formed by the Recording Industry Association of America (RIAA) to propose a standard format for the secure digital delivery and use of recorded music. If a standard format is not adopted, however, unsecure copies of recorded music may continue to be available on the Internet, and record companies and artists might not permit the digital delivery of their music. Additionally, as long as pirated recordings are available, many consumers will choose free pirated recordings rather than paying for legitimate recordings. Accordingly, if a standard format for the secure digital delivery of music

30

is not adopted, our business might be harmed.

     We have designed our current products to be adaptable to different music industry and technology standards. Numerous standards in the marketplace, however, could cause confusion as to whether our products and services are compatible. If a competitor were to establish the dominant industry standard, our business would be harmed.

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

     The technology underlying our digital media services and applications is complex and includes software that is internally developed and software licensed from third parties. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services and applications or enhancements until after they are sold. Furthermore, because our digital media services are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality product for our customers. Because our customers depend on us for digital media management, any interruptions could:

•	Damage our reputation;

•	Cause our customers to initiate product liability suits against us;

•	Increase our product development resources;

•	Cause us to lose sales; and

•	Delay market acceptance of our digital media services and applications.

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

•	The adoption of laws detrimental to our operations such as legislation relating to the collection of personal data over the Internet or laws, regulations or treaties governing the export of encryption related software;

•	Currency fluctuations;

•	Actions by third parties such as discount pricing and business techniques unique to foreign countries;

•	Political instability; and .

•	Economic conditions including inflation, high tariffs or wage and price controls.

     We do not possess “political risk” insurance, and any of these risks could restrict or eliminate our ability to do business in foreign jurisdictions.

The concentration of ownership by our affiliated stockholders and provisions in our charter documents and provisions of applicable state law may delay or prevent any merger or takeover of the Company

     Certain of our existing stockholders have significant influence over our management and affairs, which they could exercise against your best interests. As of June 30, 2001, our officers and directors, together with entities that may be deemed affiliates of or related to such persons or entities, will beneficially own approximately 41% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence significantly our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquiror from making a tender offer for our shares. This concentration of ownership could also adversely affect our stock’s market price or lessen any premium over market price that an acquiror might otherwise pay.

     Certain provisions of our certificate of incorporation and bylaws and the provisions of Delaware and Washington law could have the effect of delaying, deferring or preventing an acquisition of the Company, even if an acquisition would be beneficial to our stockholders.

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

Our encoding and data storage and web server systems may stop working or work improperly due to natural disasters, failure of third-party services, power outages, fire and other unexpected problems

     Since our primary encoding and data storage facilities and network facilities are located in the state of Washington, a seismic disturbance, or other natural disaster could affect these primary facilities simultaneously. An unexpected event like a power or telecommunications failure, fire, flood, seismic disturbance at or near our encoding and on-site data storage facility or at any of our Internet service providers’ facilities could cause the loss of critical data and prevent us from offering our services to our customers. In addition, California utility companies are currently experiencing a financial crisis which have led to “brownouts,” “rolling blackouts” and other disruptions of power services to consumers, and this crisis could spread to the state of Washington as well. These losses of power could continue or worsen due to circumstances out of our control and adversely affect our business and other operations entirely. Our insurance may not adequately compensate us for any losses that may occur.

Our development of an online radio business may be adversely affected by interruptions or failures of Internet related services and technologies, lack of content, and uncertainty involving copyrights and royalty payments

     A reduction in the performance, reliability and availability of the Internet, our network infrastructure, or content delivery networks may harm our ability to provide online radio to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our operations will also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We will also depend on Web browsers, ISPs and online service providers to provide Internet users access to our online radio. We also intend to provide rebroadcasting solutions and these will be dependent on providing customers with efficient and reliable services to enable such customers to broadcast content to large audiences on an as-needed basis. Our online radio will also be dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of such network

27

providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. Our online radio business will also depend on the availability of reasonably priced quality content and our ability to produce quality content. Our online radio business will likely be subject to the uncertainty related to copyrights and royalty payments discussed above.

Government regulation may require us to change our business

     On October 28, 1998, the United States Congress enacted the Digital Millennium Copyright Act (or “DMCA”). The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our and our customers’ future business activities, we and our customers may be required to pay licensing fees for digital sound recordings streamed or distributed from web sites and through retransmissions of radio broadcasts and/or other audio content. The DMCA does not specify the rate and terms of such licenses, which will be determined either through voluntary inter- industry negotiations or arbitration. Moreover, with respect to digital publishing, sound recording and other music licenses not directly covered by the DMCA, various companies and individuals in the digital music industry plan to engage in a proceeding before a tribunal of the United States Copyright Office along with the Recording Industry Association of America during 2001 to determine what, if any, licensee fees should be paid to various rights holders. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On July 26, 2001, class action lawsuit was filed in the United States District Court for the Southern District of New York against us and certain of our present and former officers and directors as well as against the underwriters who handled our March 15, 2000 initial public offering of common stock. The complaint was filed allegedly on behalf of persons who purchased our common stock during the time period beginning on March 15, 1999 and ending on December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with the our initial public offering.

     Although neither the Company nor the individual defendants have filed an answer in this matter, we believe that we and the individual defendants have meritorious defenses to the claims made in the complaint and intends to contest the lawsuit vigorously. However, there can be no assurance that we will be successful, and an adverse resolution of the lawsuit could have a material adverse affect on our financial position and results of operation in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit, although we do not believe it will have a material adverse impact on our financial condition or results of operations.

     On May 8, 2001, we filed an arbitration demand with the American Arbitration Association (“AAA”) against Valley Media, Inc (“Valley”). We alleged that Valley is liable for substantial damages for material breaches of a Services Agreement between the companies dated as of December 17, 1999, in which Valley made representations and warranties and agreed to perform certain obligations to facilitate the creation of a venture to create and market an Internet music clip streaming service. We provided notice of our intent to terminate that agreement by letter dated February 6, 2001, and that termination was effective 30 days thereafter. We have also alleged claims for misrepresentation, fraud, unjust enrichment and promissory estoppel. As of this date no substantive proceedings have commenced. No date for the arbitration hearing has been established. Under AAA rules, arbitration proceedings are confidential and private. Valley has filed an answer in which it denies liability, and asserts counterclaims for breach of contract, conversion, and declaratory relief.

     See Item 1 of Part II of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2001 for a discussion of legal proceedings as to which there were no material developments in the quarter ended June 30, 2001.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)       Recent Sales of Unregistered Securities

     On July 10, 2001, pursuant to the June 2000 acquisition agreement for VidiPax, Inc., we issued 2,189,111 shares of Loudeye Common Stock to the sole stockholder of VidiPax, Inc. and to two consultants in connection with the transaction. The shares issued pursuant to the acquisition were issued in reliance on the exemption from registration provided by Section 4(2) under the Act. The investors made certain representations to us as to investment intent, their receipt of all information they considered necessary or appropriate in deciding whether to purchase the securities, their knowledge and experience in financial or business matters such that they were capable of evaluating the risks and merits of the investment in the securities, and their ability to bear the economic risk of the investment in the securities, that they possessed a sufficient level of financial sophistication and that they received information about us. The shares issued in the transactions were subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.

     On June 8, 2001, we issued 550,000 shares of Loudeye Common Stock to eWave Networks, Inc., and provided other consideration , in exchange for eWave’s interest in the capital stock of Addition Systems, Inc., a Delaware company, and Monstar Labs Limited, a New Zealand company. In issuing these securities, we relied on Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriter or placement agent was used. eWave made certain representations to us as to its investment intent, its receipt of all information it considered necessary or appropriate in deciding whether to purchase the securities, its knowledge and experience in financial or business matters such that it was capable of evaluating the risks and merits of the investment in the securities, and its ability to bear the economic risk of the investment in the securities. The securities issued in the transaction are subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made in the form of general solicitation or general advertisement.

     (d)       Use of Proceeds from Sales of Registered Securities

     The net proceeds of our initial public offering and the concurrent sale of shares to Akamai Technologies, Inc. which both closed on March 15, 2000, as well as the underwriters’ over-allotment option exercised on April 14, 2000, totaled $82.0 million. As of June 30, 2001, we have used approximately $78.6 million of those proceeds for working capital and general corporate purposes, including increased spending on sales and marketing, customer support, research and development, expansion of our operational and administrative infrastructure, and the purchase of capital equipment and businesses. We expect to use the remaining proceeds of the offering for similar purposes. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, product lines or products. However, specific amounts for any future use of proceeds have not yet been determined and we have no current plans, agreements or commitments with respect to any such acquisition. Pending these uses, we intend to invest the net proceeds in short-term, interest-bearing, investment grade securities with original maturities of less than one year.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

     On May 17, 2001, we held our 2001 Annual Meeting of Stockholders. At the meeting the following matters were approved by the vote specified below:

     (a). John T. Baker IV and Johan C. Liedgren were elected to serve as directors of the Company. Mr. Baker received 29,248,190 shares of common stock voting in favor of his election and 101,538 shares of common stock were withheld. Mr. Liedgren received 29,287,705 shares of common stock voting in favor of his election, and 62,023 shares of common stock were withheld. In addition, the terms of the following directors continued after the annual meeting of our stockholders: Martin Tobias, Anthony Bay and Chad Waite.

     (b). The ratification of Arthur Andersen LLP as our independent public accountants for the year ended December 31, 2001 was approved. The votes were cast as follows: 29,299,975 shares of common stock were voted for the ratification, 38,061 shares of common stock were voted against the ratification and 11,692 shares of common stock abstained from the vote. There were no shares of common stock subject to broker non-votes.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Reorganization dated November 19, 1999 between Loudeye Technologies, Inc. and Alive.com, Inc.

2.2(5)	Agreement and Plan of Merger among Loudeye Technologies, Inc., DiscoverMusic.com, Inc. and Santa Acquisition, Inc. dated January 30, 2001.

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of Loudeye Technology, Inc.

3.2(1)	Form of Amended and Restated Certificate of Incorporation of Loudeye.

3.4(4)	Form of Amended and Restated Bylaws of Loudeye Technologies, Inc., dated November 21, 2000.

4.1(1)	Form of Loudeye Technologies, Inc. common stock certificate

10.1(1)	Form of Indemnification Agreement between Loudeye Technologies and each of its officers and directors.

10.2(1)	1998 Stock Option Plan, as amended.

10.3(1)	Alive.com, Inc. 1998 Stock Option Plan.

10.4(1)	2000 Stock Option Plan.

10.5(1)	2000 Director Stock Option Plan.

10.6(1)	2000 Employee Stock Purchase Plan.

10.7(1)	Amended and Restated Investors’ Rights Agreement dated December 14, 1999 among Loudeye Technologies, Inc. and certain holders of our preferred stock.

10.8(1)	Lease Agreement dated August 10, 1999 between Loudeye Technologies, Inc. and Times Square Building L.L.C. for offices at Times Square Building, 414 Olive Way, Suite 300, Seattle, Washington.

10.9(1)	Lease Agreement dated September 1, 1998 between Loudeye Technologies, Inc. and Martin Tobias for offices at 3406 E. Union Street, Seattle, Washington.

10.10(1)	Lease Agreement dated October 28, 1999 between Loudeye Technologies, Inc. and Westlake Park Associates for offices at Centennial Building, 1904 Fourth Avenue, Seattle, Washington.

10.11(1)	Lease Agreement dated November 9, 1999 between Loudeye Technologies, Inc. and Downtown Entertainment Associates, LP for offices at 1424 Second Street, Santa Monica, California.

10.13(1)	Loan and Security Agreement with Dominion Venture Finance L.L.C. dated June 15, 1999 between Loudeye Technologies, Inc. and Dominion Venture Finance L.L.C.

10.15(1)	Offer Letter to Douglas Schulze dated August 30, 1999.

10.16(1)	Offer Letter to James Van Kerkhove dated November 5, 1999.

10.17(1)	Offer Letter to David Weld dated December 2, 1999.

10.18(1)	Services Agreement between Loudeye Technologies, Inc. and Akamai Technologies, Inc. dated as of February 15, 2000.

10.19(2)	Amended and Restated Loan and Security Agreement between Imperial Bank and Loudeye Technologies, Inc. dated May 17, 2000.

10.20(2)	Amended and Restated Services Agreement between Valley Media, Inc. and Loudeye Technologies, Inc. dated April 2000.

Exhibit
Number	Description

10.21(2)	Stock Purchase Agreement dated as of June 14, 2000 by and among Loudeye Technologies, Inc., Vidipax, Inc. and James Lindner.

10.22(2)	First Amendment of Office Lease Agreement dated April 3, 2000 between Times Square Building L.L.C. and Loudeye Technologies, Inc.

10.23(2)	Second Amendment of Office Lease Agreement dated May 1, 2000 between Times Square Building L.L.C. and Loudeye Technologies, Inc.

10.24(2)	Lease Agreement dated June 14, 2000 between Brown Bear Realty Corporation and Loudeye Technologies, Inc.

10.25+(3)	Volume Purchase Order dated July 19, 2000 by and between MusicBank and Loudeye Technologies, Inc.

10.26(6)	Offer Letter to Todd Hinders dated December 15, 2000.

10.27(4)	Underlease Agreement and Agreement to Lease dated December 21, 2000 between WCRS Limited and Loudeye Technologies, Inc.

10.29+(4)	Encoding Services and Compact Disc Purchase Agreement between XM Satellite Radio, Inc., and Loudeye Technologies, Inc., dated August 25, 2000.

10.30+(4)	First Addendum to Encoding Services and Compact Disc Purchase Agreement between XM Satellite Radio, Inc., and Loudeye Technologies, Inc., dated October 10, 2000.

10.31(6)	2000 Employee Stock Option Plan as amended March 5, 2001.

10.32(6)	Offer Letter to John Baker dated February 23, 2001.

10.33(6)	Offer Letter to Joel McConaughy dated March 14, 2001.

10.34(6)	Offer Letter to John Shaw dated April 4, 2001.

10.35(5)	Registration Rights Agreement among Loudeye Technologies, Inc. and the former stockholders of DiscoverMusic.

24.1(4)	Powers of Attorney of Board of Directors.

+	Confidential treatment has been requested as to certain portions of this Exhibit.

(1)	Incorporated by reference to Loudeye Technologies, Inc.’s registration statement on Form S-1 file number 333-93361.

(2)	Incorporated by reference to Loudeye Technologies, Inc.’s Form 10-Q, for the period ending June 30, 2000.

(3)	Incorporated by reference to Loudeye Technologies, Inc.’s Form 10-Q, for the period ending September 30, 2000.

(4)	Incorporated by reference to Loudeye Technologies, Inc.’s Form 10-K, for the period ending December 31, 2000.

(5)	Incorporated by reference to Loudeye Technologies, Inc.’s Report on Form 8- K dated March 13, 2001.

(6)	Incorporated by reference to Loudeye Technologies, Inc.’s Form 10-Q, for the period ending March 31, 2001.

     (b)  Reports on Form 8-K

On April 11, 2001, we filed a report on Form 8-K that announced the Company was restructuring its operations pursuant to which it was significantly reducing its workforce in an effort to consolidate its core media services infrastructure, integrate recent acquisitions and support new business initiatives under development. Our press release announcing the restructuring was filed as an exhibit to the report.

On April 18, 2001, we filed a report on Form 8-K which announced that Joel McConaughy had been hired as the Company’s Chief Technical Officer, effective as of March 26, 2001. Our press release announcing that management change was filed as an exhibit to the report. In addition, the report disclosed that in connection with the Company’s operational restructuring, the following executive officers would be leaving the Company: Peter Kellogg-Smith,Vice President and General Manager of Hosted Applications, Brent D. Shepherd, Vice President of Consulting Services, and James L. Van Kerkhove, Vice President of Production. It also disclosed that the Company had significantly scaled back its Consulting Services Group and all but two of the employees in the Consulting Services Group had been terminated.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2001.

LOUDEYE TECHNOLOGIES, INC

By	/s/ BRADLEY A. BERG

Bradley A. Berg Senior Vice President and Chief Financial Officer Principal Financial Officer

By	/s/ JEROLD J. GOADE

Jerold J. Goade Vice President Finance, Controller Principal Accounting Officer