Form 10-Q/A
period 2001-06-30
LOUDEYE TECHNOLOGIES INC
filed 2001-08-29
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________.

Commission File Number: 0-29583

Loudeye Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1908833 (I.R.S. Employer Identification No.)

Times Square Building 414 Olive Way, Suite 500, Seattle, WA (Address of principal executive offices)	98101 (Zip Code)

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

EXPLANATORY NOTE

     We are filing this amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2001, as filed with the Securities and Exchange Commission on August 14, 2001, in order to add a paragraph to Part II, Item 2 “Changes in Securities and Use of Proceeds.” Accordingly, Part II, Item 2 is being resubmitted in its entirely.

PART II. OTHER INFORMATION
ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
SIGNATURES

PART II. OTHER INFORMATION

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

     On June 8, 2001, we issued 550,000 shares of Loudeye Common Stock to eWave Networks, Inc., and provided other consideration , in exchange for eWave’s interest in the capital stock of Addition Systems, Inc., a Delaware company, and Monstar Labs Limited, a New Zealand company. In issuing these securities, we relied on Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriter or placement agent was used. eWave made certain representations to us as to its investment intent, its receipt of all information it considered necessary or appropriate in deciding whether to purchase the securities, its knowledge and experience in financial or business matters such that it was capable of evaluating the risks and merits of the investment in the securities, and its ability to bear the economic risk of the investment in the securities. The securities issued in the transaction were subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made in the form of general solicitation or general advertisement.

     On May 15, 2001, as consideration for a business alliance, we issued 25,000 shares of Loudeye Common Stock to a single, sophisticated, accredited investor in connection with a commercial agreement. The shares were issued pursuant to the private offering exemption under section 4(2) of the Securities Act of 1933. The securities issued in the transaction were subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made in the form of general solicitation or general advertisement.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2001.

LOUDEYE TECHNOLOGIES, INC

By:	/s/ BRADLEY A. BERG

Bradley A. Berg Senior Vice President and Chief Financial Officer Principal Financial Officer

By:	/s/ JEROLD J. GOADE

Jerold J. Goade Vice President Finance, Controller Principal Accounting Officer

3