Form 10-Q
period 2001-09-30
LOUDEYE TECHNOLOGIES INC
filed 2001-11-13
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

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

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	40,470,486

(Class)	(Outstanding at November 1, 2001)

Loudeye Technologies, Inc.

Form 10-Q Quarterly Report
For the Quarter Ended September 30, 2001

PART I — FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

LOUDEYE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$61,866	$51,689
Short-term investments	6,783	43,300
Accounts receivable, net of allowance of $722 and $709, respectively	2,867	3,241
Prepaid and other current assets	2,618	1,072

Total current assets	74,134	99,302
Property and equipment, net	12,036	15,955
Goodwill, net	3,080	9,785
Intangibles and other long-term assets, net	16,633	7,634

Total assets	$105,883	$132,676

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,730	$1,137
Accrued compensation and benefits	2,058	1,554
Other accrued expenses	3,377	1,368
Deposits and deferred revenues	425	800
Current portion of long-term debt and capital lease obligations	1,429	4,425

Total current liabilities	9,019	9,284
Long-term debt and capital lease obligations, net of current portion	15,765	7,324
Accrued acquisition consideration	3,000	—

Total liabilities	27,784	16,608

Stockholders’ equity (deficit):
Common stock, additional paid-in capital and warrants, $0.001 par value, 100,000,000 shares authorized; 44,397,788 and 37,072,442 issued and outstanding	194,585	185,609
Deferred stock compensation	(1,142)	(3,387)
Accumulated deficit	(115,344)	(66,154)

Total stockholders’ equity	78,099	116,068

Total liabilities and stockholders’ equity	$105,883	$132,676

The accompanying notes are an integral part of these balance sheets.

LOUDEYE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Digital media services	$1,588	$3,037	$4,964	$6,987
Digital media applications and other	910	381	2,139	632

Total revenues	2,498	3,418	7,103	7,619
Cost of revenues:
Digital media services	2,159	3,320	7,251	8,453
Digital media applications and other	579	76	1,297	160

Total cost of revenues	2,738	3,396	8,548	8,613
Gross margin	(240)	22	(1,445)	(994)
Operating expenses:
Research and development	2,459	1,816	7,868	4,909
Sales and marketing	2,001	3,920	7,341	10,924
General and administrative	2,508	2,016	7,710	5,548
Amortization of intangibles and other assets	2,131	2,051	5,941	5,580
Stock-based compensation	313	1,035	211	4,402

	9,412	10,838	29,071	31,363
Special charges	2,721	—	20,462	—

Operating loss	(12,373)	(10,816)	(50,978)	(32,357)
Interest income	631	1,659	2,731	4,075
Interest expense	(267)	(298)	(943)	(574)

	364	1,361	1,788	3,501

Net loss	$(12,009)	$(9,455)	$(49,190)	$(28,856)

Basic and diluted net loss per share	$(0.27)	$(0.27)	$(1.19)	$(1.05)

Weighted average shares outstanding used to compute basic and diluted net loss per share	44,280,456	35,570,456	41,361,885	27,565,273

Basic and diluted pro forma net loss per share			$(1.19)	$(0.87)

Weighted average shares outstanding used to compute basic and diluted pro forma net loss per share			41,361,885	33,338,160

The accompanying notes are an integral part of these statements.

LOUDEYE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(49,190)	$(28,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,396	8,590
Special charges and other	16,160	24
Stock-based compensation	211	4,402
Changes in operating assets and liabilities, net of amounts acquired in purchase of business
Accounts receivable	2,235	(1,939)
Prepaid expenses and other assets	(453)	(539)
Accounts payable	(345)	(4,332)
Accrued compensation, benefits and other expenses	1,808	1,070
Deposits and deferred revenue	(375)	—

Net cash used in operating activities	(18,553)	(21,580)
Cash flows from investing activities:
Purchases of property and equipment, net of amounts acquired	(2,264)	(14,820)
Cash paid for acquisition of business and technology, net	(9,580)	(1,907)
Cash placed into escrow related to acquisitions of business	—	—
Sales (purchases) of short-term investments, net	36,688	(370)
Capitalized software development costs	—	(883)

Net cash provided by (used in) investing activities	24,844	(17,980)
Cash flows from financing activities:
Proceeds from sale of stock and exercise of stock options, net	137	80,836
Proceeds from long-term debt and capital lease obligations	15,163	9,279
Principal payments on long-term debt and capital lease obligations	(11,414)	(1,333)

Net cash provided by financing activities	3,886	88,782

Net increase in cash and cash equivalents	10,177	49,222
Cash and cash equivalents, beginning of period	51,689	49,273

Cash and cash equivalents, end of period	$61,866	$98,495

Supplemental disclosure of cash flow information:
Cash paid for interest	$718	$402
Issuance of common stock for acquisition of business and technology	10,756	1,105

The accompanying notes are an integral part of these statements.

LOUDEYE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

1. ORGANIZATION AND DEVELOPMENT STAGE RISKS

     The Company

     Loudeye Technologies, Inc. (the Company) provides digital media infrastructure services, live and on-demand enterprise webcasting services, digital media applications and audio and video content restoration services. The Company is headquartered in Seattle, Washington and to-date has conducted business in the United States and Europe in one business segment.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited Interim Financial Data

     The interim condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2001. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the quarters ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full years.

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

     As described further in Note 8, at least $25 million of short-term investments and cash equivalents are utilized as collateral for the company's credit facility. Additionally, the Company has approximately $670,000 of short-term investments which are utilized as collateral for certain irrevocable standby letters of credit.

     Long-Lived Assets

     The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. As described in Note 4, the Company recorded impairment charges of $2.0 million related to long-lived assets in the quarter ended September 30, 2001.

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

     As of September 30, 2001, the Company has approximately $432,000 of remaining capitalized software development costs, of which approximately $150,000 has been amortized. The Company performs ongoing analysis of these assets and believes them to be fully realizable.

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

     Enterprise webcasting services are provided through the Company’s subsidiary, Activate. Customer arrangements are generally for a quantity of services over a specified time frame (generally one year) or for specific events. Revenues are recognized when collectibility is probable and all services have been provided.

     Digital media applications and other

     Digital Media Applications and other revenues are generated from our music samples service business and in the prior year from licensing and selling of software and through application service provider arrangements. The Company sells digital media applications in application service provider arrangements. The Company is required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer. Billings are made based upon minutes of content streamed, and revenue is recognized as the services are delivered.

4. SPECIAL CHARGES

     As described further in Note 7, the Company closed the acquisition of Activate.net, a Seattle-based company which provides live and on-demand enterprise webcasting services. Concurrent with the closing of this acquisition the Company developed a facilities consolidation plan as well as a plan to eliminate redundant personnel and equipment. In addition, the Company continued its previously announced cost-savings initiatives. These combined activities resulted in a special charge of $2.7 million in the third quarter of 2001.

     The Company’s Board of Directors formally approved the facilities consolidation plan which, when implemented in the fourth quarter of 2001 and first quarter of 2002, will result in all Seattle-based operations moving to Activate’s facilities in

Seattle. The facility consolidation resulted in an impairment charge of $2.0 million, primarily related to tenant improvement write-offs for facilities to be closed in the fourth quarter and redundant equipment. In addition, other closure costs of approximately $522,000 are expected to be incurred. The remaining portion of the special charge is cash severance charges related to employees terminated in September.

     The Company’s special charge accrual activity was as follows for the quarter ended September 30, 2001:

	Balance			Balance
(in thousands)	June 30, 2001	Payments	Accruals	Sept. 30, 2001

Facilities charges	$661	$(132)	$522	$1,051
Severance and other	203	(88)	11	126

	$864	$(220)	$533	$1,177

     The facilities costs accrual primarily relates to estimated lease termination costs. Cash payments made in 2001 related to restructuring charges and were consistent with the previous estimates.

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

     Basic and diluted pro forma net loss per share is computed based on the weighted average number of shares of common stock outstanding giving effect to the conversion of convertible preferred stock into common stock upon the completion of the Company’s initial public offering on March 15, 2000 (using the if-converted method from the original issue date) as if the conversion and IPO had occurred on January 1, 2000. Diluted pro forma net loss per share excludes the impact of stock options and warrants, as the effect of their inclusion would be antidilutive. As of September 30, 2001, the Company had 8,263,548 options outstanding which have been excluded for calculation of earnings per share as their inclusion would be antidilutive.

     At September 30, 2001, the Company had 106,327 stock options that had been exercised but which were subject to repurchase at a weighted average exercise price of $0.30 per share. Accordingly, the impact of these unvested but exercised options has been removed from the calculation of weighted average shares outstanding for purposes of determining net loss per share.

     The following table presents shares used to calculate earnings per share:

	For the Three Months Ended Sept. 30,

	2001	2000

Weighted average shares outstanding	44,394,975	36,927,215
Weighting of shares subject to repurchase	(114,519)	(1,356,759)

Weighted average shares used to calculate basic and diluted earnings per share	44,280,456	35,570,456

	For the Nine Months Ended Sept. 30,

	2001	2000

	Actual	Actual	Pro Forma

Weighted average shares outstanding	41,565,429	29,093,959	34,866,846
Weighting of shares subject to repurchase	(203,544)	(1,528,686)	(1,528,686)

Weighted average shares used to calculate basic and diluted earnings per share	41,361,885	27,565,273	33,338,160

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

     The Company is exposed to credit risk since it extends credit to its customers. The Company performs initial and ongoing evaluations of its customers’ financial positions, and generally extends credit on open account, requiring collateral as deemed necessary. As of September 30, 2001, one of the company’s customers accounted for 13% of its outstanding receivables.

     During the quarters ended September 30, 2001, and 2000, the Company had sales to certain significant customers, as a percentage of revenues, as follows:

	2001	2000

Customer A	18%	—
Customer B	13%	—
Customer C	0%	35%

	31%	35%

     The Company operates in one business segment, digital media services and applications, for which the Company receives revenues from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s Executive Team (CET) which is comprised of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and its other Senior Vice Presidents. The CET reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services for purposes of making decisions and assessing financial performance. The Company does not have any operating units which exceed the threshold required for separate disclosure and therefore, the Company does not have operating segments required to be separately disclosed by SFAS 131, “Disclosure About Segments of an Enterprise and Related Information”.

7. ACQUISITION OF ACTIVATE.NET

     The Company acquired 100% of the voting interests of Activate.net Corporation (“Activate”) on September 25, 2001. Activate is a Seattle-based company which provides live and on-demand webcasting services for a variety of enterprise business communication needs in all major industry standard formats. Activate had been operated as a majority-owned operating company of CMGi, Inc. The acquisition is expected to provide positive gross margin and operating efficiencies after the facilities consolidation is completed. Activate’s historical operations incorporate many of the services the Company has previously provided either internally or through outsourcing, therefore, the Company does not believe that this will result in a segment as defined by SFAS131, rather the results will be presented as digital media services in the statements of operations.

     Total purchase consideration was $6.6 million, $1.0 million was paid in cash at closing and the Company assumed $2.4 million of liabilities. The remaining $3.0 million of the purchase price will be paid in cash or stock one year from the initial close of the transaction. The Company may determine the composition of the second closing payment subject to a number of factors, including the market price of Loudeye’s common stock and the ownership level the stock would represent to CMGi. The purchase consideration was as follows:

(in millions)
Purchase consideration

Liabilities assumed	$2.4
Direct acquisition costs	0.2
Cash at closing	1.0
Accrued acquisition consideration	3.0

$6.6

     The Company accounted for the acquisition in accordance with SFAS No. 141 “Business Combinations” (“SFAS141”). The primary identified intangibles were related to technology in service which has not yet been patented and purchased contracts with firmly committed customer backlog. No purchase price has been assigned to goodwill or in-process research and development. The preliminary purchase price allocation based upon the Company’s estimates was as follows:

(in millions)
Preliminary Purchase Price Allocation

Current assets assumed	$2.5
Property and Equipment	2.4
Unpatented Technology	1.6
Acquired Contracts	0.1

$6.6

     The purchase price allocation set forth above is tentative and preliminary and is subject to change in future periods. Amounts allocated to unpatented technology will be amortized over two years, while the amounts allocated to acquired contracts will be amortized over the life of those contracts, which is generally one year.

     As the acquisition was completed on September 25, only four days of operating results are included in the consolidated results for the period ended Sept. 30, 2001. The Company will be filing an Amended Report on Form 8-K (“Form 8-K”) with the Securities and Exchange Commission by December 10, 2001, which should be referred to for greater detail concerning historical results of operations for Activate and for pro forma results of operations as if the transaction had occurred at the beginning of the periods presented. The pro forma information required by SFAS141 will be included in the Form 8-K.

8. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

     Long-term Debt

     On August 22, 2001, the Company entered into a credit agreement (the “Credit Agreement”) with a bank providing for a revolving credit facility (“Revolving Facility”) and letters of credit aggregating up to $15.0 million to be used for working capital and general corporate needs, and to refinance existing long-term debt. Obligations under the Credit Agreement are collateralized by a security interest in short-term investments and cash equivalents with a value of at least $25.0 million. The Revolving Facility requires monthly payments of interest only until maturity on July 31, 2003. On July 31, 2002, the Company has an option to extend the maturity date to July 31, 2004, provided that the Company is not in default under the Credit Agreement.

     Loans under the Revolving Facility bear interest, at the Company’s option, at the bank’s prime rate, or the London Interbank Offered Rate (“LIBOR”) plus 100 basis points. On August 22, 2001, the Company borrowed $15 million against the Revolving Facility with an interest rate election of LIBOR plus 100 basis points, or 4.5125%. The interest rate will be adjusted after the LIBOR term to reflect the LIBOR rate in effect at that time. Approximately $8 million of the proceeds were utilized to pay off an existing line of credit and term loan facility with another bank. In October 2001, the Credit Agreement was amended to increase the principal sum to $19 million and, accordingly the collateral requirement was increased to $30 million.

     The Company also has a credit facility that provided advances for the purchase of capital equipment. Advances under the equipment loan are payable in 36 equal monthly installments from inception date and are secured by assets financed under the agreement. As of September 30, 2001, approximately $980,000 was outstanding under this equipment facility. The notes payable bear interest at rates ranging from 8.57% to 9.65%, with various maturity dates through February 2003. A fee equal to 15% of the principal balance is due with the final payment of each advance. That additional fee is accrued on a monthly basis and is included in other accrued expenses and interest expense over the term of the loan.

     Capital Lease Obligations

     In March 2001, in connection with the acquisition of DiscoverMusic, the Company assumed master lease agreements with two finance companies for the lease of certain property and equipment. Borrowings under the lease agreements have individual terms of 36 months and bear interest ranging from 9.00% to 9.25% and are collateralized by the assets purchased. As of September 30, 2001, approximately $646,000 was outstanding under the leases.

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

     During the quarter ended September 30, 2001, the Company amortized approximately $313,000 of deferred stock compensation that is included in stock-based compensation expense in the accompanying statements of operations.

     The Company records stock-based compensation charges as a separate component of operating expenses. In July 2001, the Company completed a stock option exchange whereby employees holding options with an exercise price greater than $4.30 were allowed to exchange those options at an exchange ratio of 3 for 4. A total of 1,083,250 options with a weighted average exercise price of $7.50, were exchanged for options to purchase 812,443 shares of common stock priced at $1.21 per share. The new options are being treated as a re-pricing in accordance with FASB Interpretation No. 44, and accordingly, are treated under the variable method of accounting, which requires the company to mark the options to market until the date those options are exercised, are forfeited, or expire unexercised. The new options have a vesting period of three years from the date of issuance. As the company’s stock price at September 30, 2001 was lower than the strike price of the re-granted shares, there was no stock-based compensation recorded in the quarter ended September 30, 2001.

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

     Between July 26, 2001 and August 30, 2001, several substantially similar class action complaints were filed in the United States District Court for the Southern District of New York against us and certain of our present and former officers and directors as well as against certain underwriters who handled our March 15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased our common stock during the time period beginning on March 15, 1999 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that there was undisclosed compensation received by our underwriters in connection with our initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The allegations set forth in these complaints are substantially similar to those made in class actions filed against approximately 180 other companies that issued securities within the past three years. These actions have all been consolidated before the same judge for pretrial purposes.

     We believe that the individual defendants and we have meritorious defenses to the claims made in the complaint and we intend to defend the actions vigorously. However, there can be no assurance that we will be successful, and an adverse resolution of the lawsuit could have a material adverse affect on our financial position and results of operation in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit, although we do not believe it will have a material adverse impact on our financial condition or results of operations.

     On May 8, 2001, the company filed an arbitration demand with the American Arbitration Association (“AAA”) against Valley Media, Inc (“Valley”). The Company alleges that Valley is liable for substantial damages for material breaches of a Services Agreement between the companies dated as of December 17, 1999, in which Valley made representations and warranties and agreed to perform certain obligations to facilitate the creation of a venture to create and market an Internet music clip streaming service. The Company provided notice of its intent to terminate that agreement by letter dated February 6, 2001, and that termination was effective 30 days thereafter. The company has also alleged claims for misrepresentation, fraud, unjust enrichment and promissory estoppel. The date for the arbitration hearing is June 10, 2002. Under AAA rules, arbitration proceedings are confidential and private. Valley has filed an answer in which it denies liability, and asserts counterclaims for breach of contract, conversion, and declaratory relief.

11. SUBSEQUENT EVENTS

     In November 2001, the Company announced a permanent reduction in force of approximately 50 employees or approximately 19 percent of the workforce. This reduction is expected to result in an additional special charge related primarily to payments for severance and outplacement totaling approximately $1.0 million, in addition to certain non-cash charges expected to approximate $1.0 million in the fourth quarter of 2001.

     On October 26, 2001, the Company entered into an agreement with its founder and largest shareholder, Martin Tobias, and his wife, Alex Tobias. Loudeye purchased 4 million shares of Loudeye common stock from Mr. Tobias for $2.0 million, or $0.50 per share, and also entered into a comprehensive agreement with Mr. Tobias, including the extension of a $2.0 million secured line of credit to Mr. Tobias (“the Loan”). Mr. Tobias had previously entered into a loan agreement with City National Bank to borrow a principal amount of $3.0 million. The Company secured $2.5 million of the principal amount with a letter of credit. The $2.0 million payment due to Mr. Tobias from the Company for the common stock was paid directly to City National Bank to reduce the current outstanding principal balance to $500,000 which the company secured by a letter of credit in the same amount. The new credit line is collateralized by liens on certain real property assets owned by Mr. Tobias, as well as all his remaining 4.6 million Loudeye shares. Under the terms of the agreement, the collateral shares will be restricted from public market sale, without Loudeye’s consent, until the later of January 31, 2003, or the full repayment of the credit facility. The credit line matures June 30, 2003. As part of the agreement, Mr. Tobias granted the Board of Directors of the Company an irrevocable proxy to vote the remaining shares of Common Stock owned by Mr. Tobias at any stockholders’ meeting. The proxy terminates on the later of January 31, 2003 or the repayment of the Loan. In addition, as part of the agreement, Mr. Tobias resigned from the Company’s Board of Directors. The agreement also permits Mr. Tobias to establish a program for sales of his shares consistent with Rule 10b5-1 under the Securities Exchange Act of 1934 and with Rule 144 under the Securities Act of 1933, so long as the minimum per share sales price of the shares under such plan equals or exceeds $1.25. The Company has also agreed to exercise reasonable efforts to identify and to assist Mr. Tobias in identifying a private buyer for some or all of Mr. Tobias’s shares, on terms acceptable to Mr. Tobias.

     In addition, if under the Rule 10b5-1 program described above, Mr. Tobias is unable to sell shares of Loudeye common stock so that the proceeds from these sales equal the lesser of (a) $500,000 or (b) the proceed from sales of 150% of the maximum number of shares that could have been sold by Mr. Tobias under Rule 144 during the calendar quarter multiplied by the Discounted Share Price (as defined below) (the “Minimum Liquidity Commitment”), then Mr. Tobias may require the Company to purchase shares from him at the Discounted Share Price so that his total proceeds for the quarter equal the Minimum Liquidity Amount. The Discounted Share Price is the lesser of (x) the average closing bid price of the Company’s common stock for the trailing 30 trading days or (y) 95% of the closing bid price of the Company’s common stock on the last trading day of the quarter. This right expires on the earlier of (i) three business days following June 30, 2003, (ii) repayment in full of the Loan or (iii) such time as Mr. Tobias ceases to be the beneficial or record owner of any shares of the Company’s common stock.

     Further details are included in the Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2001.

12. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The Company believes that its current practices regarding purchase price allocation are consistent with SFAS141, and accordingly does not believe that its implementation will require reclassification of intangibles with indefinite lives into goodwill or reclassification from goodwill into identified intangibles. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its estimated fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The Company currently has gross goodwill of approximately $3.9 million, with approximately $851,000 in related accumulated amortization as of September 30, 2001. This goodwill is expected to have related amortization expense of approximately $370,000 through the remainder of 2001, at which point amortization will cease. At implementation, the Company expects to have unamortized goodwill of approximately $2.8 million, which will be treated in accordance with SFAS142; accordingly, the Company expects the impact of implementation of these two standards to have a positive net future impact resulting from the decrease in amortization by approximately $2.8 million in 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company on January 1, 2002. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 144.

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

Overview

     We are a leading provider of authorized digital media solutions that empower today’s top media, entertainment and Fortune 1000 companies to transform traditional media assets into dynamic digital content and enable distribution of content digitally via webcasting services. Our digital media services and applications encompass an end-to-end solution for customers that includes:

•	media preservation and restoration;

•	media and metadata capture and digital archive management;

•	encoding, or the transformation of audio and video content into streaming media or digital download formats;

•	distribution through a variety of methods;

•	live and on-demand enterprise webcasting services;

•	hosted subscription services for music samples; and

•	online radio.

     Our operations are focused on digital music infrastructure and distribution, and enterprise webcasting, because we believe they offer the best market opportunities for us over the next 12 to 24 months. Our solutions simplify and accelerate the process of delivering audio and video content on the Internet and other digital distribution platforms. Our proprietary systems and technology enable scalable and cost effective archival, retrieval and processing of large inventories of digital media. Our services and applications are built upon a robust production and delivery infrastructure. The benefits of our services and applications include:

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

     In the third quarter of 2001, we served over 150 customers, including AOL, MSN, Napster, Coca Cola, CD Now!, BMG Direct, Universal Music Group, barnesandnoble.com and Amazon.com.

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

     Despite the serious legal issues raised, the Napster experience in 2000 demonstrated the growing demand for digital music, and we believe that demand for digital music will continue to grow. To address the opportunity in the digital music market, we intend to focus our efforts on developing and marketing an end-to-end suite of digital music services and applications that leverage our advanced digital media infrastructure systems and software applications. This will enable media and music companies to deliver authorized digital music offerings to this growing audience. To support these initiatives, we intend to continue executing our strategy to develop relationships with copyright owners in the music industry, including major music companies, independent record labels, artists and publishers, to enable them, and their authorized licensees, to distribute digital music to their audiences. To this end, in 2000 we announced content licensing agreements with Universal Music Group, Warner Music Group and BMG Entertainment. In 2001 we announced licensing agreements with Sony Music Entertainment, Inc. and EMI Recorded Music.

     The large majority of our revenues to date have been generated from digital media services. With the acquisition of DiscoverMusic in March 2001, we began generating recurring digital media applications revenues from Media Subscription Services provided through an applications service provider model, whereby we charge our customers for digital media services on either a time and materials basis or a fixed fee basis that depends on a variety of factors, such as volume and type of content provided and number and type of output formats requested. We recognize digital media services revenues as the service is provided and we have no further involvement. Standard payment terms with customers require payment within 30 days of the invoice date. We intend to integrate the operations of Activate, which we acquired in September, 2001, into our historical operations as our primary digital media services offering. Our ongoing digital media applications strategy consists primarily of the Media Subscription Services applications obtained in the DiscoverMusic acquisition and online radio technology acquired through assets purchased from OnAir Streaming Networks in March 2001, Addition Systems, Inc. in June 2001 and theDial.com in July 2001.

     We have sustained losses on a quarterly basis since inception and we expect to sustain losses for the foreseeable future. For the three months ended September 30, 2001, we had a net loss of $12.0 million. As of September 30, 2001, we had an accumulated deficit of $115.3 million. Operating losses resulted from significant costs incurred in the development and sale of our products and services as well as significant non-cash charges related to stock-based compensation and amortization or write-down of intangibles and other assets associated with the corporate restructuring. In addition to normal, recurring charges, we recorded $2.7 million in the third quarter of 2001, and $20.5 million year to date related to a company-wide restructuring and consolidation of operations and integration of acquisitions. These charges related to employee severance, impairments of assets and facilities consolidation. We expect the restructuring of operations to generate significant cost savings once fully implemented.

     We anticipate that operating expenses, as well as planned capital expenditures, debt repayments and any acquisitions, will constitute a material use of our cash resources throughout the remainder of 2001 and into 2002. We expect to incur additional losses and continued negative cash flow from operations in the foreseeable future. We cannot assure you that we will achieve or sustain profitability or positive operating cash flow.

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

Results of Operations

Three Months Ended September 30, 2001 compared to 2000

     Revenues. Revenues totaled $2.5 million and $3.4 million for the three months ended September 30, 2001 and 2000, respectively. The decrease was primarily due to the decrease in demand for large-scale encoding projects, the termination of our consulting services group and the discontinuation of our Loudeye Media Syndicator offering, offset by increases related to the acquisition of DiscoverMusic in March 2001 and the acquisition of VidiPax in June 2000.

     Digital Media Services revenues were generated from a large number of projects, including projects with XM Radio, Napster and Coca-Cola as well as the continued performance of our Media Subscription Services. One audio project represented 13% of the Company’s revenues in the three months ended September 2001.

     Media Subscription Services revenues totaled $910,000 in the three months ended September 30, 2001. Those revenues are related to the offering of music samples to customers obtained in the DiscoverMusic acquisition during the first quarter of 2001 and are included in digital media applications and other in the statements of operations. We had no subscription services available in the three months ended September 30, 2000, and accordingly had no revenues. We expect the quarterly revenues to remain relatively flat or decrease as the customer base evolves and pricing pressures on the services continues. Our Media Subscription Services strategy for the future is geared towards the music industry. Additional Subscription Services offerings may be available in the future in areas such as online radio, full song lockers and other music-related subscription offerings.

     We had no video encoding revenues in 2001 as a direct result of our decision to significantly de-emphasize that line of business. Media restoration revenues, including those from VidiPax increased significantly over the same period in prior year. We expect video-related revenues from VidiPax, to remain relatively flat or achieve a slight increase on a sequential or quarter-over-quarter basis in 2001 as we continue to focus primarily on digital music opportunities.

     In the three months ended September 30, 2000 we generated revenues from the sale or license of custom applications totaling $381,000. These revenues related to product offerings that we decided to no longer support in conjunction with our operational restructuring. In the three months ended September 30, 2001 we generated no revenues from sales or license of such technologies.

     We expect consolidated revenues to increase approximately 50% sequentially in the fourth quarter primarily as a result of the acquisition of Activate.

     Cost of Revenues. Cost of revenues decreased to $2.7 million in the three months ended September 30, 2001 from $3.4 million in the period ended September 30, 2000. Cost of revenues includes the cost of production and consulting, personnel and an allocated portion of facilities and equipment and other supporting functions related to the delivery of digital media services and applications. Stock-based compensation charges of $25,000 and $67,000 for the quarters ended September 30, 2001 and 2000, respectively, are attributable to employees included in cost of revenues and are presented in the separate operating expense line item within the statements of operations. Cost of revenues as a percent of revenues increased from the same period in 2000 primarily due to decreased capacity utilization resulting from the fewer large-scale encoding projects in the quarter. This underutilization was partially offset by lower personnel and facilities costs as a result of our restructuring; decreased depreciation related to equipment taken out of service or otherwise disposed of and the inclusion of higher margin product offerings acquired from DiscoverMusic. We expect margins on digital media applications provided through our Media Subscription Services and media restoration services provided by VidiPax to remain consistent through the fourth quarter. We expect the margins generated by traditional digital media services to be positively impacted as a result of the acquisition of Activate and as the effects of our cost-containment initiatives are realized.

     Research and Development Expenses. Research and development expenses totaled $2.5 million and $1.8 million in the three months ended September 30, 2001 and 2000, respectively. Research and development expenses consist of salaries and consulting fees paid to support technology development, costs of technology acquired from third parties to incorporate into applications and other proprietary technology currently under development. The increase over the same period in 2000 is primarily due to the acquisition of on-line radio technology and personnel in 2001. Additionally, in 2000, certain projects met the requirements for capitalization of development costs. We do not currently have any development projects that meet the criteria for capitalization. Costs of developing the automated production system, continued development of online radio technology and other unannounced applications comprised a majority of our research and development expenses. Stock-based compensation charges of $16,000 and $42,000 for the quarters ended September 30, 2001 and 2000, respectively, are attributable to employees included in research and development and are presented in the separate operating expense line item within the statements of operations.

     We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructuring and focus on digital audio opportunities and enterprise webcasting services, development headcount was significantly reduced and, as a result, we expect research and development expenses to continue sequentially at lower rates. This decrease is expected to be slightly offset by the development efforts ongoing at Activate.

     Sales and Marketing Expenses. Sales and marketing expenses totaled $2.0 million and $3.9 million in the three months ended September 30, 2001 and 2000, respectively. Sales and marketing expenses consist primarily of salaries, commissions, co-

marketing expenses, trade show expenses, product branding costs, advertising and cost of marketing collateral. The significant decrease in sales and marketing expenses was primarily due to the decreased personnel subsequent to our corporate restructuring, a focus on controlling costs in all areas of our business, and to a lesser degree, reduced sales commission on the lower level of sales. Stock-based compensation charges of $41,000 and $110,000 for the quarters ended September 30, 2001 and 2000, respectively, are attributable to employees included in sales and marketing and are presented in the separate operating expense line item within the statements of operations. We expect sales and marketing expenses to increase in the fourth quarter as a direct result of the acquisition of Activate. In addition, sales and marketing expenses are expected to increase as the level of sales grows.

     General and Administrative Expenses. General and administrative expenses totaled $2.5 million and $2.0 million in the three months ended September 30, 2001 and 2000, respectively. General and administrative expenses consist primarily of unallocated rent, facilities and information technology charges, salaries and legal and other general corporate expenses associated with being a public company. The increase was primarily due to increased legal expenses related to ongoing corporate initiatives, litigation and rights acquisitions. Stock-based compensation charges of $231,000 and $816,000 for the quarters ended September 30, 2001 and 2000, respectively, are attributable to employees included in general and administrative and are presented in the separate operating expense line item within the statements of operations. We expect general and administrative expenses to increase on a gross basis, but decrease on a percentage of total expense basis as a result of the Activate acquisition.

     Amortization of Intangibles and Other Assets. Amortization of intangibles and other assets totaled $2.1 million and $2.1 million in the three months ended September 30, 2001 and 2000, respectively, and includes amortization of the goodwill and identified intangible assets related to past acquisitions and amortization related to the fair value of warrants granted to certain partners. The amortization expense remained flat, however, this was due to increased amortization on intangibles related to acquisitions closed in 2001 offset by lower amortization on intangibles resulting from the Alive.com transaction in 1999, which were written down in the impairment charge in the first quarter of 2001. The closing of the Activate acquisition in September 2001 will increase future amortization. We expect to continue our growth strategy and should additional acquisitions occur, amortization expense would increase accordingly.

     Stock-Based Compensation. Stock-based compensation expense totaled $313,000 and $1.0 million in the three months ended September 30, 2001 and 2000, respectively. This decrease was primarily related to lower deferred compensation balances as a result of past reductions in force. We expect the future amortization levels to continue to decrease, although at a slower rate.

     In July 2001, we completed a stock option exchange whereby employees holding options with an exercise price greater than $4.30 were allowed to exchange those options at an exchange ratio of 3 for 4. A total of 1,083,250 options with a weighted average exercise price of $7.50, were exchanged for options to purchase 812,443 shares of common stock priced at $1.21 per share. The new options will be treated as a re-pricing in accordance with FASB Interpretation No. 44, and accordingly, will be treated under the variable method of accounting, which requires the company to mark the intrinsic value of the options to market until the date those options are exercised, are forfeited, or expire unexercised. The new options vest ratably three years from the date of issuance. As the company’s stock price at September 30, 2001 was lower than the strike price of the newly issued options, there was no stock-based compensation recorded in the quarter ended September 30, 2001. As a result of this tender offer, we believe that stock-based compensation will fluctuate in future periods as our stock price continues to fluctuate.

     Special Charges. We closed the acquisition of Activate, a Seattle-based company which provides live and on-demand enterprise webcasting services. This acquisition led to a facilities integration plan as well as a plan to eliminate redundant personnel and equipment. In addition, we continued our previously announced cost-savings initiative. These combined activities resulted in a special charge of $2.7 million in the third quarter of 2001.

     Our Board of Directors formally approved the facilities consolidation plan which, when implemented, will result in all Seattle-based operations moving to Activate’s facility in Seattle. The facility consolidation resulted in an impairment charge of $2.0 million, primarily related to tenant improvement write-offs for facilities expected to be closed by the end of the fourth quarter and redundant equipment. In addition, other closing costs of approximately $522,000 are expected to be incurred. The remaining portion of the special charge is cash severance charges related to employees terminated in September 2001. In November we announced a permanent reduction in force of approximately 19%. This reduction is expected to result in an additional charge totaling approximately $1.0 million. In addition, certain related charges, primarily non-cash tenant improvement write-downs, totaling an additional $1.0 million are expected to be recorded in the fourth quarter of 2001. Included in the property and equipment charges are accrued lease buy-out fees for closed facilities as well as assets related to the reduction in personnel that took place as a result of the announced restructuring.

     Interest Income. Interest income representing earnings on our cash, cash equivalents and short-term investments totaled

$631,000 and $1.7 million in the three months ended September 30, 2001 and 2000, respectively. The decreased income was due primarily to our significantly lower average cash and investment balances in 2001 in addition to lower interest rates. We expect that our interest income will decrease in the future as our cash balances decrease to fund our operating, investing and financing activities.

     Interest Expense. Interest expense consists of interest expense related to our debt instruments as well as amortization of financing charges related to our debt instruments. This totaled $267,000 and $298,000 in the three months ended September 30, 2001 and 2000, respectively. The decrease was due primarily to the improved terms of our refinanced debt and the lower prevailing interest rates.

Nine Months Ended September 30, 2001 compared to 2000

     Revenues. Revenues totaled $7.1 million and $7.6 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease was primarily due to decreases in revenues associated with video encoding projects and consulting services, offset largely by increases related to the acquisition of DiscoverMusic in March 2001 and the acquisition of VidiPax in June 2000.

     Media Subscription Services revenues totaled $2.1 million in the nine months ended September 30, 2001. We had no subscription services available in the nine months ended September 30, 2000, and accordingly had no revenues. Video and other related revenues remained relatively flat on a comparative basis. Revenues from video encoding projects and consulting projects decreased significantly in the first three quarters of 2001 as a result of our decision to de-emphasize that portion of our business. Media restoration revenues, which include those from VidiPax, increased due to the inclusion of nine months in our financial results in 2001 and three and one half-months in the same period in 2000, offsetting the decrease in video encoding and consulting revenues. In the nine months ended September 30, 2000 we generated revenues from the sale or license of custom applications totaling $632,000. These revenues related to product offerings, which we decided to no longer support after our operational restructuring. In the nine months ended September 30, 2001 we generated no revenues from sales or license of those technologies.

     Cost of Revenues. Cost of revenues decreased to $8.5 million in the nine months ended September 30, 2001 from $8.6 million in the period ended September 30, 2000. A stock-based compensation credit totaling $34,000 was related to stock option cancellations of $138,000 and deferred stock amortization charges of $104,000 for the three quarters ended September 30, 2001 and stock-based compensation charges of $407,000 in 2000, are attributable to employees included in cost of revenues and are presented in the separate operating expense line item within the statements of operations. Cost of revenues as a percent of revenues increased slightly from the same period in 2000 primarily due to the significantly higher personnel levels in the first quarter of 2001, as well as decreased capacity utilization resulting from lower volumes of large-scale encoding projects in 2001. Additional depreciation in 2001 from significant asset acquisitions in 2000 also contributed to the increase. These increases were partially offset by the inclusion of higher margin product offerings acquired from DiscoverMusic and VidiPax. We believe that margins should improve as a result of the consolidation of our production operations from three separate facilities to the one facility acquired in the Activate transaction and the related reduction in personnel requirements. This integration of business units should result in lower overhead costs in one shared facility. We expect margins on traditional service offerings to remain fairly constant through the remainder of 2001 and expect future margins to improve as product mix changes towards Media Subscription Services and offerings based upon our archival platform.

     Research and Development Expenses. Research and development expenses totaled $7.9 million and $4.9 million in the nine months ended September 30, 2001 and 2000, respectively. The increase over the same period in 2000 is primarily due to the acquisition of on-line radio technology and personnel in 2001, increased headcount in the first quarter of 2001 over the same period in the prior year and the cessation of capitalization of software development costs on completed projects in 2000. We do not currently have any development projects which meet the criteria for capitalization. Costs of enhancing the automated production system, the development of our archival platform and the continued development of online radio technology and other unannounced applications and service offerings comprised a majority of our research and development expenses in 2001, while 2000 included a number of projects which have since been terminated. A stock-based compensation credit totaling $21,000 was related to stock option cancellations of $85,000 and deferred stock amortization charges of $64,000 for the three quarters ended September 30, 2001. Stock-based compensation charges of $253,000 in 2000, are attributable to employees included in research and development and are presented in the separate operating expense line item within the statements of operations.

     We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructuring and focus on digital audio opportunities and enterprise webcasting services, development headcount was significantly reduced and, as a result, we expect research and development expenses to continue sequentially at lower rates. This decrease is expected to be slightly offset by the development efforts ongoing at Activate.

     Sales and Marketing Expenses. Sales and marketing expenses totaled $7.3 million and $10.9 million in the nine months ended September 30, 2001 and 2000, respectively. Sales and marketing expenses consist primarily of salaries, commissions, co-marketing expenses, trade show expenses, product branding costs, advertising and cost of marketing collateral. The significant decrease in sales and marketing expenses was primarily due to the decreased personnel subsequent to our corporate restructuring and an overall reduction in marketing spending. A stock-based compensation credit totaling $57,000 was related to stock option cancellations of $227,000 and deferred stock amortization charges of $170,000 for the three quarters ended September 30, 2001 and stock-based compensation charges of $668,000 in 2000, are attributable to employees included in sales and marketing and are presented in the separate operating expense line item within the statements of operations.

     General and Administrative Expenses. General and administrative expenses totaled $7.7 million and $5.5 million in the nine months ended September 30, 2001 and 2000, respectively. The increase was primarily due to the higher headcount in early 2001 compared to the same period in 2000 as well as higher unallocated facilities charges in 2001. Additional increases were due to contractual bonuses paid to employees acquired in the Vidipax transaction and increased legal expenses related to ongoing corporate initiatives. We believe that general and administrative expenses will decrease slightly or remain flat in future periods as a result of our restructuring efforts and our focus on controlling costs in all areas, although, new initiatives may cause these expenses to actually increase over time. Stock-based compensation charges totaling $323,000 were related to the acceleration of certain options in the first quarter of 2001 of $635,000, deferred stock amortization charges of $947,000, partially offset by stock option cancellations of $1,259,000. Stock-based compensation charges of $3.1 million in 2000, are attributable to employees included in general and administrative. Stock-based compensation charges are presented in the separate operating expense line item within the statements of operations.

     Amortization of Intangibles and Other Assets. Amortization of intangibles and other assets totaled $5.9 million and $5.6 million in the nine months ended September 30, 2001 and 2000, respectively, and includes amortization of the goodwill and identified intangible assets related to past acquisitions and amortization related to the fair value of warrants granted to certain partners. The increase was primarily due to increased amortization resulting from the DiscoverMusic, OnAir, Addition Systems, Inc. and theDial transactions closed in 2001 and amortization of intangibles resulting from the VidiPax acquisition in June 2000, partially offset by lower amortization on intangibles resulting from the Alive.com transaction in 1999, which were written down in the impairment charge in the first quarter of 2001. Future amortization will increase as a result of the Activate acquisition. Additionally, we expect to continue our growth strategy and should additional acquisitions occur, amortization expense would increase accordingly.

     Stock-Based Compensation. Stock-based compensation totaled $211,000 and $4.4 million in the nine months ended September 30, 2001 and 2000, respectively. Stock-based compensation in 2001 consisted of approximately $1,285,000 in amortization of deferred stock compensation, a charge of $635,000 related to a modification associated with stock options held by a former employee, partially offset by a credit related to option cancellations resulting from employee terminations and cancellation of related stock options which had previously generated amortized deferred stock compensation of approximately $1.7 million. Stock-based compensation in 2000 consisted of $3.7 million in amortization of deferred stock compensation related to stock options granted below deemed fair market value through March 31, 2000, charges of $1.3 million related to marking options granted to consultants to fair market value as of September 30, 2000 and a credit resulting from option cancellations which had previously amortized deferred stock compensation of approximately $574,000.

     Special Charges. Throughout 2001, we have implemented an effort to reduce overall levels of operating expenses through a series of operational restructurings and consolidations. As a result of these restructurings, the reduction in personnel, the discontinuation of certain product offerings, facilities consolidations, the impairment of redundant equipment and the impairment of previously recorded intangibles resulting from past acquisitions, we have recorded special charges totaling approximately $20.5 million in 2001. There were no such charges recorded in 2000. Of these special charges, $16.2 million of represents non-cash charges related to the write-down of video-related equipment, intangibles, redundant equipment or leasehold improvements. The remaining charges of $4.0 million are related to facility closure costs and severance-related payments to terminated employees. A breakout of these charges for the nine months ended September 30, 2001 follows:

(in millions)
Intangible impairments	$12.2
Equipment impairments	2.6
Facility charges and other	3.4
Employee severance	2.3

$20.5

     We currently anticipate future special charges related to the facilities consolidation into Activate’s facilities and the reduction in force announced in November of approximately $2.0 million. We reevaluate the carrying value of our assets at appropriate times, and future charges may be necessary if conditions require them.

     Interest Income. Interest income representing earnings on our cash, cash equivalents and short-term investments totaled $2.7 million and $4.1 million in the nine months ended September 30, 2001 and 2000, respectively. The decreased income was due primarily to our lower average cash and investment balances in 2001 in addition to lower interest rates. We expect that our interest income will decrease in the future as our cash and investment balances decrease to fund our operating, investing and financing activities.

     Interest Expense. Interest expense consists of interest expense related to our debt instruments as well as amortization of financing charges related to our debt instruments. This totaled $943,000 and $574,000 in the nine months ended September 30, 2001 and 2000, respectively. The increase was due primarily to increased levels of borrowings incurred to finance fixed asset acquisitions, partially offset by decreased interest rates.

Liquidity and Capital Resources

     As of September 30, 2001, we had approximately $68.6 million of cash, cash equivalents and short-term investments.

     Net cash used in operating activities was $18.6 million and $21.6 million in the nine months ended September 30, 2001 and 2000, respectively. For 2001, cash used in operating activities resulted primarily from a net loss of $49.2 million; partially offset by non-cash charges totaling $27.8 million related to depreciation and amortization, the non-cash components of the special charges, and stock- based compensation, a decrease of approximately $2.2 million in accounts receivable, an increase in accrued compensation, benefits and other expenses of $1.8 million, partially offset by other uses of $1.2 million. Cash used in operating activities in 2000 was due primarily to a net loss of $28.9 million, a decrease in accounts payable of $4.3 million, an increase in accounts receivable of $1.9 million, partially offset by an increase in accrued compensation, benefits and other expenses of $1.0 million and non-cash stock-based compensation, depreciation and amortization charges totaling $13.0 million.

     Net cash provided by investing activities was $24.8 million in the nine months ended September 30, 2001, and net cash used in investing activities was $18.0 million in the nine months ended September 30, 2000. For 2001, cash provided by investing activities was primarily related to the net sales of short-term investments, partially offset by purchases of property and equipment and cash paid for the acquisitions closed in 2001. Cash used in investing activities in 2000 was primarily related to purchases of property and equipment; cash paid for acquisition of businesses and capitalized software costs.

     Net cash provided by financing activities was $3.9 million in the nine months ended September 30, 2001 and net cash provided by financing activities was $88.8 million in the nine months ended September 30, 2000. The cash provided by financing activities in 2001 primarily resulted from the funds received from our new credit facility, offset by principal payments of our long-term debt and capital lease obligations. Net cash provided by financing activities in 2000 primarily resulted from the net proceeds of our initial public offering, the concurrent sale of common shares to a strategic investor, and the underwriters’ exercise of their over-allotment option.

     As of September 30, 2001, our principal commitments consisted of obligations outstanding under operating leases, as well as notes payable totaling $17.2 million under our credit facilities and capital lease obligations. In addition, we have certain financial commitments under existing agreements that will require significant uses of our cash resources.

     Since our inception, our operating expenses have significantly increased in order to support our growth. We currently anticipate that such expenses will continue to be a material use of our cash resources. We expect that capital expenditures, excluding acquisitions, will total approximately $500,000 in the remainder of calendar year 2001 and will relate primarily to the facilities consolidation.

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

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline

     We have incurred net losses from operations of $101.2 million during the period August 12, 1997 (inception) through September 30, 2001. Given the level of our planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows for the foreseeable future. To achieve profitability, we must, among other things:

•	Successfully integrate our recent acquisition of Activate and execute our webcasting services strategy;

•	Incorporate our online radio technology strategy;

•	Achieve customer adoption and acceptance of our products and services;

•	Successfully scale our current operations and integrate our facilities;

•	Introduce new digital media services and applications;

•	Implement and execute our business and marketing strategies;

•	Address media copyright issues without negatively impacting our business;

•	Develop and enhance our brand;

•	Respond to competitive developments in the Internet media infrastructure industry;

•	Continue to attract, integrate, retain and motivate qualified personnel; and

•	Upgrade and enhance our technologies to accommodate expanded digital media service and application offerings.

     We might not be successful in achieving any or all of these objectives. Failure to achieve any or all of these objectives could have a serious adverse impact on our business, results of operations and financial position. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our ability to reduce our operating expenses from our corporate cost-savings initiatives implemented throughout 2001 may be adversely affected by expenditures related to expanding our digital media service and application offerings; obtaining, administering, and renewing financially reasonable music content license agreements with the various third parties in the fragmented music recording and publishing industries; growing our customer base; enhancing our brand image; and improving our technology infrastructure.

     Our ability to operate our business and implement our business strategy may be hampered by our future negative cash flows, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we have to incur unforeseen capital expenditures, unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities.

Our quarterly financial results are subject to fluctuations that may make it difficult to forecast our future performance and could cause our stock price to decline

     Our quarterly operating results have fluctuated in the past, and we expect our revenues and operating results to vary significantly from quarter to quarter due to a number of factors, including:

•	Variability in demand for our digital media services and applications;

•	Profitability and viability of existing and emerging businesses focused on distribution of digital media content over the Internet;

•	Willingness of our customers to enter into digital media and applications services agreements for digital media in light of the economic and legal uncertainties related to their business models;

•	Ability of our customers to procure necessary intellectual property rights in the digital media content they intend to utilize in their businesses;

•	Market acceptance of new digital media services and applications offered by us and our competitors;

•	Introduction or enhancement of digital media services and applications offered by us and our competitors;

•	The mix of distribution channels through which our products and services are licensed and sold;

•	Changes in the growth rate of Internet usage and adoption of broadband access;

•	Variability in average order size or product mix;

•	Ability of customers to cancel agreements or orders on little or no advance notice;

•	Changes in our pricing policies or the pricing policies of our competitors;

•	Technical difficulties with respect to the use of our products and services;

•	Governmental regulations affecting use of the Internet, including regulations concerning intellectual property rights and security measures;

•	The amount and timing of operating costs and capital expenditures related to expansion of our business operations and infrastructure;

•	Competition from companies entering our markets;

•	General economic conditions such as fluctuating interest rates and inflation; and

•	Economic conditions specifically related to the Internet such as fluctuations in the costs of Internet access, hardware and software.

     Our current and future levels of operating expenses and capital expenditures are to a large extent, fixed in the short term. Thus, we may not be able to adjust spending in a timely manner to compensate for any shortfall in revenues and any significant shortfall in revenues relative to planned expenditures could have an immediate adverse effect on our business and results of operations. If our operating results fall below our expectations as well as those of securities analysts and investors in some future periods, our stock price will likely decline.

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

Our common stock price has been volatile and there is a risk we could be delisted from the Nasdaq National Market

     Our common stock price has been, and may continue to be, extremely volatile, and there is a risk we could be delisted from the Nasdaq National Market. The market price of our common stock has declined significantly in recent months, and we expect that it will continue to be subject to significant fluctuations as a result of variations in our quarterly operating results and volatility in the financial markets. Our stock currently trades below $1.00 and may continue to do so. If our stock continues to trade below $1.00 per share for 30 consecutive business days after December 31, 2001, we may receive notice from the Nasdaq National Market that we need to comply with the requirements for continued listing on the Nasdaq National Market within 90 calendar days from such notification or be delisted. If our stock is delisted from the Nasdaq National Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to “penny stock” regulations. If our common stock were subject to “penny stock” regulations, which apply to certain equity securities not traded on the Nasdaq National Market which have a market price of less than $5.00 per share, subject to limited exceptions, additional disclosure would be required by broker-dealers in connection with any trades involving such penny stock.

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

We depend on the development and rate of adoption of digital media and Internet broadcasting and the delay or failure of this development would seriously harm our business

     We depend on the development and rate of adoption of digital media and Internet broadcasting and the delay or failure of this development would seriously harm our business. Our success depends on users having access to the necessary hardware, software and bandwidth, or data transmission capability, to receive high quality digital media over the Internet. Congestion over the Internet and data loss may interrupt audio and video streams, resulting in unsatisfying user experiences. The success of digital media over the Internet depends on the continued rollout of broadband access to consumers on an affordable basis. If the Internet does not develop as an effective medium for the distribution of digital media content to consumers or if businesses predicated on the distribution of digital media content are not profitable or are unable to raise necessary operating capital, then we will not succeed in executing our business plan. Many factors could inhibit the growth of electronic commerce in general and the distribution of digital media content in particular, including concerns about the profitability of Internet-based businesses, uncertainty about intellectual property rights associated with music and other digital media, bandwidth constraints, piracy and privacy. Widespread adoption of digital media technology depends on overcoming these obstacles, identifying viable revenue models for digital media-based business, improving audio and video quality and educating customers and users in the use of digital medial technology. If digital media technology fails to overcome these obstacles, our business could be seriously harmed.

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

We depend on a limited number of customers for a majority of our revenues so the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenues and operating results

     A limited number of customers have accounted for a majority of our revenues and will continue to do so for the foreseeable future. During the three months ended September 30, 2001, two of our customers accounted for approximately 31% of our revenues; while in the three months ended September 30, 2000, one other customer accounted for approximately 35% of our revenues. We believe that a small number of customers will likely continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues for the quarter. If we were to lose a key customer, our business, financial condition, and operating results could suffer. In addition, if any customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing our customer base, our business could be harmed.

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

Our growth could be limited if we fail to successfully identify and integrate potential acquisitions and investments

     We expect to evaluate and acquire businesses, technologies, services, or products that we believe are a strategic fit with our business. Entering into an acquisition entails many risks of any which could materially harm our business, including:

•	Diversion of management’s attention from other business concerns;

•	Failure to assimilate the acquired company with our pre-existing business;

•	Potential loss of key employees from either our pre-existing business or the acquired business;

•	Dilution of our existing stockholders as a result of issuing equity securities, including the shares potentially issuable as a result of the Activate acquisition; and

•	Assumption of liabilities of the acquired company.

•	Complementary products and services may not be available on commercially reasonable terms;

•	We may be unable to compete for acquisitions of products and services with many of our competitors who have greater financial resources than we do;

•	Acquired products and services may not meet the needs of our customers;

•	We may incur difficulties associated with the integration of the personnel and operations of an acquired company with our personnel and operations;

•	We may incur difficulties in assimilating products, services or technologies, with our existing products, services and technologies we obtained from acquisitions; and

•	Integration of acquired and existing products and services may result in decreases in revenue from existing products and services.

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

     In addition, the reduced availability of write-offs for in-process research and development costs under the purchase method of accounting in connection with an acquisition could make an acquisition more costly for us. We will incur additional amortization expense in future periods as a result of the excess purchase price associated with our acquisitions of DiscoverMusic, Addition Systems, Inc. and Activate and certain assets and technology from OnAir and theDial.com.

     As a result of the Activate acquisition, we will be required to make payments totaling $3.0 million on September 25, 2002. If the common stock issued at that time is the maximum amount as prescribed by the closing agreement, existing stockholders could have their current holdings diluted by approximately 15%.

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

A class action lawsuit has been filed against us which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business

     We and certain of our current or former officers and directors are named as defendants in a purported class action complaint which has been filed allegedly on behalf of certain persons who purchased our common stock during the time period beginning on March 15, 1999 and ending on December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Primarily it alleges that there was undisclosed compensation received by our underwriters in connection with our initial public offering.

     We can provide no assurance as to the outcome of this matter. Any resolution of this matter in a manner adverse to us would have a material adverse affect on our financial position and results of operation. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace. In addition, because class action litigation has often been brought against companies following periods of volatility in their stock prices, we could become involved in additional litigation.

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

The failure to retain and attract key technical personnel and other highly qualified employees could harm our business

     Because of the complexity of our services, applications and related technologies, we are substantially dependent upon the continued service of our existing product development personnel. In addition, we may hire additional engineers with high levels of experience in designing and developing software and rich media products in time pressured environments. As we continue to introduce additional applications and services, and as our customer base and revenues grow, we will need to hire additional qualified personnel in other areas of operations as well. New personnel will require training and education and take time to reach full productivity. Our failure to attract, train, and retain these key technical personnel could seriously harm our business. Further, our business and operations are substantially dependent on the performance of our executive officers and key employees, all of whom are employed on an at-will basis and have worked together for only a relatively short period of time. We do not maintain “key person” life insurance on any of our executive officers. In addition, we hired or named new employees in 2000 and 2001 in key executive positions, including our Chief Executive Officer, Chief Financial Officer, Senior Vice President of Sales, Senior Vice President of Corporate Development and General Counsel. The loss of several key executives could seriously harm our business. Finally, we added significant numbers of employees in connection with our acquisitions of DiscoverMusic and Activate and the OnAir and theDial transactions. As we complete the integration of those acquisitions and employees, we are reviewing our organizational structure and number of employees. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

Competition may decrease our market share, revenues, and gross margins

     The market for digital media services and applications is relatively new, and we face competition from in-house encoding services by potential customers, other vendors that provide outsourced digital media services and companies that directly provide digital media applications. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for Internet media services and applications, the more competitors are likely to emerge including turnkey Internet media application and service providers; streaming media platform developers; digital music infrastructure providers; and digital media applications service providers (including for digital music subscription). As we continue to develop media subscription applications, we may also over time begin to compete with some of our historical customers and partners who could also develop and market business-to-business subscription offerings.

     In addition, we may not compete successfully against current or future competitors, many of whom have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that are more sophisticated than our own. In addition, our competitors may bundle their services with other software or hardware to offer a more complete range of Internet media products and services to meet all of the content distribution needs of our customers. For these and other reasons, our competitors’ products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations.

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

     Any of these results could put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share. They could also force us to expend greater resources to meet the competitive threat, which could also harm our operating results.

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

     In connection with the acquisition of DiscoverMusic, the Company assumed certain liabilities, including a patent infringement lawsuit filed by InTouch Group, Inc. (“InTouch”) in which DiscoverMusic is one of the defendants. We believe that we have meritorious defenses to InTouch’s claims and we intend to vigorously defend against such claims. However, to the extent that their patent rights are valid and enforceable and cover our activities, we may be required to pay damages, obtain a license to use such patents or use non-infringing methods to accomplish our activities with regard to our interactive music samples preview technology. It is possible that a license from InTouch would not be available on commercially acceptable terms, or at all, or that we would be unable to use our interactive music samples preview technology in a non- infringing manner. If successful, the InTouch claim that we violate their intellectual property rights could seriously harm our business by forcing us to cease using important intellectual property or requiring us to pay monetary damages. Even if unsuccessful, these claims still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management’s attention away from our primary business activities in general.

Our business might be harmed if challenges against Intellectual Property laws by new digital music delivery technologies are successful

     New music sharing technologies allowing users to locate and download copies of digital music stored on the hard drives of other users without payments have been introduced into the market. Because some digital recorded music formats, such as MP3, do not contain mechanisms for tracking the source of ownership of digital recordings, users are able to download copies of copyrighted recorded music over the Internet without being required to compensate the owners of these copyrights. These downloads are a significant concern to record companies and artists. The Recording Industry Association of America has filed a suit seeking a permanent injunction against the use of these file-sharing technologies for exchange of copyrighted works. Several recording artists have also taken action against companies providing music sharing technology. If the injunction is denied, and it is determined that this file sharing technology is non- infringing, record companies and artists may limit their use of the Internet to sell and distribute their copyrighted materials. Even if the technology is determined to be infringing, it may be difficult to prevent this type of file sharing because of the non-centralized character of these technologies. As long as free-

shared copies are available, legally or illegally, consumers may choose not to pay for downloads from retail and other music delivery sites, which could harm our business.

If standards for the secure, digital delivery of recorded music are not adopted, the piracy concerns of record companies and artists might not be satisfied, and they might not use our platform for digital delivery of their music

     Because other digital recorded music formats, such as MP3, do not contain mechanisms for tracking the source or ownership of digital recordings, users are able to download and distribute unauthorized or “pirated” copies of copyrighted recorded music over the Internet. This piracy is a significant concern to record companies and artists, and is the reason many record companies and artists are reluctant to digitally deliver their recorded music over the Internet. The Secure Digital Music Initiative (SDMI) is a committee formed by the Recording Industry Association of America (RIAA) to propose a standard format for the secure digital delivery and use of recorded music. If a standard format is not adopted, however, unsecured copies of recorded music may continue to be available on the Internet, and record companies and artists might not permit the digital delivery of their music. Additionally, as long as pirated recordings are available, many consumers will choose free pirated recordings rather than paying for legitimate recordings. Accordingly, if a standard format for the secure digital delivery of music is not adopted, our business might be harmed.

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

The length of our sales cycle is uncertain and therefore could cause significant variations in our operating results

     Our customers typically include large corporations that often require long testing and approval processes before making a purchase decision. Therefore, the length of our sales cycle, the time between an initial customer contact and completing a sale, has been and may continue to be unpredictable. The time between the date of our initial contact with a potential new customer and the execution of a sales contract with that customer ranges from less than two weeks to more than nine months, depending on the size of the customer, the application of our solution and other factors. Our sales cycle is also subject to delays as a result of customer-specific factors over which we have little or no control, including their procurement of appropriate rights from content owners, budgetary constraints and internal acceptance procedures. During the sales cycle, we may expend substantial sales and management resources without generating corresponding revenues. Our expense levels are relatively fixed in the short term and are based in part on our expectation of future revenues. As a result, any delay in our sales cycle could cause significant variations in our operating results, particularly because a relatively small number of customer orders represent a large portion of our revenues.

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

The concentration of ownership by our affiliated stockholders and provisions in our charter documents and provisions of applicable state law may delay or prevent any merger or takeover of the Company

     Certain of our existing stockholders have significant influence over our management and affairs, which they could exercise against your best interests. As of November 1, 2001, our officers and directors, together with entities that may be deemed affiliates of or related to such persons or entities, will beneficially own or have voting control over approximately 32% of our outstanding common stock. Martin Tobias, a former member of the board of directors, has given the board of directors, an irrevocable proxy to vote all of the 4.6 million shares of our Common Stock that he owns. See Note 11 to the Notes to Consolidated Financial Statements and our Report on Form 8-K as filed with the Securities and Exchange Commission on October 30, 2001 for a more complete description of the proxy. As a result, these stockholders, acting together, may be able to influence significantly our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquiror from making a tender offer for our shares. This concentration of ownership could also adversely affect our stock’s market price or lessen any premium over market price that an acquiror might otherwise pay.

     Certain provisions of our certificate of incorporation and bylaws and the provisions of Delaware and Washington law could have the effect of delaying, deferring or preventing an acquisition of the Company, even if an acquisition would be beneficial to our stockholders.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan

     We believe that our existing cash, cash equivalents, short-term investments, the amounts available under our modified credit facility will be sufficient to meet our operating expenses working capital, capital expenditure and business expansion requirements through 2001 and 2002. Thereafter, we may need to raise additional funds. We may have to raise funds even sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures, to acquire complementary products, businesses or technologies or otherwise to respond to unanticipated requirements. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends. We cannot assure you that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our ongoing operations and planned expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services and applications or respond to competitive pressures. This inability could seriously harm our business, results of operations and financial condition.

Our enterprise webcasting, encoding, data storage and web server systems may stop working or work improperly due to natural disasters, failure of third-party services, power outages, fire and other unexpected problems

     Since our primary encoding and data storage facilities and network facilities are located in the state of Washington, a seismic disturbance, or other natural disaster could affect these primary facilities simultaneously. An unexpected event like a power or telecommunications failure, fire, flood, seismic disturbance at or near our encoding and on-site data storage facility or at any of our Internet service providers’ facilities could cause the loss of critical data and prevent us from offering our services to our customers. Our insurance may not adequately compensate us for any losses that may occur.

Our development of an online radio business may be adversely affected by interruptions or failures of Internet related services and technologies, lack of content, and uncertainty involving copyrights and royalty payments

     A reduction in the performance, reliability and availability of the Internet, our network infrastructure, or content delivery networks may harm our ability to provide online radio to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. Our operations will also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We will also depend on Web browsers, ISPs and online service providers to provide Internet users access to our online radio. We also intend to provide rebroadcasting solutions and these will be dependent on providing customers with efficient and reliable services to enable such customers to broadcast content to large audiences on an as-needed basis. Our online radio will also be dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of such network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. Our online radio business will also depend on the availability of reasonably priced quality content and our ability to produce quality content.

     Our online radio business will likely be subject to the uncertainty related to copyrights and royalty payments discussed above.

Government regulation may require us to change our business

     On October 28, 1998, the United States Congress enacted the Digital Millennium Copyright Act (or “DMCA”). The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our and our customers’ future business activities, we and our customers may be required to pay licensing fees for digital sound recordings streamed or distributed from web sites and through retransmissions of radio broadcasts and/or other audio content. The DMCA does not specify the rate and terms of such licenses, which will be determined either through voluntary inter- industry negotiations or arbitration. Moreover, with respect to digital publishing, sound recording and other music licenses not directly covered by the DMCA, various companies and individuals in the digital music industry plan to engage in a proceeding before a tribunal of the United States Copyright Office along with the Recording Industry Association of America during 2001 to determine what, if any, licensee fees should be paid to various rights holders. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers. In addition, broadcasting of content over the Internet may become subject to more extensive government regulations, similar in scope to those applying to television and radio.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     Between July 26, 2001 and August 30, 2001, several substantially similar class action complaints were filed in the United States District Court for the Southern District of New York against us and certain of our present or former officers and directors as well as against certain underwriters who handled our March 15, 2000 initial public offering of common stock. The various complaint were purportedly filed on behalf of a class of persons who purchased our common stock during the time period beginning on March 15, 1999 and ending on December 6, 2000. The complaint together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the allegation that there was undisclosed compensation received by our underwriters in connection with our initial public offering and the allegation that the underwriters entered into undisclosed arrangement with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The allegations set forth in these complaints are substantially similar to those made in class actions filed against approximately 180 other companies that issued securities within the past three years. These actions have all been consolidated before the same judge for pretrial purposes.

     We believe that the individual defendants and we have meritorious defenses to the claims made in the complaint and we intend to defend the actions vigorously. However, there can be no assurance that we will be successful, and an adverse resolution of the lawsuit could have a material adverse affect on our financial position and results of operation in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit, although we do not believe it will have a material adverse impact on our financial condition or results of operations.

     On May 8, 2001, we filed an arbitration demand with the American Arbitration Association (“AAA”) against Valley Media, Inc (“Valley”). We alleged that Valley is liable for substantial damages for material breaches of a Services Agreement between the companies dated as of December 17, 1999, in which Valley made representations and warranties and agreed to perform certain obligations to facilitate the creation of a venture to create and market an Internet music clip streaming service. We provided notice of our intent to terminate that agreement by letter dated February 6, 2001, and that termination was effective 30 days thereafter. We have also alleged claims for misrepresentation, fraud, unjust enrichment and promissory estoppel. The date for the arbitration hearing is June 10, 2002. Under AAA rules, arbitration proceedings are confidential and private. Valley has filed an answer in which it denies liability, and asserts counterclaims for breach of contract, conversion, and declaratory relief.

     See Item 1 of Part II of our quarterly report on Form 10-Q for the quarterly periods ended March 31, 2001 and June 30, 2001 for a discussion of legal proceedings as to which there were no material developments in the quarter ended September 30, 2001.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

     None.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit
Number	Description

10.36	Credit Agreement between US Bank National Association and Loudeye Technologies, Inc., dated as of August 22, 2001.
10.37	First Amendment to Credit Agreement between US Bank National Association and Loudeye Technologies, Inc., dated as of October 25, 2001.

(b)  Reports on Form 8-K

On September 25, 2001 we filed a Report on Form 8-K that announced that on such date we closed the acquisition of Activate.net Corporation. Our press release announcing the acquisition was filed as an exhibit to the report.

On October 30, 2001, we filed a Report on Form 8-K that announced that on October 26, 2001, we closed the purchase of 4,000,000 shares of Loudeye common stock from Martin Tobias and Alex Tobias. Our press release announcing the purchase as well as the purchase agreement were filed as exhibits to the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2001.

LOUDEYE TECHNOLOGIES, INC

By	/s/ BRADLEY A. BERG

Bradley A. Berg Senior Vice President and Chief Financial Officer Principal Financial Officer

By	/s/ JEROLD J. GOADE

Jerold J. Goade Vice President Finance, Controller Principal Accounting Officer