Form 10-K
period 2001-12-31
LOUDEYE TECHNOLOGIES INC
filed 2002-03-28
CIK 1064648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
Commission File Number: 0-29583

Loudeye Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1908833
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1130 Rainier Avenue South, Seattle, WA 98144

(Address of principal executive offices)    (Zip Code)

206-832-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value Per Share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $22,587,000 as of March 12, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	40,506,170
(Class)	(Outstanding at March 12, 2002)

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement relating to the registrant’s 2002 Annual Meeting of Shareholders scheduled to be held on May 23, 2002 are incorporated by reference into Part III of this Report.

LOUDEYE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2001

PART I

Item 1     Business

Forward Looking Statements

      Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein, including, but not limited to management’s discussion and analysis of financial condition and results of operations in Item 7 of Part II hereof, and statements regarding regulatory approvals, operating results and capital requirements, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of terms like these or other comparable terminology. These forward-looking statements are only predictions and actual events or results may differ materially from those projected. Specific factors that could cause actual results to differ materially from those projected include, but are not limited to, uncertainties related to our early stage of business development; uncertainties related to the effectiveness of our technology and the development of our products and services; dependence on and management of existing and future corporate relationships; dependence on licensed content and technology; dependence on proprietary technology and uncertainty of patent protection; management of growth; history of operating losses; future capital needs and uncertainty of additional funding; dependence on key personnel; intense competition; existing government regulations and changes in, or the failure to comply with, government regulations, and other risks detailed below, including the Risk Factors in Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those included from time to time in the Company’s other reports with the SEC and press releases, copies of which are available from the Company upon request. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to publicly release any revisions of the forward-looking statements contained herein to reflect events or circumstances after the date hereof. Readers are cautioned not to place undue reliance on these forward-looking statements, as our business and financial performance are subject to substantial risks and uncertainties.

Company Overview

      We are a leading provider of services which facilitate the use of digital media for live and on-demand applications in enterprise communication, marketing and entertainment. Our services enable our customers to outsource the management and delivery of audio, video and other visual content on the Internet and other digital distribution platforms. Our technical infrastructure and proprietary applications comprise an end-to-end solution, including rich media application support, webcasting, hosting, storage, encoding, capture and media restoration. Our solutions reduce complexity and cost of internal solutions, while supporting a variety of digital media strategies and customer business models.

      In 2001 we served over 300 customers directly including The Coca Cola Company, Microsoft, XM Satellite Radio, CDNow, Amazon, America Online, Robertson Stephens, Universal Music Group, barnesandnoble.com, the Metropolitan Opera and the New York City Ballet.

      Traditional communication methods and media formats have expanded to include a variety of digital technologies and rich media formats. The use of the Internet as a medium for communication and media distribution has continued to evolve and grow in recent years. For example, large and medium-sized enterprises now use Webcasting as a cost-effective means to communicate to employees, customers, investors, partners and the public at large. Traditional media & entertainment companies, such as major recording labels and radio broadcasters, have faced significant challenges posed by the distribution of music digitally. Additionally, retailers and advertisers have begun to use digital media to aid in the selling of their products.

      We developed our solutions to address the new methods of communication, media distribution and content management that have emerged over recent years. We provide our services via two primary business segments, Digital Media Services and Media Restoration Services.

•	Digital Media Services. Our Digital Media Services enable enhanced enterprise communication, digital media management and distribution via the Internet and other emerging technologies.

Our enhanced enterprise communication services include highly scalable, live and “on-demand” audio and video Webcasting services, supported by proprietary applications such as synchronized streaming slide presentation capabilities. Using our services, enterprises can offer large and small audiences access to Webcasts of a variety of corporate events, such as product launches, investor earnings calls, conferences and distance learning seminars. The target customers for these solutions include large and medium-sized enterprises across a range of industry segments.

Our other Digital Media Services encompass a variety of related services primarily focused on the digital music market, including digital music encoding, metadata licensing, audio fingerprint database generation, hosted music sample services, hosted music download services, digital rights management license clearing, online radio solutions, and rich media advertisement insertion and sales. Supporting some of these offerings, we have music licenses and relationships with the five major recording labels and hundreds of independent record labels. The target customers for our digital music services include traditional and Internet-based retailers, media and entertainment companies, including media portals, broadcasters, the major record labels and advertisers.

•	Media Restoration Services. Our Media Restoration Services solutions address the need to restore and migrate legacy media archive collections to current media formats. The target customers for these services include most of the customers for our Digital Media Services as well as large legacy media archives, specifically including those found at major libraries, universities and enterprises.

      Our capabilities include a robust production and rich media delivery infrastructure, featuring significant capacity to manage customer requirements and a flexible and extensible platform to enable tailored solutions and serve a diverse range of market opportunities. Our solutions offer customers the following key benefits:

•	Comprehensive digital media services to address enterprise communication, marketing and entertainment markets;

•	End-to-end outsourced solutions to reduce complexity and cost of in-house implementations;

•	High degree of flexibility to enable tailored customer solutions;

•	Scalable systems and network infrastructure to provide significant capacity and reliability; and

•	Strategic relationships to facilitate authorized digital media strategies.

      We have made a significant investment in capabilities to address the major processes supporting the end-to-end management and delivery of digital media, from content capture to content distribution, including:

•	Advanced application services. Our applications improve the end user experience while supporting a variety of customer requirements. As part of our service offerings we provide applications for streaming slide presentations, audience polling and chat sessions, flexible reporting and management, customized templates, content syndication and rich media content insertion;

•	Digital media distribution. Digitally formatted content can be delivered to customers via a range of methods from secured file delivery to a fully-hosted streaming or download service. Our scalable streaming network infrastructure can simultaneously deliver multiple Webcasts to small and large audiences and support our music samples service with high levels of reliability;

•	Media processing services. Content is processed to customer specifications via our proprietary encoding and transcoding systems and media restoration capabilities;

•	Digital media storage and access. Our proprietary systems and technology enable the scalable archiving, retrieval and processing of large inventories of digital media. Digitized content is stored on our high capacity storage array systems and accessed via our proprietary, automated, web-based access tools to search, provision and manage such content; and

•	Traditional source media ingest and capture. Source content is captured live via our extensive signal ingress capabilities, including satellite downlinks, video fiber, frame relay, ISDN, automated telephony-to-IP switches and teleconferencing equipment, as well as on-demand via processing of archived source audio and video in a wide range of legacy and digital formats.

      Our digital media services and infrastructure are robust and highly scalable. In 2001 our Activate subsidiary webcast approximately 6,000 events. In 2001 Loudeye encoded and delivered millions of digital music and audio fingerprint files and streamed approximately 620 million music samples.

      Our objective is to leverage our existing customer base and investments in infrastructure and applications to grow revenues and achieve profitability. We seek to achieve these objectives through the following key strategies:

•	Expanding our direct and indirect sales channels;

•	Lowering our cost of delivery and increasing customer integration via automation and strategic relationships;

•	Developing and marketing an end-to-end suite of products and services; and

•	Selectively pursuing strategic acquisitions to enter new markets, expand our suite of services and product offering, increase our customer base and strengthen our market position.

      Loudeye was founded as a Washington limited liability company in 1997 and was incorporated in Delaware in 1998. Our headquarters are located in Seattle, Washington, and we have an additional facility in New York, New York.

Industry Background

      A variety of trends are affecting the traditional methods that companies communicate as well as distribute and market media and other goods. The Internet has developed into a very efficient and cost effective medium to communicate and conduct commerce with millions of users worldwide. The increase in broadband access and average Internet connection speeds, as well as continued development of digital media technologies, has increased the quality and reliability of digital media delivery over the Internet and other digital distribution platforms. The consumption of digital media by Internet users has increased, driving companies to consider it as a medium for enterprise communication, media and entertainment, marketing and advertising.

      Internet Usage and Broadband Access Have Increased. Internet usage and access speeds increased in 2001, thus expanding the potential audience for digital media applications. According to Jupiter Media Metrix, as of December 2001, more than 141 million people in the United States used the Internet, up from approximately 126 million in 2000. In addition, average Internet access speeds in the home continue to increase. In January 2002, Jupiter estimated that at the end of 2001 approximately 10 million U.S. households, or 15% of the total, had high speed access, an increase of 90% from 2000 levels. According to those estimates, broadband users, including those at work, totaled approximately 38 million or 32% of at-home and at-work Internet users at the end of 2001.

      Digital Media Technologies Are Being Adopted and Refined Creating Large Potential Audiences and User Bases. Technology that enables the consumption of digital media using personal computers and other connected devices was widely adopted by users in the United States in 2001. For example, Jupiter Media Metrix estimates that already by the beginning of 2001 media player applications were installed on approximately 99 percent of home personal computers in the United States, enabling the consumption of streaming and downloadable digital audio and video content. When combined with increased Internet usage and the growing penetration of broadband connections, the proliferation of digital media technologies have led to a large potential audience and user base for digital media. Nielsen NetRatings estimates that approximately 41 million people accessed some form of streaming content at home in November 2001, and that approximately three out of every five broadband Internet users at home accessed some form of online audio and video. Additionally, they estimate that in the month of September 2001, 56% of office workers consumed streaming media. Companies such as Microsoft and RealNetworks and others continue to develop and release new versions of their digital media technologies, which serve to make digital media distribution faster, more efficient and at higher quality levels, enabling improved experience of the end-users.

      Companies Have Begun to Use Digital Media Technologies for a Variety of Applications. Companies in a range of industries are beginning to utilize audio and video on the Internet to communicate, market products, increase customer awareness and sales. In a June 2001 survey of leading executives in a wide range of industries, Jupiter Media Metrix found that over 35% of the executives’ companies were offering some sort of streaming video or audio experience, and over 40% of those who did not currently do so expected to deploy streaming video and audio within the next year. For example, companies are utilizing digital media technologies to enable such activities as enhanced enterprise communication, digital music distribution and rich media marketing programs.

•	Enhanced Enterprise Communication. The Internet has proven to be a highly effective medium for enterprise communication, with a wide range of businesses seeking to utilize applications such as e-mail and corporate and intranet websites to increase the efficiency of operations and enhance business interactions. The demand for Internet communication services is driven in part by globalization of operations, geographically-dispersed work teams, workforce training, disclosure requirements and desire to reduce operating costs. Companies are beginning to utilize the Internet for additional advanced communication applications, including web collaboration, web conferencing, event webcasting and application demonstration. In March 2001, Jupiter Media Metrix estimated that enterprise streaming in North America was an approximately $140 million market in 2000, growing to over $2.8 billion by 2005.

•	Digital Music Distribution. In 2001 many consumers used the Internet to search, acquire and listen to music, prompting companies in the music industry, including the major music companies, music retailers, media portals and music distribution companies to closely investigate the use of these new distribution methods in their businesses. Music was a popular category for online users in 2001, as Jupiter Media Metrix estimated that music websites reached approximately 41 million, or over one third, of online users in 2001, and Jupiter Research estimated that 46% of all online buyers purchased music goods, second only to books in their ranking of categories of goods purchased online. The online music market in 2001 was primarily comprised of the online sale of compact discs and related music merchandise. In November 2001, Jupiter Research estimated that the domestic online music market in 2001, which includes both the domestic sale of compact discs online as well as digital distribution of music, equaled approximately $1.0 billion and will increase to approximately $5.5 billion in 2006, with sales of digitally distributed music, including the sale of digital downloads and digital music subscription services, increasing over time to represent approximately 30% of the market by 2006.

•	Rich Media Marketing and Advertising. Rich media marketing and advertising is a small part of the overall online market, but may grow in the future. In August 2001, Jupiter Research estimated that the online advertising market equaled approximately $5.7 billion or approximately 3% of the overall advertising market, in 2001 and will grow to $15.4 billion or 7% of the overall market, by 2006. Jupiter estimates that rich media advertising, including streaming media advertising, represented 7% of the online advertising market in 2001 but will increase to 32% of that market by 2006.

      Challenges of Digital Media Distribution. We believe that as the Internet continues to evolve as a mass communication medium, companies will spend an increasing amount of resources to offer high-quality video and audio content for various applications including corporate communications, distance learning, customer acquisition and retention, and developing alternative revenue streams from digital media distribution. However, the technologies and standards that form the basis of traditional audio and video distribution are not compatible with the infrastructure supporting the Internet and other data networks. For example, audio and video content from satellite feeds, teleconference lines, compact discs, tapes and film, cannot be played to an Internet audience without significant manipulation, processing and new technology. In order to utilize the Internet and data networks as a medium for audio and video distribution and communication, while protecting, tracking, controlling and administering intellectual property rights around content, enterprises and content owners must utilize new methods that transfer the consistent formats and delivery methods of traditional media into the multi-faceted and changing technologies of the new digital distribution methods.

      Companies must internally develop the ability to deliver, or hire outside firms to migrate, their existing and newly created audio and video content onto the Internet and other digital platforms. The core competencies required to complete this migration process include the following areas:

•	Application and business model support to enhance audio and video experience, track and report usage, monetize and protect content, and at times obtain and comply with complex copyright licenses from original content owners;

•	Scalable and reliable hosting and network distribution;

•	High quality encoding and third-party digital media technology support;

•	Digital media archive management;

•	Source media and metadata capture; and

•	Legacy archive preservation and restoration.

      It is often difficult and costly for enterprises, content owners and media companies to develop and manage all of these core competencies themselves. They often do not have the internal resources or time to develop the expertise necessary to address these problems without disrupting their core business activities.

      Moreover, apart from technical challenges, companies who seek to distribute digital media over the Internet are often faced with challenges in obtaining copyright licenses from a variety of content owners. For example, digital music copyrights often address differing activities, such as reproduction and performance, which may require separate licensing arrangements or which may be held by different parties, such as publishers, artists and record labels. The effort to obtain the necessary rights by such third parties is often significant, and frequently disrupts, delays or prevents the launch of a wide range of digital media business models.

The Loudeye Solution

      We are a leading provider of services which facilitate the use of digital media for live and on-demand applications in enterprise communication, marketing and entertainment. Our services enable our customers to outsource the management and delivery of audio, video and other visual content on the Internet and other digital distribution platforms. Our solutions reduce complexity and cost of internal solutions, while supporting a variety of digital media strategies and customer business models.

      Our technical infrastructure, proprietary applications and digital media services comprise an end-to-end outsourced solution for enhanced communication and digital media distribution, including:

•	Advanced digital media application services;

•	Digital media distribution infrastructure and services;

•	Media processing services;

•	Digital media storage and access;

•	Traditional source media ingest and capture; and

•	Media restoration and migration services.

      Our solutions offer customers the following key benefits:

      Comprehensive digital media services to address enterprise communication, marketing and entertainment markets. Customers in a range of industries are beginning to deploy digital media to communicate, market products and distribute media and entertainment. Our proprietary suite of Webcasting applications and services, coupled with our scalable network and production infrastructure technologies, provide a simple, cost-effective way for corporations to communicate with large and small online audiences. Using our services, large and medium-sized enterprises can offer their target audiences access to Webcasts of a variety of corporate events, such as product launches, investor earnings calls, conferences and distance learning seminars. In addition, we support online marketing initiatives of our customers through our other digital media services, including our leading music samples service, online radio services, advertisement insertion solutions, music download services and advertisement sales. Finally we provide outsourced services to support the management and distribution of our customers’ digital media libraries, including scalable encoding and delivery services.

      End-to-end outsourced solutions to reduce complexity and cost of in-house implementations. Large and medium-sized enterprises and content owners that want to encode and distribute their video and audio content can do so either from their own production capabilities and network servers or through third-party service providers. Our services and applications provide a comprehensive solution through a single outsourced solution provider. Our solutions reduce complexity and allow our customers to avoid development and ongoing maintenance costs of establishing internal capabilities. Our end-to-end capabilities address a series of highly complex process steps required to deploy digital media effectively and reliably to large audiences. Because our customers can leverage our significant investments in these processes and avoid purchasing capital equipment, developing system expertise, training personnel and managing evolving technology platforms, we can deliver quality and reliable services for lower cost than the development and maintenance of comparable internal solution. In addition, in certain of our digital music services, we have obtained copyright licenses which are transferable to our customers, enabling them to avoid the cost and effort to negotiate and obtain such licenses for themselves.

      High degree of flexibility to enable tailored customer solutions. Because our customers require flexibility in the manner which their content is captured, as well as in the formats and manner their digital media is distributed, we offer a wide range of media ingest and capture methods and support a wide range digital media formats and other third-party technologies with our digital media services. In addition, our hosting services and proprietary applications provide additional support to customers, enabling clients access to advanced reporting and management tools and offering value-added services like digital rights management, advertisement insertion and advertisement sales, to enable a variety of our customers’ business model and strategies.

      Scalable systems and network infrastructure to provide significant capacity and reliability. Corporations and content owners may encounter capacity and technological limitations if they attempt to deliver digital media to large numbers of end-users using in-house production capabilities and network servers. Our solution is highly scalable, allowing us to process a large number of simultaneous audio or video events and to seamlessly add additional capacity, if necessary. We have developed proprietary products and services based upon an automated and distributed architecture of encoding, conversion and media enhancement systems. We have one of the most extensive signal ingress capacities in the industry allowing us to acquire hundreds of simultaneous audio and video signals. Additionally, we can handle a wide range of other traditional and legacy media formats. The content is then encoded by hundreds of distributed video/audio encoding servers. The content can be delivered back to customers in raw digital formats on a variety of methods, or hosted and served by our proprietary cell-based streaming network architecture. Our facility’s design is modular and scalable to accommodate growth and changes in technology.

      Strategic relationships to facilitate authorized digital media strategies. From our inception we have positioned our products and services as the enabling infrastructure to support content owners in the authorized distribution of digital media over the Internet and new digital distribution platforms. At times, obtaining the requisite copyright licenses can prove challenging to customers, as they must often obtain copyright licenses from a variety of rights holders. For example, these copyrights often address differing activities related to the delivery of digital media, such as reproduction and performance, which may require separate licensing arrangements. In addition, these copyrights may be held by different parties, such as publishers, artists and record labels. We have developed relationships and signed content licensing agreements with all five the major music companies, Universal Music, Sony Music Group, Warner Music Group, EMI Group and BMG Entertainment, and hundreds of independent record labels, and we have developed working relationships with other music companies.

Company Strategy

      Our objective is to leverage our existing investment in infrastructure and applications to grow revenues and achieve profitability. We seek to achieve these objectives through the following key strategies:

      Expanding our direct and indirect sales channels. We plan to expand our direct sales force and indirect reseller and referral partnership channel. The majority of these efforts will focus on our enterprise communication division’s direct salesforce, which targets large and medium-sized businesses in diverse vertical markets, such as computer software, business services, manufacturing and financial services. Our indirect sales strategy includes entering into agreements with companies, such as traditional communication service providers, to leverage their established customer bases. These indirect channel partners resell our services, provide referrals, or embed our services in their products. We see a significant opportunity to improve the revenue derived from these channels through co-marketing, training and other channel management programs.

      Lowering our cost of delivery and increasing customer integration via automation and strategic relationships. We continue to focus on developing new and enhancing existing proprietary solutions to enable us to address customer needs more effectively and efficiently. Currently we have research and development initiatives to increase levels to automation of our internal systems as well as customer interfaces. We are also investigating strategic relationships with technology providers to accelerate this process. We feel that if we are successful in these areas we may be able to improve our customer integration, increasing sales opportunities, and lower our cost of delivery, improving profitability.

      Developing and marketing an end-to-end suite of products and services. We intend to leverage our existing capabilities to support new products and value-added services in existing and new markets. We will continue to add or enhance the features and functions of our application platform and services based on feature requests from customers, competitive analysis and assessment of business opportunities. By offering an end-to-end solution for customers, we are able to satisfy wide-ranging client needs and, as a result, cross-sell a variety of our services to our customers. In addition, we provide a more compelling alternative to in-house solutions.

      Selectively pursuing strategic acquisitions to enter new markets, expand our suite of services and product offering, increase our customer base and strengthen our market position. In 2000 we completed one acquisition and 2001 we completed five acquisitions. We intend to selectively pursue strategic acquisitions to enter new markets, expand our suite of services and product offering, increase our customer base and strengthen our market position. In addition, we continuously look for components and technologies to augment our solutions through partnering with industry leaders outside of our core area of expertise.

Products and Services

      Our products and services encompass an end-to-end solution for customers, from content restoration and capture to content distribution, which includes Digital Media Services and Media Restoration Services.

Digital Media Services

      Our Digital Media Services enable enhanced enterprise communication and digital media management and distribution via the Internet and other emerging technologies. Our Digital Media Services provide a complete suite of services for customers offered via long-term and project-specific contracts.

      Our enhanced enterprise communication services include highly scalable, live and on-demand audio and video Webcasting services, supported by proprietary applications such as synchronized streaming slide presentation capabilities. Using our services, enterprises can offer small and large audiences access to Webcasts of a variety of corporate events, such as product launches, investor earnings calls, conferences and distance learning seminars. The target customers for these solutions include medium and large-sized enterprises across a range of industry segments.

      Our other Digital Media Services include a variety of related services primarily focused on the digital music market. These services include digital music encoding, metadata licensing, advanced fingerprint database generation, hosted music sample services, hosted music download services including digital rights management license clearing, online radio solutions and rich media advertisement insertion and sales. Supporting these digital music service offerings, we have certain content licenses and relationships with the five major recording labels and hundreds of independent music labels. The target customers for our digital music services include traditional and Internet-based retailers, media and entertainment companies, including media portals, broadcasters and the major record labels.

      We combine three layers of rich media value chain expertise — application services, hosting and streaming services and encoding services — in multiple ways to provide services to our customers. Services are priced based on several criteria, including the extent and volume of infrastructure usage, particularly of network and storage; the means used to capture the content; the applications used; and the extent of additional value-added services provided across the entire value chain.

      Application Services. We have built an application layer of proprietary products to facilitate and improve the end user experience, provide the client with reporting and management tools, and allow the client to implement new business models or expand current initiatives. These applications are deployed on an application services provider, or ASP, basis whereby the software runs on equipment managed and monitored by us. Our customers have flexibility and options to choose their individual level of customization or integration.

      Our Webcasting applications provide customers with sophisticated yet easy to use tools for producing, managing and measuring live and on-demand webcasts. These applications include:

•	Our Active Conference Center application, which allows clients to manage multiple aspects of corporate events, from initial reservations and specification of details to reporting of audience registration;

•	Our Presenter Controlled Slides application which enables further control features to streaming presentations by allowing the presenter to control the flow of the streaming slide presentation during a webcast. Further, the application quickly indexes, synchronizes, and archives these webcasts for viewers that were unable to attend the event; and

•	Our Active Report Generator supports all of our webcasting products. This application is a web-based, real-time reporting system that provides instantaneous audience measurement. It gives content providers valuable and immediate information and statistics regarding their content streams.

      We have additional proprietary applications that support a variety of business models and customer strategies. Our advertisement insertion solutions support dynamic content insertion that enable digital media advertising and marketing campaigns. Other applications we have developed include a syndicated online radio streaming platform as well as a digital download platform that includes rights management clearing. These applications can enable customers to promote, manage, monetize the digital media offerings.

      Hosting and Streaming Services. Our hosting services allow content to be packaged and converted into a variety of streaming media and digital download formats via our encoding services and hosted in a central media repository.

      We provide comprehensive webcasting solutions that enable enterprises to broadcast audio, video, and visually oriented communications over the Internet. Our proprietary suite of webcast applications and services, coupled with our scalable network and production infrastructure technologies provide a simple, cost-effective way for corporations to communicate with large, online groups. We provide our services to large and medium sized enterprises as well as traditional media and broadcast companies.

      We provide our clients with the infrastructure and service components necessary to deploy a streaming media offering as part of an Internet or intranet presence. Our enterprise clients use this offering to augment and support their existing business initiatives. We provide streaming services for audio and video conferencing, distance learning, corporate or departmental meetings, presentations, conferences, roadshows and other investor relations offerings.

      Live events involve broadcasting content that audience members listen to or watch simultaneously as the content originates. Our live event services range from audio-only conference calls and interactive events with slides to video product launches and customized video conference events with audience feedback. We also provide on-demand streaming services, which allow an audience to listen to or view media content at any time. The content of our on-demand clients spans both business content, such as investor relations calls, corporate training, and consumer content, such as sports events and highlights. Most of our live events are also captured for replay as on-demand content.

      Our web broadcasting capabilities allow clients to significantly extend the reach of traditional conferencing services or live events to enable one-to-many communications to be broadcast conveniently and economically to the widest possible audience. Companies are able to leverage the creation of content over a mass medium, reduce communication costs, maintain brand identity through a controlled user experience, and in many instances, generate additional revenue streams from the distribution of content to previously untapped audiences and markets. In 2001 our Activate subsidiary webcast approximately 6,000 events.

      We also provide to customers the Loudeye samples services, which is a hosted end-to-end streaming service, delivering high quality music samples to customers in the online music business. Our music samples are streaming files containing selected portions or “samples” of a full music track. For all musical genres except classical and jazz the music samples are generally 30 seconds in duration. For classical and jazz music tracks the music samples are typically 60 seconds in duration. Music samples are used by customers for many purposes, including increasing online music sales, user traffic and customer retention.

      Our catalog includes more than 3 million songs from approximately 220,000 CDs. Formats supported include Microsoft Windows Media and RealAudio formats at multiple bit rates. In addition to hosting the music samples, our subscription solution includes metadata associated with the music samples. For example, this may include front cover art scans of the music title from which the song has been captured.

      In 2001, we served over 620 million song samples to consumers through major online music retailers and websites, such as America Online, BMG Direct, barnesandnoble.com, CDNow and MSN. We offer the service primarily under long-term contracts.

      Encoding Services. To transmit digital media over the Internet and other advanced digital distribution networks, the uncompressed digitized content needs to be encoded into compressed, Internet-compatible digital formats. Encoding large volumes of content in an efficient manner is a complex process that requires highly scalable production technology. In addition, it is at the encoding stage that metadata is at times merged with the encoded file from a centralized database. This adds to the complexity of the encoding process. Since the Internet is still at a formative stage of development, the various encoding formats and technologies continue to conflict and evolve. As a result, content owners many times desire to create multiple copies of their digital content in multiple formats, to support their distribution strategies. Additionally, the encoding process for a particular item or entire libraries may need to be repeated over time to keep pace with the introduction of new formats and the changing preferences of online users, adding to the complexity.

      Our services address these challenges via outsourced management and encoding of our customers’ content. Typical digital media service projects can involve conversion of tens of thousands of music titles or thousands of hours of video content into encoded content of multiple formats and bit rates. Once content has been encoded, we can provide watermarking, encryption and other digital rights management technologies to our customers to protect and manage their content. A file created from the source materials containing specified database and attribute data relating to a particular piece of content can then be linked to that content as part of the overall encoding process. We also provide project analysis, as well as consulting, integration and custom application development.

Media Restoration Services

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

      Our VidiPax subsidiary, based in New York, is a leading independent provider of video and audio restoration, preservation and migration services. VidiPax provides industry leading technical expertise in the restoration of older or damaged archives of traditional media. VidiPax’s highly specialized media services are offered from a comprehensive magnetic tape restoration facility, which features rare and one-of-a-kind equipment to address a wide range of audio or video formats, current or obsolete, that require restoration and repair. Some examples of these media formats include 35mm and 16mm film, 2” quad high band and low band, 2” Helical, 1” Types A, B and C, Digital Betacam, Betacam SP,VHS/ SVHS, 8mm/ Hi8, Betamax/ SuperBeta, among many others. VidiPax’s customers include leading broadcast networks, production studios, Fortune 1000 corporations, major libraries, museums and universities. By offering media preservation and restoration capabilities, we provide our customers with support for more formats of source content and a significantly greater ability to prepare older and poor quality and damaged originals prior to the capture and encoding process.

Sales and Marketing

      We sell our services through a combination of direct and indirect sales, with all channels and regional offices managed by a single sales organization. Our sales focus is built on maintaining long-term relationships with clients, and our reseller and referral partners.

      Our Digital Media Services direct sales force targets our services primarily to customers in a diverse range of markets, such as media & entertainment, retail, computer software, business services, financial services, pharmaceutical and manufacturing. We currently have sales presence in Atlanta, Dallas, Los Angeles, New York, San Francisco, Seattle and Toronto. Sales employees are compensated with a salary and commissions based upon business with existing and new clients.

      Our indirect sales objective is to develop alternative distribution channels for the sale of our services. The efforts of our indirect sales group focus on partnering with resellers, such as conferencing and communications providers, to leverage their large and established customer bases. We private label or co-brand our services for these partners depending on their requirements. We also partner with companies to resell our services through their Web sites, co-branded Web sites or to include our services in their product offerings. These indirect sales channels allow us to extend our reach to businesses of all sizes. We offer our reseller partners our services at a discount to our traditional retail pricing model and our referral partners a percentage of revenue pursuant to terms of the agreements.

      Our marketing objectives are to build awareness for our brand among key client segments and to maintain a position as one of the leading full-service digital media service providers. To support these objectives we utilize public relations, trade shows, advertising and direct marketing.

      As of March 19, 2002, we had 43 permanent employees in our sales and marketing organization, substantially all of which were located in the United States.

Customers

      The target customers for our enhanced enterprise communication solutions include large and medium-sized enterprises across a range of industry segments. The target customers for our other digital media services include traditional and Internet-based retailers, media and entertainment companies, including media portals, broadcasters and the major record labels, and large legacy archives including those found at major libraries, universities and enterprises.

      In 2001 we served over 300 customers directly including The Coca Cola Company, Microsoft, XM Satellite Radio, CDNow, Amazon, America Online, Robertson Stephens, Universal Music Group, barnesandnoble.com, the Metropolitan Opera and the New York City Ballet. In 2001 The Coca-Cola Company accounted for 17% of our revenues. In 2000 musicbank and Microsoft accounted for 19% and 10% of our revenues, respectively.

Content Licensing Agreements

      In 2001 we entered into license agreements with Sony Music and EMI Group enabling us to store, deliver and stream music samples and related content to companies authorized to use the music and content. We currently have music content licenses with Universal Music Group, Warner Music Group, BMG Entertainment, Sony Music Group and EMI Group for similar, or in some cases, more expansive digital music distribution activities. We also have entered into similar licensing arrangements with hundreds of independent music label and recording companies.

Operations and Technology

      We manage our Digital Media Services operations from our Seattle facility and our Restoration Services from our New York facility. These operations manage all aspects of content restoration, capture, encoding, pre- and post-production processing, indexing, storage, and distribution to the Internet.

      Our media restoration services are offered from a comprehensive magnetic tape restoration facility in New York, which features rare and one-of-a-kind equipment to address a wide range of audio or video formats, current or obsolete, that require restoration and repair. Some examples of these media formats include 35mm and 16mm film, 2” quad high band and low band, 2” Helical, 1” Types A, B and C, Digital Betacam, Betacam SP,VHS/ SVHS, 8mm/ Hi8, Betamax/ SuperBeta, among many others.

      Our digital media services and infrastructure are robust and highly scalable, featuring significant capacity to manage customer requirements and a flexible and extensible platform to enable tailored solutions and serve a diverse range of market opportunities.

      We have made a significant investment in capabilities to address the major processes supporting the end-to-end management and delivery of digital media, from content capture to content distribution.

      Traditional source media ingest and capture. Capturing digital media involves the conversion of content from traditional analog formats to digital formats while maintaining the original quality. Once captured, the high quality, uncompressed digital content can be archived or used to create compressed, encoded files that are ready for digital distribution. We support virtually all commercially available input formats. Customers deliver their source content to us through a variety of means including satellite transfer, source tapes, compact discs and electronic file transfer. The capture process covers a broad spectrum of media formats and can be automated or managed as a manual system depending on volume and complexity of the project.

      For live content acquisition, we have deployed satellite downlink capacity, extensive frame relay, fiber, automated telephony-to-IP switches, and H.320/ H.322 teleconferencing equipment to supplement our raw ingress bandwidth. These capabilities enable us to support a variety of customer requirements, from low bandwidth to HDTV formats, up to 1.5 gigabit-per-second broadband applications.

      Our facility’s design is modular and scalable to accommodate growth and changes in technology. We can capture hundreds of simultaneous inbound video or audio signals.

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

      We offer customers the ability to record and utilize a wide array of metadata relating to the captured content, such as artist, title, style, universal product code, album and track data and other data that a particular customer may find useful for their particular content. This metadata enables customers to leverage their traditional content over the Internet by allowing them to track and manage their digital media content more efficiently. We perform custom metadata capture projects on a selective basis for customers.

      Digital media storage and access. Our proprietary systems and technology enable the scalable archiving, retrieval and processing of large inventories of digital media. Digitized content is stored on our high capacity storage array systems and accessed via our proprietary, automated, web-based access tools to search, provision and manage such content. Once captured and digitized in uncompressed format, content can be stored on our advanced digital media archive system for later uses.

      Media processing services. Once media is captured we leverage our production expertise, transforming the received media into digitally formatted content for our clients. Content is processed to customer specifications using our proprietary production systems and is then passed through our enhanced monitoring and quality assurance systems before being delivered to customers.

      The production system is a combination of hardware and software, developed by our research and development organization and consisting of advanced digital archive technology, proprietary file management systems, customized user interfaces and a highly distributed encoding system. It is designed to automate the time consuming, error prone steps inherent in a complex management and encoding operation, and to scale for larger volume demands with minimal configuration of additional capture and encoding machines.

      We encode customer content in a parallel, rather than serial, process allowing us to rapidly and cost-effectively deliver encoded content to customers. In addition we have developed proprietary processes that allow us to encode audio and video content across several streaming media and download formats simultaneously, including support for multiple codecs and technologies from third party developers such as Microsoft, RealNetworks, Audible Magic, and others. This format flexibility enables customers to distribute their content to a wide audience and support a variety of digital media strategies. Given that these formats and platforms continue to evolve, the benefits of our multiple platform approach remain applicable as new technologies emerge.

      This encoding architecture creates an automated and highly scalable system. As capacity demands grow, additional computing resources can be added with little or no configuration effort, allowing us to rapidly respond to increased encoding demands.

      The resulting encoded files are checked for quality and then delivered to the customer as a collection of files or automatically routed to our hosting services for direct delivery as a hosted stream, over the Internet.

      Digital media distribution. Digitally formatted content can be delivered to customers via a range of methods from secured file delivery to a fully-hosted streaming or download service published and streamed through our network infrastructure. Our scalable streaming network infrastructure can simultaneously deliver multiple Webcasts to small and large audiences and support our music samples service with high levels of reliability.

      We have invested in a network distribution infrastructure built around a highly-scalable, highly-redundant, “cell-based” network architecture. This approach provides us with redundancy in the event of system failure, scalability for future expansion, and allows us to optimize each cell for the unique needs of each type of client. Depending on the streaming format and the bit rate, we are able to currently stream thousands of simultaneous outbound streams. We can expand our capacity by adding additional servers within cells.

      This network is backed by high-capacity, online storage that uses mirroring and other techniques to provide a high degree of redundancy and scalability. Our hosting and distribution operation includes hundreds of streaming media servers and supports load balancing and other network management techniques that have been optimized for streaming. We can also stream across networks of other providers, if we exceed our capacity or if we are requested to do so.

      Our operations and production personnel are organized into functional teams which include project management, quality control, logistics operations, data measurement, audio capture and encoding, video capture and encoding, and production systems engineering support. In addition, we have a team that supports our network and hosting services. As of March 19, 2002, we had 25 permanent employees in engineering, network services and information technology support and 71 permanent employees in our production areas.

Research and Development

      We are focused on improving our services through research and development. We believe that a strong emphasis on automation and product development are essential to our strategy of continuing to enhance and expand our capabilities.

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

      Our team of developers, quality assurance engineers and program managers have significant experience in database development, Java development and Internet software development. In addition, we have recruited senior management with significant experience in the area of digital media distribution, Internet development, streaming media and networking.

      Our core team of developers is focused in the following areas:

•	digital media services, which focuses on network services, automated capture, archive, encoding and media management; and

•	application services which includes building a core component layer for digital media applications, our Webcasting applications, our music samples offerings as well as advertisement insertion technology.

      Most of our technology is developed internally. We also purchase and license technology and intellectual property rights.

      As of March 19, 2002, approximately 26 permanent employees were engaged in ongoing research and development work for our services, solutions and applications.

Competition

      The market for digital media services is rapidly evolving and intensely competitive. We expect competition to persist and intensify in the future. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies and technologies in regards to specific elements of our services. In addition, we face competition from in-house encoding and webcasting services by potential customers.

      Our primary competitors for our Webcasting services are content distribution networks, such as Akamai and divisions of Williams Communication and Cable & Wireless, and Internet broadcasters, such as Yahoo!Broadcast. Each of these competitors provides services similar to ours and each has a well-established market presence. Certain companies focused on other enhanced communication services such as web collaboration, web conferencing and application demonstration, like WebEx and Raindance, may in the future become more competitive to our services. In addition, some of our current partners, telecom carriers, teleconference companies, or other infrastructure companies have, or in the future may choose to, enter our market. We compete with providers of traditional communications technologies such as teleconferencing and videoconferencing as well as applications software and tools companies, such as Centra Software, Lotus (SameTime), Microsoft (NetMeeting) and Placeware.

      For our other digital media services, there several companies who are providing some level of outsourced digital media services today. We compete with companies such as Sonic Foundry, EncodeThis, Muze, All Music Guide, Liquid Audio, RioPort, HiWire and Lightningcast that provide encoding services, music samples services, music download services, advertising insertion solutions and advertising sales. In addition, well capitalized, diversified digital media technology companies such as Microsoft and Real Networks may in the future compete with us in any of these markets with their own services or applications. In certain markets, such as music distribution, the major recording labels have acquired and invested in digital music service providers such as MP3.com (acquired by Vivendi Universal), PressPlay and MusicNet and developed in-house services which could compete with our digital music services. Traditional radio broadcasters could also develop online music and radio services which could compete with our solutions.

      A significant source of competition includes our potential customers who choose to invest in the resources and equipment to digitally manage, encode and/or host and deliver their media themselves on an in-house basis. In-house service is expected to remain a significant competitor to our services, although we believe that as digital media strategies expand and the scale of infrastructure and applications require to support the strategies increases, companies that currently manage these processes internally will see a significant economic advantage to outsourcing to a third-party expert.

      We believe that the principal competitive factors in our market include:

•	service functionality, quality and performance;

•	ease of use, reliability, scalability and security of services;

•	establishing a significant base of customers and distribution partners;

•	ability to introduce new services to the market in a timely manner;

•	customer service and support; and

•	pricing.

      Although we believe our services compete favorably with respect to each of these factors, the market for our services is new and rapidly evolving. We may not compete successfully against current or future competitors, many of which have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that are more sophisticated than our own. For these or other reasons, our competitors’ products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations.

Proprietary Rights and Intellectual Property

      We rely primarily on a combination of copyrights, trademarks, trade secret laws and contractual obligations with employees and third parties to protect our proprietary rights. We have one issued patent, and we have filed eight U.S. patent applications and twelve international patent applications that claim priority to six previously filed provisional applications. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect that we will increase our international operations in the future and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

      The streaming media, digital media and software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. As discussed above, at times obtaining the requisite licenses can be difficult for customers, as they must obtain copyright licenses from a variety of rights holders to grant rights to distinct activities related to the delivery of digital media, such as reproduction and performance, which require separate licensing arrangements. In addition, these copyrights may be held by different parties, such as publishers, artists and record labels. The music industry in the United States also is generally regarded as extremely litigious in nature compared to other industries. As a result, in the future we may be engaged in litigation with others in the music industry, including those entities with whom we have ongoing content license arrangements. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we expect that we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third party proprietary rights, such as patents, trademarks or copyrights, by us or our licensees from time to time in the ordinary course of business. Any claims relating to the infringement of third party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from providing our products or services in the United States or abroad. Any of these results could harm our business. We may increasingly be subject to infringement claims if the number of products and competitors in our industry grow and the functionalities of products overlap.

Government Regulation

      We are not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses, although certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Few existing laws or regulations specifically apply to the Internet. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet. These laws may relate to areas such as content issues (such as obscenity, indecency and defamation), encryption concerns, including export contents, copyright and other intellectual property rights, caching of content by server products, electronic authentication or “digital signatures,” personal privacy, advertising, taxation, electronic commerce liability, email, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation.

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

      We do not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media and personal privacy and data protection apply to the Internet or to the distribution of music over the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

•	limit the growth of the Internet;

•	create uncertainty in the marketplace that could reduce demand for our products and services;

•	increase our cost of doing business;

•	expose us to significant liabilities associated with content distributed or accessed through our products or services; or

•	lead to increased product and applications development costs, or otherwise harm our business.

      Specifically with respect to one aspect of copyright law, on October 28, 1998, the Digital Millennium Copyright Act (or “DMCA”) was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our future business activities, we and our customers may be required to pay licensing fees for digital sound recordings we deliver or our customers provide on their web site and through retransmissions of radio broadcasts and/or other audio content. The DMCA does not specify the rate and terms of such licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. Moreover, with respect to digital publishing, sound recording and other music licenses not directly covered by the DMCA, various parties interested in distribution of digital music plan to engage in a proceeding before a tribunal of the United States Copyright Office along with the Recording Industry Association of America during 2001 to determine what, if any, licensee fees should be paid to various rights holders.

      Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers.

Employees

      As of March 19, 2002, we had a total of 192 permanent employees, of which 26 were in research and development, 25 were in engineering, network services and information technology support, 43 were in sales and marketing, 71 were in production and 27 were in general and administration. None of our employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Item 2     Properties

      We are headquartered in Seattle, Washington where we lease 62,200 square feet under a lease that expires on August 31, 2005. In addition, we have three other Seattle, Washington locations: a 46,755 square feet under a lease that expires on May 31, 2005, a 6,000 square foot facility under a lease that expires on February 28, 2002, and a 12,697 square foot space under a lease that expires November 15, 2004. We lease an additional facility in New York, New York of approximately 12,200 square feet under a lease that expires May 14, 2005. We also have a 4,050 square foot facility in London, England under a lease that expires on December 21, 2003. Certain of the leased facilities are not currently occupied as a result of the facilities consolidation that took place throughout 2001 and was completed in March 2002.

Item 3     Legal Proceedings

      In connection with the acquisition of DiscoverMusic.com, Inc. we assumed certain liabilities and contingencies, including a patent infringement lawsuit filed on March 31, 2000 by Intouch Group, Inc. (“InTouch”), a California corporation, against Amazon.com, Inc., a Delaware corporation, Liquid Audio, Inc., a Delaware corporation, Listen.com, Inc., a California corporation, Entertaindom LLC, a Delaware corporation, and DiscoverMusic.com, Inc. in case No. C00-1156 pending before the United States District Court for the Northern District of California. The complaint sought that each of the defendant’s use, offer for sale and/or sale of interactive music previewing technology on their respective web sites infringed U.S. patents #5,237,157 (the “157 Patent”) and #5,963,916 (the “916 Patent”) held by Intouch. By its suit, Intouch sought an injunction preventing the defendants from infringing the 157 Patent and 916 Patent, a declaratory judgment that both the 157 Patent and the 916 Patent are valid, and an order requiring each defendant to pay to InTouch up to three times the amount of damages sustained by Intouch, attorneys’ fees and any pre-judgment interest. DiscoverMusic.com, Inc. filed counterclaims against Intouch, seeking declaratory judgment that the patents were not infringed, invalid, and unenforceable. DiscoverMusic.com, Inc. currently operates as Loudeye Sample Services, Inc., our wholly-owned subsidiary.

      On February 6, 2002, we executed an agreement with Intouch to settle all disputes. Pursuant to this agreement, Intouch released all claims against Loudeye Technologies, Loudeye Samples Services, Inc., and DiscoverMusic.com, and granted a license under Intouch’s patents that extends to all customers of Loudeye’s sample services customers to the extent that the customers are operating in connection with Loudeye. Through their attorneys, Loudeye and Intouch have stipulated to a dismissal of their claims in the action.

      Between July 26, 2001 and August 30, 2001, several substantially similar class action complaints were filed in the United States District Court for the Southern District of New York against us and certain of our present and former officers and directors, as well as against certain underwriters who handled our March 15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased our common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by our underwriters in connection with the our initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The allegations set forth in these complaints are substantially similar to those made in class actions filed against over 300 other companies that issued securities within the past three years. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. The individual defendants and we have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. We believe that the individual defendants and we have meritorious defenses to the claims made in the foregoing complaint and we intend to defend the actions vigorously. However, there can be no assurance that we will be successful on our defenses or in our assertion of indemnification, and an adverse resolution of the lawsuit could have a material adverse affect on our financial position and results of operation in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit, although we do not believe it will have a material adverse impact on our financial condition or results of operations.

      On May 8, 2001, we filed an arbitration demand with the American Arbitration Association (“AAA”) against Valley Media, Inc. (“Valley”). We alleged that Valley is liable for substantial damages for material breaches of a Services Agreement between the companies dated as of December 17, 1999, in which Valley made representations and warranties and agreed to perform certain obligations to facilitate the creation of a venture to create and market an Internet music clip streaming service. We provided notice of its intent to terminate that agreement by letter dated February 6, 2001, and that termination was effective 30 days thereafter. We have also alleged claims for misrepresentation, fraud, unjust enrichment and promissory estoppel. Valley has filed an answer in which it denies liability, and asserts counterclaims for breach of contract, conversion, and declaratory relief. The arbitration was stayed by Valley’s filing of a petition in bankruptcy, and the company intends to pursue a claim in the bankruptcy proceedings.

Item 4     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been traded on the Nasdaq National Market under the symbol “LOUD” since our initial public offering in March 2000. There is currently only a limited trading market for the shares of our common stock and accordingly there is no assurance that any quantity of the common stock could be sold at or near reported trading prices.

      The following table sets forth for the periods indicated the high and low closing prices for our common stock. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2001
First Quarter 2001	$2.313	$0.750
Second Quarter 2001	1.970	0.500
Third Quarter 2001	1.460	0.480
Fourth Quarter 2001	0.760	0.430

Year Ended December 31, 2000
First Quarter 2000 commencing on March 15, 2000	$44.563	$31.875
Second Quarter 2000	32.563	12.938
Third Quarter 2000	19.125	6.813
Fourth Quarter 2000	6.688	1.188

      As of March 12, 2002, there were approximately 537 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

      We have not paid any cash dividends to date and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      (a) Recent Sales of Unregistered Securities

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

      On June 8, 2001, we issued 550,000 shares of Loudeye Common Stock to eWave Networks, Inc., and provided other consideration, in exchange for eWave’s interest in the capital stock of Addition Systems, Inc., a Delaware company, and Monstar Labs Limited, a New Zealand company. In issuing these securities, we relied on Section 4(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriter or placement agent was used. eWave made certain representations to us as to its investment intent, its receipt of all information it considered necessary or appropriate in deciding whether to purchase the securities, its knowledge and experience in financial or business matters such that it was capable of evaluating the risks and merits of the investment in the securities, and its ability to bear the economic risk of the investment in the securities. The securities issued in the transaction are subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made in the form of general solicitation or general advertisement.

Item 6     Selected Consolidated Financial Data

      The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Form 10-K. The statement of operations data set forth below for the period from August, 1997 (inception) to December 31, 2001 and the selected balance sheet data as of December 31, 2001 have been derived from our audited financial statements included elsewhere in this Form 10-K or previously filed Form 10-Ks, which have been audited by Arthur Andersen LLP, Independent Public Accountants. The historical results are not necessarily indicative of results to be expected for any future period. Amounts are presented in thousands except for shares outstanding and per share amounts.

					Period from
	Year Ended December 31,				Aug. 12,1997
					to Dec. 31,
	2001	2000	1999	1998	1997

REVENUES	$10,388	$11,537	$2,645	$286	$10
COST OF REVENUES	12,737	12,388	2,870	504	17

Gross margin	(2,349)	(851)	(225)	(218)	(7)
OPERATING EXPENSES
Research and development	9,719	6,784	1,248	204	12
Sales and marketing	9,409	14,621	3,982	588	39
General and administrative	11,102	8,079	3,612	674	37
Amortization of intangibles and other assets	8,173	7,693	302	—	—
Stock-based compensation	359	5,409	1,554	—	—

Total operating expenses	38,762	42,586	10,698	1,466	88
Special charges(1)	37,261	947	—	—	—

OPERATING LOSS	(78,372)	(44,384)	(10,923)	(1,684)	(95)
Other, net	1,976	4,860	21	34	—

NET LOSS	$(76,396)	$(39,524)	$(10,902)	$(1,650)	$(95)
Beneficial conversion feature(2)	—	—	(14,121)	—	—

NET LOSS TO COMMON STOCKHOLDERS	$(76,396)	$(39,524)	$(25,023)	$(1,650)	$(95)

Basic and diluted net loss per share	$(1.84)	$(1.33)	$(4.62)	$(0.41)	n/a

Weighted average shares outstanding — basic and diluted net loss per share(3)	41,429,104	29,773,886	5,410,507	4,039,444	n/a

Basic and diluted pro forma net loss per share		$(1.16)	$(1.50)	$(0.17)	n/a

Weighted average shares outstanding — basic and diluted pro forma net loss per share(3)		34,103,551	16,659,800	9,585,049	n/a

	2001	2000	1999	1998

Balance Sheet Data
Cash, cash equivalents and short-term investments	$60,941	$94,989	$49,803	$1,442
Working capital	55,753	90,018	44,032	759
Total assets	80,883	132,676	76,775	2,940
Long-term obligations, less current portion	22,532	7,324	1,963	900
Total stockholders’ equity	49,194	116,068	67,489	1,242

(1) See Note 4 of Notes to Consolidated Financial Statements

(2)	See Note 11 of Notes to Consolidated Financial Statements

(3)	See Note 5 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of weighted average shares used to compute pro forma net loss per share amounts

Item 7     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading provider of services that facilitate the use of digital media for live and on-demand applications in enterprise communication, marketing and entertainment. Our services enable our customers to outsource the management and delivery of audio, video and other visual content on the Internet and other digital distribution platforms. Our technical infrastructure and proprietary applications comprise an end-to-end solution, including rich media application support, webcasting, hosting, storage, encoding, capture and media restoration. Our solutions reduce complexity and cost of internal solutions, while supporting a variety of digital media strategies and customer business models.

      We provide our services via two primary business segments, Digital Media Services and Media Restoration Services.

      Digital Media Services. Our Digital Media Services enable enhanced enterprise communication, digital media management and distribution via the Internet and other emerging technologies.

      Our enhanced enterprise communication services include highly scalable, live and “on-demand” audio and video Webcasting services, supported by proprietary applications such as synchronized streaming slide presentation capabilities. Using our services, enterprises can offer small and large audiences access to Webcasts of a variety of corporate events, such as product launches, investor earnings calls, conferences and distance learning seminars. The target customers for these solutions include medium and large-sized enterprises across a range of industry segments. We recognize revenues as services are rendered.

      Our other Digital Media Services encompass a variety of related services primarily focused on the digital music market, including digital music encoding, metadata licensing, audio fingerprint database generation, hosted music sample services, hosted music download services, digital rights management license clearing, online radio solutions and rich media advertisement insertion and sales. Supporting some of these offerings, we have certain music licenses and relationships with the five major recording labels and over 800 independent record labels. The target customers for our digital music services include traditional and Internet-based retailers, media & entertainment companies, including media portals, broadcasters, the major record labels, and advertisers.

      Sales of these other digital media services are generally under nonrefundable time and materials or per unit contracts. Under these contracts, we recognize revenues as services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

      We sell our music samples service and in 2000, our other digital media applications, in application service provider arrangements. We are required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer. Billings are made based upon volumes of data delivered or minutes of content streamed, and revenue is recognized as the services are delivered.

      Media Restoration Services. Our Media Restoration Services solutions address the need to restore and migrate legacy media archives to current media formats. The target customers for these services include many of the customers for our Digital Media Services as well as large legacy media archives, specifically including those found at major libraries, universities and enterprises. We recognize revenues as services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

      One of our key strategies is to pursue selectively strategic acquisitions to enter new markets, expand our suite of services and product offering, increase our customer base and strengthen our market position. In 2000 we completed one acquisition and 2001 we completed five acquisitions.

•	Vidipax Acquisition. In June 2000 we acquired Vidipax, a New York company which performs audio and video media restoration and migration services. The acquisition price was $1.9 million in cash, 68,284 shares of common stock and an additional contingent payment in July 2001 of 2,189,111 shares.

•	DiscoverMusic Acquisition. In March 2001, we acquired DiscoverMusic, a Seattle company which was the largest provider of music samples on the Internet. The acquisition price was $4.6 million in cash including acquisition costs and accrued liabilities, net of DiscoverMusic’s cash, and 3,677,013 shares of common stock.

•	Online Radio Acquisitions. In March and June 2001, we acquired the assets and technology of two online radio companies, OnAir Streaming Networks and theDial. The acquisition price was $2.2 million in cash and 645,096 shares of common stock.

•	Addition Systems Acquisition. In June 2001 we acquired Addition Systems, Inc., a Los Angeles company which develops proprietary content insertion technology. The acquisition price was $1.5 million in cash plus acquisition costs and 550,000 shares of common stock.

•	Activate Acquisition. In September 2001 we acquired Activate.net Corporation, a Seattle company which provides live and on-demand webcasting services for a variety of enhanced enterprise communication needs. The acquisition price was $1.0 million in cash, $2.4 million of assumed liabilities and a deferred payment of $3.0 million in stock or cash one year from the initial close of the transaction.

      In 2001 we implemented operational consolidation and cost saving initiatives, which included the integration and realignment processes related to our acquisition activity. As a result of these initiatives, we consolidated our production operations from three separate facilities to the one facility acquired in the Activate transaction, and implemented a reduction in personnel. Details related to these initiatives are described in more detail below under Special Charges. We believe that as a result of these actions in 2001 and additional operational and management realignment actions taken in March 2002, gross margins and operating margins should improve.

      We estimate that a significant majority of our cost of sales, general and administrative expenses and research and development expenses are fixed or semi-fixed. Sales commissions are variable depending upon orders booked and when revenue is recognized. We have sustained losses on a quarterly and annual basis since inception and we expect to sustain losses for the foreseeable future as we invest in and grow our operations. As of December 31, 2001, we had an accumulated deficit of $143 million. Operating losses resulted from significant costs incurred in the development and sale of our products and services as well as significant non-cash charges related to stock-based compensation and amortization of intangibles and other assets. Special charges related to property and equipment impairments, intangibles impairments and facilities shut-downs have been a material component of operating losses as well. We expect our operating expenses to decrease on an annual basis as we execute our business plan.

      We anticipate that operating expenses, as well as planned capital expenditures, debt repayments and any acquisitions, will constitute a material use of our cash resources in 2002. We expect to incur additional losses and continued negative cash flow from operations in 2002. We cannot assure you that we will achieve or sustain profitability or positive operating cash flow.

      Our limited operating history makes the prediction of future operating results difficult. In view of our limited operating history and the early and rapidly evolving nature of our business, we believe that interim and annual period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of future performance. Our business prospects must be considered in light of the risks and uncertainties often encountered by early-stage companies in the Internet-related products and services market. We may not be successful in addressing these risks and uncertainties. We have experienced significant percentage growth in revenues in certain previous periods; however, we do not believe that prior growth rates or possibly even sequential quarterly growth are sustainable or indicative of future growth rates (see “Forward-Looking Statements”). In some future quarter our operating results may fall below our expectations as well as those of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

     Results of Operations

     Year Ended December 31, 2001 compared to 2000

      Revenue. Revenues totaled $10.4 million and $11.5 million for 2001 and 2000, respectively. The decrease was primarily due to lower Digital media services revenues offset by increases in Media restoration revenues.

      Digital media services revenue decreased to $7.6 million in 2001 from $10.5 million in 2000 due to fewer large encoding projects in 2001, and the decision in early 2001 to discontinue our digital media consulting services. This decrease was partially offset by the inclusion of music samples revenues from the acquisition of DiscoverMusic in March 2001 and enterprise webcasting revenues from the acquisition of Activate in September 2001. Music samples revenues totaled $2.8 million in 2001. We had no such services available in 2000, and accordingly had no such revenues. We believe that revenues derived from our music samples service will not fluctuate significantly in 2002. Enterprise webcasting services contributed $1.6 million in revenues since our acquisition of Activate on September 26, 2001. We believe the demand for such services will grow significantly in 2002, contributing to higher revenues on a consolidated basis and we expect that webcasting revenues will comprise a significant percentage of our consolidated revenues in 2002. In 2000 we generated revenues from consulting services and the sale or license of custom applications and other totaling $2.6 million. These revenues related to product and service offerings that we decided to no longer support after our operational restructurings. In 2001 we generated approximately $250,000 from such offerings before their discontinuation.

      Media restoration revenues totaled $2.7 million in 2001, as compared to $850,000 in 2000. This increase was the result of the inclusion of a full year of results in 2001 as compared to six months in 2000, and increased orders from customers, notably Coca-Cola, which provided approximately 17% of consolidated revenues in 2001. We expect revenues generated from VidiPax to increase in 2002. Additionally, we believe that as a percentage of consolidated revenues, VidiPax will continue to be significant, although we expect that percentage to decline.

      Cost of Revenues. Cost of revenues increased to $12.7 million in 2001 from $12.4 million in 2000 on a consolidated basis. Costs, excluding depreciation and amortization, to generate the revenues described above decreased to $8.7 million in 2001 from $9.7 million in 2000. This decrease was primarily due to the significantly lower number of personnel involved in digital media services production. This reduction in headcount came as a result of the completion of our digital media archive system, which has allowed us to fulfill digital music encoding orders in a more automated manner rather than the historical method requiring significant manual processing. The non-cash component of cost of revenues, which is primarily depreciation, increased to $4.0 million from $2.7 million in 2000 as a result of a full year’s depreciation in 2001 of our production facility. Adding to this increase was higher levels of equipment purchases throughout 2000, contributing only a partial year of depreciation in 2000, but a full year in 2001. Cost of revenues increased from 2000 primarily due to decreased revenues and capacity utilization, as well as increased depreciation expense in 2001 from significant asset acquisitions in 2000. These increases were partially offset by the inclusion of higher margin product offerings acquired from DiscoverMusic and VidiPax. We believe that margins should improve as a result of the consolidation of our production operations from three separate facilities to the one facility acquired in the Activate transaction and the related reduction in personnel. This integration should result in lower overhead costs in one shared facility. We expect margins on traditional service offerings to improve as product mix changes towards enterprise webcasting, subscription services and offerings based upon our archival platform.

      Media restoration cost of sales totaled $1.2 million in 2001, an increase from $474,000 in 2000. The increase in gross margin was a result of increased levels of capacity utilization of its production lab as well as greater levels of orders on a relatively fixed cost of production.

      Research and Development Expenses. Research and development expenses totaled $9.7 million and $6.8 million in 2001 and 2000, respectively. The increase over the same period in 2000 is primarily due to the acquisition of online radio technology and personnel in 2001, increased headcount in the first quarter of 2001 over the same period in the prior year and the cessation of capitalization of software development costs on projects completed in 2000. Additionally, research and development headcount increased as a result of the acquisition of Activate in September 2001. Costs of enhancing the automated production system, the development of our archival platform and the continued development of online radio technology and other unannounced applications and service offerings comprised a majority of our research and development expenses in 2001, while 2000 included a number of projects which have since been terminated.

      We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructuring and focus on digital audio opportunities and enterprise webcasting services, development headcount was significantly reduced and, as a result, we expect research and development expenses to decline in 2002. We had no media restoration services costs classified as research and development, and accordingly this had no impact on the consolidated results.

      Sales and Marketing Expenses. Sales and marketing expenses totaled $9.4 million and $14.6 million in 2001 and 2000, respectively. Sales and marketing expenses consist primarily of salaries, commissions, co-marketing expenses, trade show expenses, product branding costs, advertising and cost of marketing collateral. The significant decrease in sales and marketing expenses was primarily due to the decreased personnel subsequent to our corporate restructuring and an overall reduction in marketing spending.

      Media restoration services sales and marketing expenses totaled $450,000 and $88,000 in 2001 and 2000, respectively. This increase was due to a full year of results in 2001 as compared to six months in 2000 and a general increase in commissions and other selling expenses to generate the increased level of sales.

      General and Administrative Expenses. General and administrative expenses totaled $11.1 million and $8.1 million in 2001 and 2000, respectively. The increase was primarily due to the higher average headcount in 2001 compared to 2000, an increase in unallocated facilities charges in 2001, contractual bonuses paid to employees acquired in the Vidipax transaction and increased legal expenses related to ongoing corporate initiatives. General and administrative expenses also increased as a result of the acquisition of Activate. We believe that general and administrative expenses will decrease in future periods as a result of our restructuring.

      Fourth quarter of 2001 general and administrative expenses included a reduction of $736,000 in our bonus accrual resulting from a board of directors decision in late 2001 to conserve our cash resources and not pay cash bonuses to executives and certain other employees. This reduction in our bonus accrual was partially offset by a one-time charge of approximately $450,000 related to the write-off of a significant receivable from a company that declared bankruptcy in December 2001. There were no revenues recognized in 2001 from that company.

      Media restoration general and administrative expenses totaled $1.2 million and $509,000 in 2001 and 2000, respectively. This increase was due to a full year of results in 2001 as compared to six months in 2000. There were no appreciable differences in administrative expenses at VidiPax from year to year, and accordingly, the monthly expense rate was relatively flat between years.

      Amortization of Intangibles and Other Assets. Amortization of intangibles and other assets totaled $8.2 million and $7.7 million in 2001 and 2000, respectively, and includes amortization of the goodwill and identified intangible assets related to past acquisitions and amortization related to the fair value of warrants granted to certain partners. The increase was primarily due to increased amortization resulting from the DiscoverMusic, OnAir, Addition Systems, Inc. and theDial transactions completed in 2001 and amortization of intangibles resulting from the VidiPax acquisition in June 2000, partially offset by lower amortization on intangibles resulting from the Alive.com transaction in 1999, which were written down to estimated fair market value in the 2001 special charge. Future amortization will decrease significantly as a result of the impairment charges recorded in 2001. This impairment charge is described more fully in the section entitled Special Charges below. This reduction in future amortization is expected to be slightly offset by amortization of the intangibles generated by the Activate acquisition. There was no amortization of intangibles and other assets from media restoration in 2001 or 2000.

      Stock-Based Compensation. Stock-based compensation totaled $359,000 and $5.4 million in 2001 and 2000, respectively. Stock-based compensation in 2001 was insignificant. Stock-based compensation in 2000 consisted of $4.5 million in amortization of deferred stock compensation, related to stock options previously granted below deemed fair market value, $1.3 million in compensation expense related to the variable accounting treatment and the subsequent termination in the third quarter of 2000 of our consultant options, a charge of $400,000 related to the acceleration of options and $820,000 in credits related to the reversal of previously amortized deferred stock compensation due to option cancellations. In the fourth quarter of 2000, we accelerated the vesting of approximately 660,000 options that resulted in a charge of approximately $400,000 to stock-based compensation. Amortization of deferred stock compensation will continue to decrease as the remaining amortization period expires. As of December 31, 2001, approximately $883,000 remains in unamortized deferred stock compensation, of which approximately $600,000 is expected to be amortized in 2002. There was no stock-based compensation recorded at VidiPax in 2001 or 2000.

      In July 2001, we exchanged 1,083,250 employee options with an exercise price greater than $4.30 for 812,443 new options with an exercise price of $1.21. These new options are accounted for as variable options; however since the exchange, our stock price has declined in value, and no stock-based compensation charges have been generated. Should our stock price increase above the new options’ exercise prices, there could be substantial non-cash charges recorded.

      Special Charges. In 2001, we undertook a series of operational restructurings and facilities consolidations. We assessed each product and service offering and the costs related to each in making the determination to cease providing, or otherwise change the level of support we provide for these offerings. We determined that it was not feasible to continue to provide or support digital media consulting services, certain digital media applications and the Alive e-show platform in 2001. Additionally, the decision was made to decrease the level of emphasis placed on video encoding activities. This decision was made as a response to the decreased demand for such services, which started in the third quarter of 2000 and continued into the first quarter of 2001, at which time we determined that no further resources would be provided to support video encoding in our Seattle facility. In the second quarter of 2001 we terminated approximately 45% of our workforce. That reduction in force created excess facilities, resulting in the development of facilities consolidation plans. These plans of consolidation generated additional special charges for rent accruals as well as tenant improvement impairments throughout the remainder of 2001. The continued economic conditions surrounding our digital media services led to other impairment charges related to the valuation of our assets acquired from DiscoverMusic, in the third quarter of 2001. In the fourth quarter of 2001, we performed an analysis of all long-lived assets in accordance with our accounting policies, and determined that certain of these assets were impaired. Impairment charges were then recorded as appropriate. As a result of these actions and other economic conditions, we recorded special charges of $37.3 million in 2001. These charges are summarized in the table following:

	2001	2000

	(In thousands)
Intangible and other asset impairments	$21,356	$—
Property and equipment write-downs	6,534	453
Facilities related charges and other	6,194	184
Employee severance	3,177	310

	$37,261	$947

      Intangible and other impairments. We recorded impairments of $21.4 million in 2001 related to intangibles and other long-term assets. There were no such charges recorded in 2000. We decided in 2001 to focus on areas of business that we believed had a near-term opportunity to drive increases in revenue. This decision led us to make the acquisitions described in the business overview.

      This refocusing of our business led to the decision to cease supporting certain digital media applications and the Alive technology platform in the first quarter of 2001. The goodwill previously recognized associated with the Alive.com acquisition and certain other digital applications were impaired and, as each of these assets had no determinable cash flows associated with them, and no discernible fair market value, the remaining unamortized balances, totaling $10.6 million were written off. In the third and fourth quarters of 2001, we reassessed the remaining Alive intangibles and recorded additional impairment charges of $180,000 and $117,000, respectively. We had previously capitalized the cost of warrants issued to a strategic partner. In the first quarter of 2001, we terminated this relationship, and accordingly, recorded a charge of $708,000 related to the unamortized portion of the warrants.

      In the fourth quarter of 2001, we performed a reassessment of the carrying value of all of the Company’s assets, both tangible and intangible, in conjunction with the corporate forecast for 2002 and beyond. The development of this forecast demonstrated that certain assets related to acquisitions in 2000 and 2001 were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over the estimated useful life of those assets.

      Accordingly, in the fourth quarter of 2001, we recorded a charge totaling $5.0 million related to intangible assets acquired from DiscoverMusic in March 2001. Increased competition, including pricing pressures and the continued economic downturn caused us to revise our initial projections for the business and subsequently write-down the value originally assigned to the acquired customer list and other acquired intangibles. While we currently project that the music samples application will generate positive cash flow, the projected cash flows do not fully recover the current carrying value of the assets in the near term, resulting in the impairment. The assets were written down to estimated current cost to replace, which the Company believes is a reliable estimate of the fair market value.

      In addition, we recorded a charge in the fourth quarter of 2001, totaling $3.5 million related to the impairment of various intangibles that were recorded as a result of our online radio transactions. Through December 31, 2001, we had not generated significant revenues from radio customers. Our current projections for online radio-related revenues have been revised and are lower than those projections that existed at the time of the acquisitions. This revision and the general uncertainty of the current economic situation and the advertising market required us to perform an assessment of these assets. The projected undiscounted cash flows over the remaining estimated life of two years did not fully support the valuation these assets had on the balance sheet. Accordingly, we retained an outside valuation firm to assess the fair market value of these assets. We used this as the new basis of the intangible assets and recorded the difference between the current carrying value and the assessed fair market value to special charges.

      We also recorded a charge totaling $1.2 million in the fourth quarter of 2001 related to the impairment of VidiPax goodwill. VidiPax currently generates net cash flows from operations, however, the current projected undiscounted cash flows did not fully support the current carrying value of the related goodwill. We estimated the fair market value of VidiPax’s long-lived assets and charged the $1.2 million difference between the current carrying value and the estimated fair market value to special charges.

      Property and equipment. We recorded special charges of $6.5 million related to property and equipment in the 2001 calendar year. This included charges of approximately $820,000 related to previously capitalized software that we abandoned during 2001. We determined that due to the acquisition of a music samples platform from DiscoverMusic, the previously capitalized software costs associated with Loudeye’s separately developed music samples platform were redundant and not recoverable. Accordingly, since the code base developed by Loudeye will not be sold or otherwise used, it was determined to have no further value and the remaining unamortized cost, approximately $600,000, was adjusted to zero. We also discontinued all sales efforts related to certain digital media applications and terminated the related development efforts. This resulted in a full impairment and a related charge of $250,000.

      As we had previously disclosed, our decision in early 2001 to focus on the audio business led to a further review of our video assets. We performed a review of the current market prices for similar used equipment and adjusted the remaining value of our video assets down to the estimated net realizable value. We sold a significant amount of these assets at auction during the quarter ended June 30, 2001, at amounts approximately equal to their adjusted values. Prior to the sale, we had ceased depreciation until such time as they were actually disposed. We also recorded third quarter of 2001 charges of $607,000 related to assets acquired from DiscoverMusic that were abandoned due to obsolescence or otherwise unusable in our restructured business. In conjunction with the consolidated forecast for 2002 and beyond, it became apparent that the projected undiscounted cash flows were not enough to fully recover the carrying value of our remaining property and equipment (excluding those recently acquired from Activate). We then performed an analysis of all remaining property and equipment that had not been recently purchased, to determine the current fair value of the assets, in other than a forced liquidation sale. This analysis, which was substantially generated from valuations provided by used equipment resellers led to charges of $1.3 million, $373,000, $264,000 and $3.2 million in the first through fourth quarters of 2001, respectively. We do not currently expect to record any future fixed asset impairments, as substantially all property and equipment of the Company are now carried at current fair market value. We expect annual depreciation expense to decrease by approximately $2.4 million as a result of these write-downs

      Facilities related charges and other. As a result of acquisition activity, the de-emphasis of our video encoding operations and the reductions in force that led to excess facilities, our board of directors approved plans of facilities consolidation during the course of 2001. These plans resulted in the closure of the Santa Monica and London offices in early 2001 and the migration from four facilities in Seattle into one facility in late 2001 and early 2002. Accordingly, all unamortized leasehold improvements related to the vacated facilities, totaling $2.1 million, were charged to special charges in 2001. We also have accrued for the rental payments we believe will be paid on these abandoned facilities while we seek a suitable sublessor or negotiate a termination of the lease. Related rent charges of $3.6 million were recorded in 2001, including $2.3 million in the fourth quarter of 2001, reflecting current local real-estate market conditions. As of December 31, 2001, we have accrued $2.9 million in accrued liabilities related to estimated future rental payments. Other charges of approximately $416,000 have been recorded related to outplacement services, impaired investments and other. We believe that the current reserve on all facilities is adequate to cover rents for the period of time until they are sublet or we negotiate an effective termination. We therefore do not foresee additional special charges related to facilities closures.

      Employee Severance. We have paid severance costs of $3.2 million in 2001 related to the termination of a significant number of employees. On a quarterly basis these amounts were $682,000, $1.5 million, $104,000 and $854,000 in the first through fourth quarters of 2001, respectively. We announced a 12% reduction in force on March 8, 2002 and currently expect compensation costs savings to total approximately $2.1 million in the remainder of 2002. The severance costs associated with that reduction in force total approximately $1.0 million and will be recorded in the first quarter of 2002.

      We expect annual amortization expense in 2002 to decrease by approximately $11.5 million as a result of the impairment charges recorded in 2001.

      Interest Income. Interest income representing earnings on our cash, cash equivalents and short-term investments totaled $3.2 million and $5.8 million in 2001 and 2000, respectively. The decreased income was due primarily to our lower average cash and investment balances in 2001 in addition to lower interest rates. We expect that our interest income will decrease in the future as our cash and investment balances decrease to fund our operating, investing and financing activities.

      Interest Expense. Interest expense consists of interest expense related to our debt instruments as well as amortization of financing charges related to our debt instruments. This totaled $1.2 million and $907,000 in 2001 and 2000, respectively. The increase was due primarily to increased levels of borrowings incurred to finance equipment purchases and acquisitions, partially offset by decreased interest rates and the refinancing of our credit facility in 2001.

     Year Ended December 31, 2000 compared to 1999

      Revenues. Revenues totaled $11.5 million and $2.6 million for 2000 and 1999, respectively. The increase was due primarily to significant large-scale orders from our digital media audio customers, the benefit of our previously announced acquisition of VidiPax, revenues related to our consulting services group, the initial sales of certain digital media application, and certain contractual revenues associated with forfeited deposits and contractually guaranteed minimum revenues, and the recognition of deferred revenue upon satisfaction of certain terms or the removal of our continuing obligation under such contracts.

      Media restoration revenues generated by our VidiPax subsidiary totaled $850,000 in revenues in 2000, as compared to none in 1999. This increase was the result of acquisition of VidiPax in June 2000.

      We earned approximately $3.9 million in revenue from the performance of the four largest audio digital media services projects in 2000, as compared with approximately $400,000 for the four largest such projects in 1999. The increase in large audio projects was primarily driven by trends driving the demand for online music, the rapid expansion of companies and business models focused on addressing that demand, as well as the build-out of our capacity in late 1999 and early 2000 to be able to handle consumer volumes. In addition, our consulting services contributed to the increase in revenues, substantially all of which occurred in the second and third quarters of 2000. The decreasing consulting services revenue trend in late 2000 was directly related to the slowing of the development of the market for digital video media offerings of our customers. Revenues included sales or licenses totaling $355,000 of certain digital media applications during 2000. We had no software applications ready for sale in 1999, and accordingly had no revenues. Other application-related contractual revenues totaling approximately $650,000 were recognized in 2000 when contractual obligations and any uncertainties related to performance were resolved. Such arrangements have revenue guarantees based upon either our performance or the end of the particular contractual period.

      Cost of Revenues. Cost of revenues increased to $12.4 million in 2000 from $2.9 million in 1999. Stock-based compensation charges of $456,000 and $202,000 for the years ended December 31, 2000 and 1999, respectively were attributable to employees included in cost of revenues and are presented in the separate operating expense line item within the statements of operations. Cost of revenues as a percent of revenues remained relatively constant from year to year. This consistent margin was primarily due to the significant increase in the amount of fixed expenses within cost of revenues. The increase in depreciation and amortization expense was consistent with increased capital expenditures, which totaled $15.8 million in 2000. The increase in depreciation and amortization expense was significantly offset by the lower costs associated with higher margin services, contracts and applications, as well as increased efficiencies and utilization of employees and facilities. Media restoration cost of sales totaled $376,000 in 2000 as a result of our acquisition of VidiPax in June 2000.

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

      Research and Development Expenses. Research and development expenses totaled $6.8 million and $1.2 million in the years ended December 31, 2000 and 1999, respectively. Costs of developing our music sampling service, the digital media production system and certain other digital media applications for sale or license to third parties and continued work on enhancing our proprietary automated encoding processes comprised a significant portion of research and development expenses. Stock-based compensation charges of approximately $283,000 and $126,000 for the years ended December 31, 2000 and 1999, respectively, are attributable to employees categorized within research and development and are presented in the separate operating expense line item in the statements of operations.

      As of December 31, 2000, we had capitalized approximately $1.3 million in software development costs. Through December 31, 2000, $119,000 of these capitalized amounts had been amortized into expense. All other research and development costs had been expensed as incurred.

      Sales and Marketing Expenses. Sales and marketing expenses totaled $14.6 million and $4.0 million in the years ended December 31, 2000 and 1999, respectively. The increase in sales and marketing expenses was primarily due to an increase in the direct sales force in 2000, commissions paid on the increased sales over the same period in 1999, marketing related to the launch of our music sampling service and certain digital media applications, expanded advertising and trade-show related expenses as well as costs associated with negotiating rights agreements with recording companies. Stock-based compensation charges of approximately $749,000 and $333,000 for the years ended December 31, 2000 and 1999, respectively, were attributable to employees categorized within sales and marketing and are presented in the separate operating expense line item in the statements of operations.

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

      Amortization of Intangibles and Other Assets. Amortization of intangibles and other assets totaled $7.7 million and $302,000 in the years ended December 31, 2000 and 1999, respectively, and includes amortization of the goodwill and identified intangible assets related to past acquisitions, amortization related to the fair value of warrants granted to certain partners and the discount on the sale of common stock to Akamai Technologies, Inc. in early 2000. The increase was primarily due to the timing of the Alive.com acquisition in December 1999 and VidiPax in June 2000.

      Stock-Based Compensation. Stock-based compensation totaled $5.4 million and $1.6 million in the years ended December 31, 2000 and 1999, respectively, and consisted of $4.5 million in amortization of deferred stock compensation, through December 31, 2000, related to stock options previously granted below deemed fair market value, $1.3 million in compensation expense related to the variable accounting treatment and the subsequent termination in the third quarter of 2000 of our consultant options, a charge of $400,000 related to the acceleration of options and $820,000 in credits related to the reversal of previously amortized deferred stock compensation due to option cancellations. In the fourth quarter of 2000, we accelerated the vesting of approximately 660,000 options that resulted in a charge of approximately $400,000 to stock-based compensation. There was $1.6 million in stock-based compensation charges during the year ended December 31, 1999, composed of $982,000 in amortization of deferred stock compensation and $572,000 of compensation expense related to marking certain consultant options to fair value.

      Special Charges. In January 2001, we announced a cost-savings initiative that resulted in a $947,000 special charge being incurred in 2000. Consistent with the overall market trends, we experienced decreasing demand for video services. Accordingly, in December 2000 our board of directors approved a plan to close our Santa Monica, California facility and reduce video production that resulted in an impairment in the value of our video encoding equipment as well as existing tenant improvements at our Santa Monica facility which was closed in the first quarter of 2001. This combined non-cash impairment charge of $637,000 was included as a component of operating loss in the special charge line item within the financial statements. The fourth quarter of 2000 charge also included $300,000 related to employee termination payments of which approximately $200,000 were paid in the first quarter of 2001. The remaining amounts of the 2000 employee termination costs were paid in cash throughout 2001.

      Interest Income. Interest income, representing earnings on our cash, cash equivalents and short-term investments, totaled $5.8 million and $204,000 in the years ended December 31, 2000 and 1999, respectively. The increased income was due primarily to interest earned on our significantly higher cash and investment balances in 2000.

      Interest Expense. Interest expense consists of interest expense related to our debt instruments as well as amortization of financing charges related to our debt instruments. This totaled $907,000 and $183,000 in the years ended December 31, 2000 and 1999, respectively. The increase was due primarily to interest on increased levels of borrowings incurred to finance property and equipment expenditures.

Liquidity and Capital Resources

      As of December 31, 2001, we had approximately $60.9 million of cash, cash equivalents and short-term investments. A portion of these funds is held in an investment account that serves as collateral for our credit facility.

      Net cash used in operating activities was $26.3 million and $25.4 million in 2001 and 2000, respectively. For 2001, cash used in operating activities resulted primarily from a net loss of $76.4 million; partially offset by non-cash charges totaling $45.5 million related to depreciation and amortization, the non-cash components of the special charges and stock- based compensation. Additional impacts on the cash flows from operations related to a decrease of $2.9 million in accounts receivable, an increase in accrued compensation, benefits and other expenses of $2.6 million and a decrease of approximately $1.2 million in accounts payable. All changes in operating assets and liabilities are net of amounts acquired in purchases of businesses. Cash used in operating activities in 2000 was due primarily to a net loss of $39.5 million, a decrease in accounts payable of $3.8 million, an increase in accounts receivable of $2.1 million, partially offset by an increase in accrued compensation, benefits and other expenses of $1.8 million and non-cash stock-based compensation, depreciation and amortization charges totaling $18.6 million.

      Net cash provided by investing activities was $7.4 million in 2001, and net cash used in investing activities was $61.6 million in 2000. For 2001, cash provided by investing activities was primarily related to the net sales of short-term investments of $19.7 million, partially offset by purchases of property and equipment of $2.7 million and cash paid for the transactions that closed in 2001 of $9.6 million. Cash used in investing activities in 2000 was primarily related to purchases of investments, property and equipment; cash paid for acquisition of businesses and capitalized software costs.

      Net cash provided by financing activities was $4.4 million and $89.4 million in 2001 and 2000, respectively. The cash provided by financing activities in 2001 primarily resulted from the funds received from our new credit facility of $19.0 million, offset by principal payments of our long-term debt and capital lease obligations of $11.8 million. We repurchased 4.0 million shares from our founder for $2.0 million and also made a secured loan of $1.0 million to him in 2001. The details of these arrangements are provided in the footnotes to financial statements in Item 8. Net cash provided by financing activities in 2000 primarily resulted from the net proceeds of our initial public offering, the concurrent sale of common shares to a strategic investor, and the underwriters’ exercise of their over-allotment option.

      As of December 31, 2001, our principal commitments consisted of obligations outstanding under operating leases, capital leases and credit facilities with our banks. On August 22, 2001, we entered into a credit agreement with a bank providing for a revolving credit facility and letters of credit aggregating up to $15.0 million to be used for working capital and general corporate needs, and to refinance existing long-term debt. On October 25, 2001, the Credit Agreement was amended to increase the principal sum to $19.0 million. Obligations under the Credit Agreement are collateralized by a security interest in an investment account that must hold short-term investments and cash equivalents with a value of at least $30.0 million. The revolving facility requires monthly payments of interest only until maturity on July 31, 2003. On July 31, 2002, we have an option to extend the maturity date to July 31, 2004, provided that we are not in default at that time. At December 31, 2001, $19.0 million was outstanding under the revolving facility. Approximately $8.0 million of the proceeds were utilized to pay off an existing line of credit and term loan facility with another bank.

      Loans under the revolving facility bear interest, at our option, at the bank’s prime rate, or the London Interbank Offered Rate (“LIBOR”) plus 100 basis points. Our interest rate on the outstanding principal balance was 2.93% in 2001. The interest rates will be adjusted after the LIBOR term to reflect the LIBOR rate in effect at that time.

      We have multiple other credit facilities and leasing arrangements that, in general, are not prepayable without penalty. Total amounts outstanding under these arrangements are $1.9 million as of December 31, 2001. The interest rates on these instruments range from 4.75% to 9.65%. The instruments have various maturity rates through November 2005. Letters of credit of approximately $653,000 back certain of these notes and capital lease obligations.

      On March 8, 2002, we announced a realignment of management and operations following the completion of the Activate consolidation. This approximately 12% reduction in force is expected to result in estimated total savings of $2.7 million annually and cost an additional $750,000 to $1.0 million in related severance and outplacement services.

      Since our inception, our operating expenses have significantly increased in order to support our growth. We currently anticipate that such expenses will continue to be a material use of our cash resources. We expect that the following items may be a significant use of our capital resources in 2002:

•	Capital expenditures, excluding acquisitions, are expected to total approximately $1.7 million in the remainder of calendar year 2002 and will relate primarily to the facilities consolidation and normal operating asset replacements

•	Acquisition consideration resulting from the Activate.net acquisition in September 2001, totaling $3.0 million is due in September 2002. This can be settled in a combination of stock and cash (see note 8 to the financial statements).

•	Additional commitments are outstanding under the existing facilities leases that have previously been expensed by us in the special charges. We expect to pay approximately $1.7 million in 2002 in rental charges for the facilities that we no longer occupy.

•	Under our loan agreement with Martin Tobias, we extended $350,000 in loans during the first quarter of 2002, and may extend up to an additional $650,000 in 2002.

      We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations and meet our working capital and capital expenditure requirements during 2002. Thereafter, if we cannot fund operating and other expenses, working capital and capital expenditure requirements from our operations, we may find it necessary to obtain additional equity or debt financing, sell assets or reduce spending plans. In the event additional equity or debt financing is required, we may not be able to raise it on acceptable terms, or at all.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against the new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The Company believes that the implementation of SFAS No. 141 and will require reclassification of approximately $200,000 of intangibles with indefinite lives into goodwill and there will be no reclassification from goodwill into identified intangibles. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its estimated fair value. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The Company currently has net goodwill of approximately $1.3 million at December 31, 2001. The Company expects the impact of implementation of these two standards to have a positive net future impact resulting from the decrease in amortization by approximately $1.0 million in 2002.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The Company believes this will have no impact.

Critical Accounting Policies

      We have identified the most critical accounting policies used in the preparation of our financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments.

      Long-lived assets. Management periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, as amended by SFAS No. 144. When doing so, management is required evaluate the recoverability of an asset’s (or group of assets’) carrying value through estimates of undiscounted future cash flows. If the asset or asset is deemed impaired, the assets are written down to estimated fair value. There is a risk that projected cash flows may be different than actual cash flows, particularly in light of the rapidly changing environment in which the company operates, or that the estimates of fair value differ from the actual amount that could be realized if the Company were to sell its assets.

      Exit costs. The company follows the provisions of EITF 94-3 to record the costs associated with exit activities. Management is required to make its best estimates of exit costs such as remaining lease obligations and/or termination fees, these estimates may be different than the actual amounts that will be paid under existing lease arrangements.

      Revenue recognition. The Company generates revenues primarily from two sources: (1) digital media services, licensing and selling digital media applications and (2) media restoration services.

      Digital media services and other. The Company recognizes Enterprise Webcasting Services revenues as services are rendered. We recognize encoding services revenues when the services have been rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer. Other revenues are generated from our music samples service business and in the prior year from licensing and selling of software and through application service provider arrangements. We sell services in application service provider arrangements. We are required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer. Billings are made based upon quantity of content streamed, and revenue is recognized as the services are delivered.

      Media restoration services. We recognize revenues as services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

      We believe that our revenue recognition policy is consistent with the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition.”

RISK FACTORS

We have a limited operating history, making it difficult for you to evaluate our business and your investment

      Loudeye was formed as a limited liability company in August 1997 and incorporated in March 1998. Following our acquisition of Activate in 2001, we began to place greater emphasis on our enterprise Webcasting services. We therefore still have a very limited operating history upon which an investor may evaluate our operations and future prospects, as well as limited insight into trends that may emerge and affect our business. In addition, the revenue and income potential of our business and market are unproven. Because of the emerging nature of the industry, our executives have limited experience in it. As a young company operating in an emerging industry, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our potential for future profitability must be considered in light of these risks, uncertainties and difficulties.

Our quarterly financial results will continue to fluctuate making it difficult to forecast our operating results

      Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

•	Variability in demand for our Webcasting services and our other digital media services and applications;

•	Market acceptance of new Webcasting and other digital media services and applications offered by us and our competitors;

•	Ability of our customers to procure necessary intellectual property rights for the digital media content they intend to utilize in their businesses;

•	Willingness of our customers to enter into longer-term volume digital media and applications service agreements and purchase orders in light of the economic and legal uncertainties related to their business models;

•	Governmental regulations affecting use of the Internet, including regulations concerning intellectual property rights and security measures; or

•	Competition from other companies entering our markets.

      Our limited operating history and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons and forecasts. Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of expected future revenues. These expenditure levels are, to a large extent, fixed in the short term and our sales cycle can be lengthy. Thus, we may not be able to adjust spending or generate new revenue sources in a timely manner to compensate for any shortfall in revenues and any significant shortfall in revenues relative to planned expenditures could have an immediate adverse effect on our business and results of operations. If our operating results fall below the expectations of securities analysts and investors in some future periods, our stock price will likely decline significantly.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan and current stockholders may experience significant dilution

      As of December 31, 2001, we had approximately $60.9 million in cash, cash equivalents and short-term investments, $30.0 million of which is used as collateral for our credit facility. We believe that our existing and available funds will be sufficient to meet our anticipated needs for our operations, working capital, debt service and capital expenditures through 2002. Thereafter, we may need to raise additional funds. We may have to raise funds even sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures, to acquire complementary products, businesses or technologies or otherwise to respond to unanticipated requirements. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced and these securities may have rights and preferences superior to that of our current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends. We cannot assure you that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline

      We have incurred quarterly net losses totaling $128.5 million from August 12, 1997 (inception) through December 31, 2001, and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2001, we had an accumulated deficit of $142.6 million. We may increase our operating expenses and capital expenditures in the future as we attempt to expand our Webcasting services, digital media service and application offerings, enter into licensing agreements with copyright holders, grow our customer base, enhance our brand image and improve our technology infrastructure. This would likely increase our quarterly net losses and negative cash flows.

      Accordingly, our ability to operate our business and implement our business strategy may be hampered by our future negative cash flows, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future. To address the risks an uncertainties facing our business strategy, we must, among other things:

•	Achieve broad customer adoption and acceptance of our products and services;

•	Successfully integrate our acquisition of Activate and execute our Webcasting services strategy;

•	Successfully integrate, leverage and expand our sales force;

•	Incorporate our online radio technology strategy;

•	Successfully scale our current operations;

•	Implement and execute our business and marketing strategies;

•	Address copyright issues that effect our business;

•	Develop and maintain strategic relationships to enhance our products and services;

•	Respond to competitive developments in the digital media infrastructure industry;

      We might not be successful in achieving any or all of these objectives in a cost-effective manner, if at all, and the failure to achieve these could have a serious adverse impact on our business, results of operations and financial position. Each of these objectives may require significant additional expenditures on our part. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our stock price has been and may continue to be volatile and is likely to be subject to National Market listing compliance proceedings with Nasdaq

      The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended March 15, 2002, the price of our common stock ranged from $0.43 to $1.97 per share. Our stock price could be subject to wide fluctuations in response a variety of factors, including, but not limited to, to actual or anticipated variations in quarterly operating results, competitors announcements, changes in recommendations by securities analysts, and conditions in the digital media services markets.

      If our stock price falls below $1.00 per share for 30 consecutive trading days or certain other conditions are met, we may receive notice from Nasdaq that we need to comply with the requirements for continued listing on the Nasdaq National Market within 90 calendar days from such notification or be moved to and be traded on the Nasdaq Smallcap Market. If our stock is delisted from the National Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to “penny stock” regulations.

Our success is dependent on the performance and retention of our executive officers and key employees

      Our business and operations are substantially dependent on the performance of our executive officers and key employees, all of whom are employed on an at-will basis and have worked together for only a relatively short period of time. We do not maintain “key person” life insurance on any of our executive officers. In addition, we have hired or named new employees in 2001 in key executive positions, including our John Baker, our Chief Executive Officer, and Joel McConaughy, our Senior Vice President and Chief Technical Officer. The loss of one or several key executives could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

Acquisitions we have made or may make could disrupt our business and harm our financial condition

      We expect to continue to evaluate and acquire businesses, technologies, services, or products that we believe are a strategic fit with our business. In December 1999, we acquired Alive.com, Inc., in June 2000 we acquired VidiPax, Inc., in June 2001 we acquired Addition Systems, Inc., in March 2001 we acquired DiscoverMusic, and in September 2001 we acquired Activate. We have also acquired certain assets and technology from OnAir and theDial.com. We have limited operating history as a combined company and therefore limited experience in addressing emerging trends that may affect our combined business. The integration of these and any future acquisitions into our operations may place a significant strain on our employees, systems and other resources. If any acquisition fails to integrate well, our operations and financial position could be harmed.

      Acquisitions require integrating the business, personnel, technology and products of the acquired entity and may result in unforeseen operating difficulties and expenditures. In addition, acquisitions may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition will be realized. Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities associated with the acquired business, or amortization expenses related to goodwill and other intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business, results of operations and financial condition.

Our acquisition of Activate could cause significant dilution to existing stockholders which could decrease the trading price of our common stock

      As a result of the Activate acquisition, we will be required to make payments totaling $3.0 million on or about September 25, 2002. Pursuant to the merger agreement, we can make this payment in either cash or stock or a combination of the two; provided, however, we may not issue more than 15% of our outstanding capital stock in payment of such obligation, calculated post-issuance. Our existing stockholders, therefore, could face significant dilution if we elect to issue the maximum permissible amount of stock in making such payment.

We are dependent on the development and rate of adoption of digital media and the delay or failure of this development would seriously harm our business

      We are dependent on the development and rate of adoption of digital media services and applications and the delay or failure of this development would seriously harm our business. The development of commercial services and applications for digital media content is in its relatively early stages. If the Internet does not develop as an effective medium for the distribution of digital media content to consumers or if businesses predicated on the distribution of digital media content are not profitable or are unable to raise necessary operating capital, then we may not succeed in executing our business plan. Many factors could inhibit the growth of the distribution of digital media content, including concerns about the profitability of Internet-related businesses, uncertainty about intellectual property rights associated with music and other digital media, bandwidth constraints, piracy and privacy.

      Our success depends on users having access to the necessary hardware, software and bandwidth, or data transmission capability, to receive and broadcast high quality digital media over the Internet. Congestion over the Internet and data loss may interrupt audio and video streams, resulting in unsatisfying user experiences. The success of digital media distribution over the Internet depends on the continued rollout of broadband access to consumers on an affordable basis. Widespread adoption of digital media technology depends on overcoming obstacles to the deployment and use of digital media software, identifying additional viable revenue models for digital media-based businesses, improving audio and video quality and educating customers and users in the use of digital media technology. If digital media technology fails to overcome these obstacles, our business could be seriously harmed.

      Because digital recorded music formats, such as MP3, do not always contain mechanisms for tracking the source or ownership of digital recordings, users are able to download and distribute unauthorized or “pirated” copies of copyrighted recorded music over the Internet. This piracy is a significant concern to record companies and artists, and is the reason many record companies and artists are reluctant to digitally deliver their recorded music over the Internet. As long as pirated recordings are available, many consumers will choose free pirated recordings rather than paying for legitimate recordings. Accordingly, if this issue is not addressed, our business might be harmed.

We depend on a limited number of customers for a majority of our revenues so the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenues and operating results

      A limited number of customers have accounted for a majority of our revenues and may continue to do so for the foreseeable future. During the year ended December 31, 2001, one of our customers accounted for 17% of our revenues and during the year ended December 31, 2000, two of our customers accounted for approximately 29% of our revenues. We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing and broadening our customer base, our business could be harmed.

Average selling prices of our products and services may decrease, which may harm our gross margins

      The average selling prices of our products and services may be lower than expected as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments or otherwise. The pricing of services sold to our customers depends on the duration of the agreement, the specific requirements of the order, purchase volumes, the sales and service support and other contractual agreements. We have experienced and expect to continue to experience pricing pressure and anticipate that the average selling prices and gross margins for our products will decrease over product life cycles. We may not be successful in developing and introducing on a timely basis new products with enhanced features that can be sold at higher gross margins.

We may be liable or alleged to be liable to third parties for music, software, and other content that we encode, distribute, or make available on to our customers

      We may be liable or alleged to be liable to third parties for the content that we encode, distribute or make available to our customers:

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

      Because we host, stream and Webcast audio and video content on or from our Web site and on other Web sites for customers and provide services related to digital media content, we face potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials we host. Claims of this nature have been brought, and sometimes successfully pressed, against content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage or any alleged liability could harm our business.

      We cannot assure you that third parties will not claim infringement by us with respect to past, current, or future technologies. The music industry in particular has recently been the focus of infringement claims. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. In addition, these risks are difficult to quantify in light of the continuously evolving nature of laws and regulations governing the Internet. Any claim relating to proprietary rights, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements, and we can not assure you that we will have adequate insurance coverage or that royalty or licensing agreements will be available on terms acceptable to us or at all.

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

      In addition, we could be subject to intellectual property infringement claims by others. Potential customers may be deterred from distributing content over the Internet for fear of infringement claims. The music industry in particular has recently been the focus of heightened concern with respect to copyright infringement and other misappropriation claims, and the outcome of developing legal standards in that industry is expected to impact music, video and other content being distributed over the Internet. If, as a result, potential customers forego distributing traditional media content over the Internet, demand for our digital media services and applications could be reduced which would harm our business. The music industry in the U.S. is generally regarded as extremely litigious in nature compared to other industries and we could become engaged in litigation with others in the music industry. Claims against us, and any resultant litigation, should it occur in regard to any of our digital media services and applications, could subject us to significant liability for damages including treble damages for willful infringement. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. Further, we plan to offer our digital media services and applications to customers worldwide including customers in foreign countries that may offer less protection for our intellectual property than the United States. Our failure to protect against misappropriation of our intellectual property, or claims that we are infringing the intellectual property of third parties could have a negative effect on our business, revenues, financial condition and results of operations.

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

      Primarily it alleges that there was undisclosed compensation received by our underwriters in connection with our initial public offering. We can provide no assurance as to the outcome of this matter. Any resolution of this matter in a manner adverse to us could have a material adverse affect on our financial position and results of operation. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace. In addition, because class action litigation has often been brought against companies following periods of volatility in their stock prices, we could become involved in additional litigation.

We rely on strategic relationships to promote our services and for access to licensed technology; if we fail to maintain or enhance these relationships, our ability to serve our customers and develop new services and applications could be harmed

      Our ability to provide our services to users of multiple technologies and platforms depends significantly on our ability to develop and maintain our strategic relationships with key streaming media technology companies and content providers. We rely on these relationships for licensed technology and content. We also rely on relationships with major recording labels for our music content licensing strategy. Obtaining comprehensive music content licenses is challenging, as doing so may require us to obtain copyright licenses with various third parties in the fragmented music recording and publishing industries. These copyrights often address differing activities related to the delivery of digital media, including reproduction and performance, some of which may require separate licensing arrangements from various rights holders such as publishers, artists and record labels. The effort to obtain the necessary rights by such third parties is often significant, and could disrupt, delay, or prevent us from executing our business plans. Because of the large number of potential parties from which we must obtain licenses, we may never be able to obtain a sufficient number of licenses to allow us to provide services that will meet our customers’ expectations.

      Due to the evolving nature of our industry, we will need to develop additional relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom we do not have pre-existing relationships. We cannot be certain that we will be successful in developing new relationships or that our partners will view these relationships as significant to their own business or that they will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our brand and services.

Our music content licenses could result in operational complexity that may divert resources or make our business more expensive to conduct

      The large number of licenses that we need to maintain in order to expand our music-related services creates operational difficulties in connection with tracking the rights that we have acquired and the complex royalty structures under which we must pay. In addition, our licensing agreements typically allow the third party to audit our royalty tracking and payment mechanisms to ensure that we are accurately reporting and paying the royalties owed. If we are unable to accurately track the numerous parties that we must pay in connection with each delivery of digital music services and deliver the appropriate payment in a timely fashion, we may risk termination of certain licenses.

Competition may decrease our market share, revenues, and gross margins

      We face intense and increasing competition in the digital media services market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for digital media services, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

•	Service functionality, quality and performance;

•	Ease of use, reliability, scalability and security of services;

•	Establishing a significant base of customers and distribution partners;

•	Ability to introduce new services to the market in a timely manner;

•	Customer service and support;

•	Attracting third-party web developers; and

•	Pricing.

      Although we do not currently compete against any one entity with respect to all aspects of our digital media services, there are two principal types of companies we do compete with: enterprise Webcasting companies and digital media services companies.

      Enterprise Webcasting Competition. Our primary competitors are content distribution networks, such as Akamai and iBEAM, and Internet broadcasters, such as Yahoo!Broadcast. Each of these companies provide services similar to ours and each has a well-established market presence. We also compete with providers of traditional communications technologies, such as teleconferencing and videoconferencing, as well as applications software and tools companies, such as Centra Software, Evoke Communications, Lotus (SameTime), Microsoft (NetMeeting) and Placeware. There are also smaller competitors that focus on certain of our individual market segments, such as investor relations webcasts.

      Other Digital Media Services Competition. There are a number of companies that provide outsourced digital media services. As the digital media services market continues to develop, we expect to see increased competition from traditional telecommunication service providers or resellers of those services. We also face competition from the in-house encoding services, streaming networks and content management systems and encoding services.

      Many of our competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors’ products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

Our industry is experiencing consolidation that may intensify competition

      The Internet and digital media services industries are undergoing substantial change that has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have been going out of business or are being acquired by larger entities. As a result, we are increasingly competing with larger competitors that have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

•	Competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

•	Competitors could obtain exclusive access to desirable multimedia content and prevent that content from being available in certain formats, thus decreasing the use of our products and services to distribute and experience the content that audiences most desire, and hurting our ability to attract customers;

•	Suppliers of important or emerging technologies could be acquired by a competitor or other company which could prevent us from being able to utilize such technologies in our offerings, and disadvantage our offerings relative to those of competitors;

•	A competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and

•	Other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content; or which could dramatically change the market for our products and services.

      Any of these results could put us at a competitive disadvantage that could cause us to lose customers, revenue and market share. They could also force us to expend greater resources to meet the competitive threat, which could also harm our operating results.

If we fail to enhance our existing services and applications products or develop and introduce new digital media services, applications and features in a timely manner to meet changing customer requirements and emerging industry trends or standards, our ability to grow our business will suffer

      The market for digital media service solutions is characterized by rapidly changing technologies and short product life cycles. These market characteristics are heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of the new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

•	Obtain the necessary intellectual property rights from music companies and other content owners to be able to legally provide our services;

•	Identify and respond to emerging technological trends in the market;

•	Enhance our products by adding innovative features that differentiate our digital media services and applications from those of our competitors;

•	Acquire and license leading technologies;

•	Bring digital media services and applications to market and scale our business on a timely basis at competitive prices; and

•	Respond effectively to new technological changes or new product announcements by others.

      We will not be competitive unless we continually introduce new services and applications or enhancements to existing services and applications that meet evolving industry standards and customer needs. In the future, we may not be able to address effectively the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. The technical innovations required for us to remain competitive are inherently complex, require long development schedules and are dependent in some cases on sole source suppliers. We will be required to continue to invest in research and development in order to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most development expenses must be incurred before the technical feasibility or commercial viability of new or enhanced services and applications can be ascertained. Revenue from future services and applications or enhancements to services and applications may not be sufficient to recover the associated development costs.

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

Our business will suffer if our systems fail or our operations facilities become unavailable

      A reduction in the performance, reliability and availability of our systems and network infrastructure may harm our ability to distribute our products and services to our customers and other users, as well as harm our reputation and ability to attract and retain customers and content providers. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. We do not have any redundancy in our Webcasting facilities and therefore any damage or destruction to these would significantly harm our Webcasting business. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications. A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures.

      Our operations also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We also depend on Web browsers, ISPs and online service providers to provide access over the Internet to our product and service offerings. Many of these providers have experienced significant outages or interruptions in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of interruptions could continue or increase in the future.

      Our digital distribution activities are managed by sophisticated software and computer systems. We must continually develop and update these systems over time as our business and business needs grow and change, and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Web sites could be less attractive to such entities or individuals and our business could be harmed.

      Significant portions of our business are dependent on providing customers with efficient and reliable services to enable customers to broadcast content to large audiences on a live or on-demand basis. Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of such network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers and if we are unable to obtain such capacity on terms commercially acceptable to us, our business and operating results could suffer.

      Our computer and communications infrastructure is located at a single leased facility in Seattle, Washington, an area that is at heightened risk of earthquake and volcanic events. We do not have fully redundant systems, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

Because our principal stockholders and management may have the ability to control a significant percentage of stockholder votes, the premium over market price that an acquiror might otherwise pay may be reduced and any merger or takeover may be prevented or delayed

      Our officers and directors beneficially own or control the voting of approximately 24% of our outstanding common stock. Martin Tobias, our former chief executive officer and former member of the board of directors, has given the board of directors, an irrevocable proxy to vote all of the approximately 4.6 million shares of our Common Stock that he owns. See Note 11 to the Notes to Consolidated Financial Statements and our Report on Form 8-K as filed with the Securities and Exchange Commission on October 30, 2001 for a more complete description of the proxy. As a result, these stockholders, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including:

•	Election or removal of our board of directors;

•	Amendment of our certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

      These stockholders have substantial influence over our management and our affairs. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares. This concentration of ownership could also adversely affect our stock’s market price or lessen any premium over market price that an acquiror might otherwise pay.

      Certain provisions of our certificate of incorporation and bylaws and the provisions of Delaware law could also have the effect of delaying, deferring or preventing an acquisition of Loudeye, even if an acquisition would be beneficial to our stockholders. See “Description of Capital Stock” for more information on our charter and by-law provisions.

Government regulation could adversely affect our business prospects

      We do not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of music and other proprietary content over the Internet. Most of these laws were adopted before the advent of the Internet and related technologies and therefore do not address the unique issues associated with the Internet and related technologies. Depending on how these laws developed and are interpreted by the judicial system, they could have the effect of:

•	Limiting the growth of the Internet;

•	Creating uncertainty in the marketplace that could reduce demand for our products and services;

•	Increasing our cost of doing business;

•	Exposing us to significant liabilities associated with content distributed or accessed through our products or services; or

•	Leading to increased product and applications development costs, or otherwise harm our business.

      Specifically with respect to one aspect of copyright law, on October 28, 1998, the Digital Millennium Copyright Act (or “DMCA”) was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our future business activities, we and our customers may be required to pay licensing fees in connection with digital sound recordings we deliver or our customers provide on their web site and through retransmissions of radio broadcasts and/or other audio content. A Copyright Arbitration Royalty Panel has determined that, for eligible non-subscription services, sound recording performance rates should be $0.0014 per performance for the period October 1998-2000, with a surcharge of 9% of the total performance fee for the ephemeral copies used to facilitate such performances. However, that decision is subject to review and revision by the U.S. Copyright Office, and several appeal petitions have been filed. Furthermore, the Copyright Office’s review is subject to an appeal to a Federal Court of Appeals. The fees for the same types of transmissions offered on a subscription basis have not been determined and will be the subject of another Copyright Arbitration Royalty Panel proceeding, as will fees for digital phono-record deliveries pursuant to the “mechanical license” provisions of the U.S. Copyright Act. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers.

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

      We invest in investment-grade government obligations, institutional money market funds and other obligations with FDIC insured US banks. Concentration is limited to 10% in any one instrument or issuer. Our primary investment focus is to preserve capital and earn a market rate of return on our investments. We do not speculate nor invest in publicly traded equity securities and therefore do not believe that our capital is subject to material market risk. The average portfolio balance must remain under one year in duration.

Item 8     Financial Statements and Supplementary Data

LOUDEYE TECHNOLOGIES, INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Loudeye Technologies, Inc.:

      We have audited the accompanying consolidated balance sheets of Loudeye Technologies, Inc. and subsidiaries (Loudeye) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Loudeye’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loudeye Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

February 14, 2002

Seattle, Washington

LOUDEYE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(Amounts in thousands
	except share and per share
	amounts)
ASSETS
Cash and cash equivalents (Note 9)	$37,159	$51,689
Short-term investments (Note 9)	23,782	43,300
Accounts receivable, net of allowances of $492 and $709	2,200	3,241
Prepaids and other current assets	1,769	1,072

Total current assets	64,910	99,302
Property and equipment, net	7,306	15,955
Goodwill, net	1,310	9,785
Intangibles and other long-term assets, net	7,357	7,634

Total assets	$80,883	$132,676

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$913	$1,137
Accrued compensation and benefits	1,439	1,554
Other accrued expenses	1,859	1,058
Accrued special charges	2,939	310
Deposits and deferred revenues	639	800
Current portion of long-term debt	1,368	4,425

Total current liabilities	9,157	9,284
Accrued acquisition consideration	3,000	—
Long-term debt, net of current portion	19,532	7,324

Total liabilities	31,689	16,608
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 41,000,000 shares authorized, none outstanding	—	—
Common stock, additional paid-in capital and warrants, $0.001 par value, 100,000,000 shares authorized; 44,475,174 and 40,475,174 issued and outstanding in 2001 and 37,072,442 issued and outstanding in 2000	192,627	185,609
Deferred stock compensation	(883)	(3,387)
Accumulated deficit	(142,550)	(66,154)

Total stockholders’ equity	49,194	116,068

Total liabilities and stockholders’ equity	$80,883	$132,676

The accompanying notes are an integral part of these financial statements

LOUDEYE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(Amounts in thousands except share and
	per share amounts)
REVENUES	$10,388	$11,537	$2,645
COST OF REVENUES:
Cost of revenues, excluding depreciation	8,667	9,684	1,946
Depreciation	4,070	2,704	924

Total cost of revenues	12,737	12,388	2,870
Gross margin	(2,349)	(851)	(225)
OPERATING EXPENSES:
Research and development	9,719	6,784	1,248
Sales and marketing	9,409	14,621	3,982
General and administrative	11,102	8,079	3,612
Amortization of intangibles and other assets	8,173	7,693	302
Stock-based compensation	359	5,409	1,554

Total operating expenses	38,762	42,586	10,698
Special charges	37,261	947	—

OPERATING LOSS	(78,372)	(44,384)	(10,923)
Interest income	3,157	5,767	204
Interest expense	(1,181)	(907)	(183)

Total other, net	1,976	4,860	21

NET LOSS	$(76,396)	$(39,524)	$(10,902)
Beneficial conversion feature	—	—	(14,121)

NET LOSS TO COMMON STOCKHOLDERS	$(76,396)	$(39,524)	$(25,023)

Basic and diluted net loss per share	$(1.84)	$(1.33)	$(4.62)

Weighted average shares outstanding
— basic and diluted net loss per share	41,429,104	29,773,886	5,410,507

Basic and diluted pro forma net loss per share		$(1.16)	$(1.50)

Weighted average shares outstanding
— basic and diluted pro forma net loss per share		34,103,551	16,659,800

The accompanying notes are an integral part of these statements.

LOUDEYE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Common Stock and
	Convertible Preferred		Additional							Total
	Stock		Paid-in Capital		Stock Warrants		Beneficial	Deferred		Stockholders’
							Conversion	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Feature	Compensation	Deficit	(Deficit)

	(Amounts in thousands, except for share amounts)
BALANCES, DECEMBER 31, 1998	8,242,981	$2,982	5,288,000	$(133)	—	$—	$—	$—	$(1,607)	$1,242
Issuance of Preferred Stock	12,425,518	54,804	—	—	—	—	—	—	—	54,804
Conversion of debt into pfd stock	394,737	750	—	—	—	—	—	—	—	750
Deferred stock compensation	—	—	—	7,825	—	—	—	(7,825)	—	—
Issuance of shares for acquisitions	—	—	2,528,848	18,693	—	—	—	—	—	18,693
Stock-based compensation	—	—	—	572	—	—	—	982	—	1,554
Issuance of warrants	—	—	—	—	691,053	1,159	—	—	—	1,159
Stock option exercises	—	—	879,409	189	—	—	—	—	—	189
Beneficial conversion feature	—	—	—	—	—	—	14,121	—	(14,121)	—
Net loss	—	—	—	—	—	—	—	—	(10,902)	(10,902)

BALANCES, DECEMBER 31, 1999	21,063,236	$58,536	8,696,257	$27,146	691,053	$1,159	$14,121	$(6,843)	$(26,630)	$67,489
Conversion of preferred stock	(21,063,236)	(58,536)	21,063,236	58,536	—	—	—	—	—	—
Beneficial conversion reclass	—	—	—	14,121	—	—	(14,121)	—	—	—
Initial Public Offering and sale of shares to strategic partner	—	—	5,511,022	80,748	—	—	—	—	—	80,748
Exercise and conversion of warrants	—	—	526,528	1,159	(691,053)	(1,159)	—	—	—	—
Stock option exercises, repurchases and shares issued under ESPP	—	—	1,207,115	727	—	—	—	46	—	773
Deferred stock compensation	—	—	—	3,100	—	—	—	(3,100)	—	—
Issuance of shares for acquisition and warrants to strategic partners	—	—	68,284	1,105	140,000	159	—	—	—	1,264
Cancellation and acceleration of common stock options	—	—	—	(2,459)	—	—	—	1,997	—	(462)
Stock-based compensation	—	—	—	1,267	—	—	—	4,513	—	5,780
Net loss	—	—	—	—	—	—	—	—	(39,524)	(39,524)

BALANCES, DECEMBER 31, 2000	—	$—	37,072,442	$185,450	140,000	$159	$—	$(3,387)	$(66,154)	$116,068
Issuance of shares for acquisition and strategic partnerships	—	—	7,152,887	10,832	—	4	—	—	—	10,836
Repurchase of shares	—	—	(4,000,000)	(2,000)	—	—	—	—	—	(2,000)
comp income	—	—	—	61	—	—	—	—	—	61
Stock option exercises, repurchases and shares issued under ESPP	—	—	249,845	266	—	—	—	—	—	266
Modification of common stock options	—	—	—	(2,145)	—	—	—	943	—	(1,202)
Amortization of deferred stock	—	—	—	—	—	—	—	1,561	—	1,561
Net loss	—	—	—	—	—	—	—	—	(76,396)	(76,396)

BALANCES, DECEMBER 31, 2001	—	$—	40,475,174	$192,464	140,000	$163	$—	$(883)	$(142,550)	$49,194

The accompanying notes are an integral part of these statements.

LOUDEYE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(Amounts in thousands)
OPERATING ACTIVITIES:
Net Loss	$(76,396)	$(39,524)	$(10,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,422	12,494	1,226
Special charges and other non-cash items	29,736	661	—
Stock-based compensation	359	5,409	1,554
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	2,902	(2,121)	(856)
Prepaid and other assets	396	(701)	(753)
Accounts payable	(1,162)	(3,758)	4,204
Accrued compensation and benefits	2,610	1,801	501
Customer deposits and deferred revenue	(161)	362	146

Net cash from operating activities	(26,294)	(25,377)	(4,880)

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,696)	(15,814)	(4,423)
Capitalized software development costs	—	(1,304)	—
Cash paid for acquisition of business, net	(9,580)	(1,907)	—
Purchases/sales of short-term investments, net	19,689	(42,605)	(530)

Net cash from investing activities	7,413	(61,630)	(4,953)

FINANCING ACTIVITIES:
Proceeds from sale of stock and exercise of options	270	81,100	54,994
Proceeds from long-term debt	18,908	10,205	3,104
Principal payments on long-term obligations	(11,827)	(1,882)	(434)
Repurchase of shares outstanding	(2,000)	—	—
Loans made to related party	(1,000)	—	—

Net cash from financing activities	4,351	89,423	57,664

Net change in cash and cash equivalents	(14,530)	2,416	47,831
Cash and cash equivalents, beginning of period	51,689	49,273	1,442

Cash and cash equivalents, end of period	$37,159	$51,689	$49,273

Cash paid for interest	$970	$683	$183
Issuance of common stock for acquisition of business	10,756	1,105	18,693
Assets acquired under capital lease	368	—	—
Issuance of common stock warrants	76	159	1,159
Conversion of debt into preferred stock	—	—	750

The accompanying notes are an integral part of these statements.

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1.     Organization and Development Stage Risks:

     The Company

      Loudeye Technologies, Inc. (the Company) provides primarily enterprise webcasting, related digital media services and media restoration services. The Company is headquartered in Seattle, Washington and to-date has conducted business in the United States, Canada and Europe in two business segments, digital media services and media restoration services.

      The Company is subject to a number of risks similar to other companies in a comparable stage of development including reliance on key personnel, successful marketing of its services in an emerging market, competition from other companies with greater technical, financial, management and marketing resources, successful development of new services, successful integration of acquired businesses and technology, the enhancement of existing services, and the ability to secure adequate financing to support future operations.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

     Short-term Investments

      The Company has invested amounts in investment-grade government obligations, institutional money market funds and other obligations with FDIC insured U.S. banks. Concentration is limited to 10% in any one instrument or issuer. The Company’s primary focus is to preserve capital and earn a market rate of return on its investments. The Company does not speculate or invest in publicly traded equity securities and, therefore, does not believe that its capital is subject to significant market risk. Short-term investments are generally held to maturity. These securities all mature within one year.

      As described further in Note 9, an investment account that holds at least $30.0 million of short-term investments and cash equivalents is utilized as collateral for the Company’s credit facility, Additionally, the Company has approximately $1.3 million of short-term investments which are utilized as collateral for certain irrevocable standby letters of credit.

     Long-lived Assets

      The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows over the remaining useful life is less than the carrying amount of the asset. As described in Note 4, the Company recorded impairment charges of $30.2 million and $637,000 in 2001 and 2000, respectively. These amounts are included in Special Charges on the accompanying statements of operations

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Advertising Costs

      Advertising costs are expensed as incurred. The Company incurred $122,000, $1.1 million and $636,000 in advertising costs for the years ended December 31, 2001, 2000 and 1999, respectively.

Deferred Revenues

      The Company records deferred revenues when cash has been received but the criteria for revenue recognition have not been met. Deferred revenues are recognized in accordance with the Company’s revenue recognition policy.

Software Development Costs

      Research and development costs are expensed as incurred. Software developed for internal use is capitalized once the preliminary project stage has been completed and management has committed to funding the continuation of the development project. Capitalization is ceased when the software project is substantially complete and ready for its intended use.

      At December 31, 2000, $1.3 million in software development costs had been capitalized and included in other long-term assets, of which approximately $260,000 and $119,000 was amortized during 2001 and 2000, respectively. In 2001, the company recorded impairment charges associated with previously capitalized software of approximately $820,000. In 2001, the Company did not capitalize any software development costs. At December 31, 2001, no capitalized software development costs remain in long-term assets.

Reclassifications

      Certain information reported in previous periods has been reclassified to conform to the current period presentation.

Use of Estimates in the Preparation of Financial Statements

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against the new criteria and may result in certain intangibles being classified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The Company believes that the implementation of SFAS No. 141 will require reclassification of approximately $200,000 of intangibles with indefinite lives into goodwill and there will be no reclassification from goodwill into identified intangibles. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its estimated fair value. The provisions of each statement will be adopted by the Company on January 1, 2002. The adoption of SFAS No. 142 will result in the Company’s

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The Company currently has net goodwill of approximately $1.3 million at December 31, 2001. The Company expects the impact of implementation of these two standards to have a positive net future impact resulting from the decrease in amortization by approximately $1.0 million in 2002.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The Company adopted this standard in 2001 and it had no impact.

3.     Revenue Recognition

      The Company generates revenues primarily from two sources: (1) digital media services, licensing and selling digital media applications and (2) media restoration services.

Digital Media Services and Other

      Corporate Webcasting Services use licensed and proprietary streaming media software, tools and processes to provide corporations with the ability communicate to their large, online communities over the Internet. Customers use these communication services to announce financial, legal, product and training information in real-time to thousands of investors, partners, employees and customers located all over the world. The Company recognizes revenues as services are rendered.

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

      Other revenues are generated from our music samples service business and in 2000 from licensing and selling of software and through application service provider arrangements. The Company sells digital media applications in application service provider arrangements. The Company is required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer. Billings are made based upon minutes of content streamed, and revenue is recognized as the services are delivered. In 2000, we recognized applications and other revenues in accordance with Statement of Financial Position 97-2 (SOP 97-2), which requires revenues to be recognized when the following criteria are met:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred

•	Price is fixed or determinable

•	Collectibility is probable.

      While the Company does not currently have any arrangements accounted for in accordance with SOP 97-2, it uses these four principles as embodied within Staff Accounting Bulletin No. 101, “Revenue Recognition” as its primary revenue recognition policy.

      In 2000, other revenues also included consulting revenues; certain contractual revenues associated with forfeited deposits; and the recognition of deferred revenue upon either the completion of the earn-out period, the removal of our continuing obligation under such agreements, maintenance revenues related to our

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applications or the recognition of contractually guaranteed minimum revenues. Contractual revenues were recognized in 2000 when our further contractual obligations and all uncertainties related to performance were resolved. Consulting revenues were generally short-term contracts under which revenue was recognized on a time and materials basis.

Media Restoration Services

      Media Restoration and Migration Services consist of services provided by our VidiPax subsidiary to restore and upgrade old or damaged archives of traditional media. The Company recognizes revenues as services are rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

4.     Special Charges

      In 2001, the Company undertook a series of operational restructurings and facilities consolidations. The Company assessed each product and service offering and the costs related to each in making the determination to cease providing, or otherwise change the level of support the Company would provide for these offerings. The Company determined that it was not feasible to continue to provide or support digital media consulting services, certain digital media applications and the Alive e-show platform in 2001. Additionally, the decision was made to decrease the level of emphasis placed on video encoding activities. This decision was made as a response to the decreased demand for such services, which started in the third quarter of 2000 and continued into the first quarter of 2001, at which time the Company determined that no further resources would be provided to support video encoding in our Seattle facility. In the second quarter of 2001, the Company terminated approximately 45% of its workforce. That reduction in force created excess facilities, resulting in the development of facilities consolidation plans. These plans of consolidation generated additional special charges for rent accruals as well as tenant improvement impairments throughout the remainder of 2001. The continued economic conditions surrounding our digital media services led to other impairment charges related to the valuation of our assets acquired from DiscoverMusic, in the third quarter of 2001. In the fourth quarter of 2001, the Company performed an analysis of all long-lived assets in accordance with its accounting policies (See Note 2), and determined that certain of these assets were impaired. Impairment charges were then recorded as appropriate. As a result of these actions and other economic conditions, the Company recorded special charges of $37.3 million in 2001. These charges are summarized in the table following:

	2001	2000

	(In thousands)
Intangible and other asset impairments	$21,356	$—
Property and equipment write-downs	6,534	453
Facilities related charges and other	6,194	184
Employee severance	3,177	310

	$37,261	$947

      Intangible and other impairments. The Company recorded impairments of $21.4 million in 2001 related to intangibles and other long-term assets. There were no such charges recorded in 2000. The Company decided in 2001 to focus on areas of business that it believed had a near-term opportunity to drive increases in revenue. This decision led to certain acquisitions described in Note 8.

      This refocusing of the business led to the decision to cease supporting certain digital media applications and the Alive technology platform in the first quarter of 2001. The goodwill previously recognized associated with the Alive.com acquisition and certain other digital applications were impaired and, as each of these assets had no determinable cash flows associated with them, and no discernible fair market value, the remaining

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unamortized balances, totaling $10.6 million were written off. In the third and fourth quarters of 2001, the Company reassessed the remaining Alive intangibles and recorded additional impairment charges of $180,000 and $117,000, respectively. The Company previously had capitalized the cost of warrants issued to a strategic partner. In the first quarter of 2001, the Company terminated this relationship and, accordingly, the Company recorded a charge of $708,000 related to the unamortized portion of the warrants.

      In the fourth quarter of 2001, the Company performed a reassessment of the carrying value of all of the Company’s assets, both tangible and intangible, in conjunction with the corporate forecast for 2002 and beyond. The development of this forecast demonstrated that certain assets related to acquisitions in 2000 and 2001 were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over the estimated useful life of those assets.

      In the fourth quarter of 2001, the Company recorded a charge totaling $5.0 million related to intangible assets acquired from DiscoverMusic in March 2001. Increased competition, including pricing pressures and the continued economic downturn caused the Company to lower its initial projections for the business and subsequently write-down the value originally assigned to the acquired customer list and other acquired intangibles. The Company does not expect to fully recover the current carrying value of the assets in the near term, resulting in the impairment. The assets were written down to estimated current cost to replace, which the Company believes is a reliable estimate of the fair market value.

      In the fourth quarter of 2001, the Company recorded a charge totaling $3.5 million related to the impairment of various intangibles that were recorded as a result of our online radio transactions. Through December 31, 2001, the Company had not generated significant revenues from radio customers. Current internal projections for online radio-related revenues have been revised and are lower than those projections that existed at the time of the acquisitions. This revision and the general uncertainty of the current economic situation and the advertising market required the Company to perform an assessment of these assets. The projected undiscounted cash flows over the remaining estimated life of two years did not fully support the valuation these assets had on the balance sheet. Accordingly, we retained an outside valuation expert to assess the fair market value of these assets. The Company used this as the new basis of the intangible assets and recorded the difference between the current carrying value and the assessed fair market value to special charges.

      The Company also recorded a charge totaling $1.2 million in the fourth quarter of 2001 related to the impairment of VidiPax goodwill. VidiPax currently generates net cash flows from operations, however, the current projected undiscounted cash flows did not fully support the current carrying value of the related goodwill. The Company estimated the fair market value of VidiPax’s long-lived assets and charged the $1.2 million difference between the current carrying value and the estimated fair market value to special charges.

      Property and equipment. The Company recorded special charges of $6.5 million related to property and equipment in the 2001 calendar year. This included charges of approximately $820,000 related to previously capitalized software that the Company abandoned during 2001. The Company determined that due to the acquisition of a music samples platform from DiscoverMusic, the previously capitalized software costs associated with Loudeye’s separately developed music samples platform were redundant and not recoverable. Accordingly, since the code base developed by Loudeye will not be sold or otherwise used, it was determined to have no further value and the remaining unamortized cost, approximately $600,000, was adjusted to zero. The Company also discontinued all sales efforts related to certain digital media applications and terminated the related development efforts. This resulted in a full impairment and a related charge of $250,000.

      As the Company had previously disclosed, its decision in early 2001 to focus on the audio business led to a further review of its video assets. The Company performed a review of the current market prices for similar used equipment and adjusted the remaining value of its video assets down to the estimated net realizable

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value. The Company sold a significant amount of these assets at auction during the quarter ended June 30, 2001, at amounts approximately equal to their adjusted values. Prior to the sale, the Company had ceased depreciation until such time as the assets were actually disposed. The Company also recorded third quarter of 2001 charges of $607,000 related to assets acquired from DiscoverMusic that were abandoned due to obsolescence or otherwise unusable in our restructured business. In conjunction with the consolidated forecast for 2002 and beyond, it became apparent that the projected undiscounted cash flows were not enough to fully-recover the carrying value of our remaining property and equipment (excluding those recently acquired from Activate). The Company then performed an analysis of all remaining property and equipment that had not been recently purchased, to determine the current fair value of those assets, in other than a forced liquidation sale. These analyses, which was substantially generated from valuations provided by used equipment resellers led to charges of $5.1 million in 2001. The Company does not currently expect to record any future property and equipment impairments, as substantially all property and equipment of the Company are now carried at current fair market value. We expect annual depreciation expense to decrease by approximately $2.4 million as a result of these write-downs.

      Facilities related charges and other. As a result of acquisition activity, the de-emphasis of our video encoding operations and the reductions in force that led to excess facilities, our board of directors approved plans of facilities consolidation during the course of 2001. These plans resulted in the closure of the Santa Monica and London offices in early 2001 and the migration from four facilities in Seattle into one facility in late 2001 and early 2002. Accordingly, all unamortized leasehold improvements related to the vacated facilities, totaling $2.1 million, were charged to special charges in 2001. The Company also has accrued for the rental payments it believes will be paid on these abandoned facilities while it seeks a suitable sublessor or negotiate a termination of the lease. Related rent charges of $3.6 million were recorded in 2001, including $2.3 million in the fourth quarter of 2001, reflecting current local real-estate market conditions. As of December 31, 2001, the Company has accrued a liability of $2.9 million in accrued liabilities related to estimated future rental payments. Other charges of approximately $416,000 have been recorded related to impaired investments and other costs. The Company believes that the current reserve on all facilities is adequate to cover rents for the period of time until they are sublet or it negotiates an effective termination. The Company therefore does not foresee additional special charges related to facilities closures.

      The Company expects annual amortization expense in 2002 to decrease by approximately $11.5 million as a result of the impairment charges recorded in 2001.

      Employee severance. The Company paid severance costs of $3.2 million in 2001 related to the termination of a significant number of employees. On a quarterly basis these amounts were $682,000, $1.5 million, $104,000 and $854,000 in the first through fourth quarters of 2001, respectively. The Company announced a 12% reduction in force on March 8, 2002 and currently expects compensation costs savings to total approximately $2.1 million in the remainder of 2002. The severance costs associated with that reduction in force total approximately $1.0 million and will be recorded in the first quarter of 2002.

      Accrued special charges. The following table represents a rollforward of the accrued special charges account. The Company believes that it will ultimately pay all of these accrued charges in cash. There were no significant adjustments to amounts recorded in 2000.

(In thousands)

December 31, 2000	$310
Additional accruals	3,790
Paid in cash	(1,161)

December 31, 2001	$2,939

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2001, the Company announced a cost-savings initiative that resulted in a $947,000 charge in the fourth quarter of 2000. In December 2000, our board of directors approved a plan to shut-down our Santa Monica office and reduce video encoding services which resulted in an impairment to our video encoding equipment as well as existing tenant improvements at our Santa Monica facility which was closed in the first quarter of 2001. This combined non-cash impairment charge of $637,000 was included within the Special Charge line item in the financial statements. The 2000 charge also included approximately $300,000 related to payments to employees terminated in November and December 2000 of which $200,000 were paid in the first quarter of 2001.

5.     Net Loss Per Share

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is antidilutive, which is the case in all periods presented. The Company has excluded the following numbers of shares using this method:

	2001	2000	1999

Options outstanding	8,206,103	5,603,023	4,223,209
Warrants outstanding	140,000	140,000	691,053

Shares excluded	8,346,103	5,743,023	4,914,262

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

      The Company had 87,291 and 267,748 stock options outstanding that had been exercised but which were subject to repurchase at December 31, 2001 and 2000, respectively. The weighted average repurchase price of these options subject to repurchase was $0.31 and $0.33, at December 31, 2001 and 2000, respectively. The impact of these unvested but exercised options has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted earnings per share and basic and diluted pro forma earnings per share.

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share:

	For the Year Ended December 31,

	2001	2000		1999

	Actual	Actual	Pro Forma	Actual	Pro Forma

Weighted average shares outstanding	41,606,726	31,143,841	35,473,506	5,703,655	16,952,948
Weighting of shares subject to repurchase	(177,622)	(1,369,955)	(1,369,955)	(293,148)	(293,148)

Weighted average shares used to calculate basic and diluted earnings per share	41,429,104	29,773,886	34,103,551	5,410,507	16,659,800

6.     Concentration of Risk and Segment Disclosures

      Financial instruments that potentially subject the Company to concentrations of market risk consist of cash and cash equivalents, short-term investments, and long-term obligations. Fair values of cash and cash equivalents and short-term investments approximate cost due to the short period of time to maturity. The fair values of financial instruments that are short-term and/or that have little or no market risk are considered to have a fair value equal to book value. The Company maintains cash and cash equivalents on deposit at various institutions that at times exceed the insured limits by the Federal Deposit Insurance Corporation. This exposes the Company to potential risk of loss in the event the institutions become insolvent. The Company does not use derivative financial instruments; accordingly SFAS No. 133 has no impact on results.

      The Company is exposed to credit risk since it extends credit to its customers. The Company performs initial and ongoing evaluations of its customers’ financial positions, and generally extends credit on open account, requiring collateral as deemed necessary.

      During the three years ended December 31, 2001, the company had sales to certain significant customers, as a percentage of revenues, as follows:

	2001	2000	1999

Customer A	—	19%	—
Customer B	—	10%	11%
Customer C	—	—	13%
Customer D	17%	—	—

	17%	29%	24%

      At December 31, 2001, one customer represented approximately 10.5% of outstanding accounts receivable.

      The Company operates in two business segments, digital media services and media restoration services, for which the Company receives revenues from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s Executive Team (CET) that is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, and certain of its Vice Presidents. The CET reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services for purposes of making decisions and assessing financial performance. The following table provides information about the Company’s segments. There were no segments in 1999.

	Year Ended December 31, 2001			Year Ended December 31, 2000

	Digital			Digital
	Media	Media		Media	Media
	Services	Restoration	Consolidated	Services	Restoration	Consolidated

	(In thousands)
Revenues	$7,713	$2,675	$10,388	$10,688	$849	$11,537
Gross margin	(3,872)	1,523	(2,349)	(1,294)	443	(851)
Net loss	(76,235)	(161)	(76,396)	(39,291)	(233)	(39,524)
Total assets	$78,781	$2,102	$80,883	$131,110	$1,566	$132,676

7.     Property and Equipment

      Property and equipment are stated at historical cost less accumulated depreciation and any impairment write-downs. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment that is generally three to five years. Property and equipment under construction is capitalized and depreciation commences when the asset is placed in service. Property and equipment consists of the following:

	2001	2000

	(In thousands)
Production and computer equipment	$14,710	$17,103
Furniture, fixtures and equipment	692	729
Leasehold improvements	109	2,668
Software	1,773	1,232
Acc. depreciation and amortization	(9,978)	(5,777)

Property and equipment, net	$7,306	$15,955

      Depreciation and amortization expense related to property and equipment was $7.2 million, $4.6 million and $924,000 for the years ended December 31, 2001, 2000 and 1999, respectively. See Note 4 for the impact of the special charge on future depreciation expense.

8.     Acquisitions, Goodwill, Intangibles and Other Long-Term Assets

      Generally, the Company’s goodwill, intangibles and other assets have resulted from purchase acquisitions, equity transactions or the capitalization of software development costs. The acquisitions described below were both accounted for under the purchase method of accounting.

      Activate.net The Company acquired 100% of the voting interests of Activate.net Corporation (“Activate”) on September 25, 2001. Activate is a Seattle-based company which provides live and on-demand webcasting services for a variety of enterprise business communication needs in all major industry standard formats. Activate had been operated as a majority-owned operating company of CMGi, Inc. The acquisition is expected to provide positive gross margin and operating efficiencies after the facilities consolidation is completed. Activate’s historical operations incorporate many of the services the Company has previously provided either internally or through outsourcing, therefore, the Company does not believe that this results in a segment as defined by SFAS No. 131, rather the results are presented as digital media services in the statements of operations.

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total purchase consideration was $6.6 million, $1.0 million was paid in cash at closing and the Company assumed $2.4 million of liabilities as a part of its working capital. The remaining $3.0 million of the purchase price will be paid in stock or cash in September 2002. The Company may determine the composition of the second closing payment subject to a number of factors, including the market price of Loudeye’s common stock and the ownership level the stock would represent to CMGi. This obligation is presented in the accompanying balance sheet as accrued acquisition consideration. The purchase consideration was as follows:

(In millions)

Liabilities assumed	$2.4
Direct acquisition costs	0.2
Cash paid at closing	1.0
Accrued acquisition consideration	3.0

$6.6

      The Company accounted for the acquisition in accordance with SFAS No. 141. The primary identified intangibles were related to technology in service which has not yet been patented and purchased contracts with firmly committed customer backlog. No purchase price has been assigned to goodwill or in-process research and development. The preliminary purchase price allocation based upon the Company’s estimates was as follows:

(In millions)

Current assets	$2.5
Property and equipment	2.4
Unpatented technology	1.6
Acquired contracts	0.1

$6.6

      The purchase price allocation set forth above is tentative and preliminary and is subject to change in future periods. Amounts allocated to unpatented technology will be amortized over two years, while the amounts allocated to acquired contracts will be amortized over one year.

      DiscoverMusic In March 2001, the Company purchased DiscoverMusic, a Seattle company that is the largest provider of music samples on the Internet. The Company paid $4.6 million in cash, acquisition costs and certain assumed liabilities, net of DiscoverMusic’s cash, and issued 3,677,013 shares of common stock valued at $6.1 million for cash and stock consideration of $10.7 million. As part of the purchase price, the Company placed $1.0 million in cash into an escrow account to pay for certain legal exposures assumed. In conjunction with the settlement of the Intouch litigation described in Note 15, the Company released the remaining portion of the legal escrow fund in March 2002. The total purchase price, including costs of the acquisition and liabilities assumed, of $16.3 million was allocated as follows:

(In millions)

Current assets acquired	$5.2
Property and equipment	1.1
Customer list	7.9
Digital samples archive	2.1

$16.3

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The customer list and digital samples archive acquired are being amortized over three and two years, respectively. In conjunction with its long-lived assets policy, the Company determined that some of the above acquired assets were impaired at December 31, 2001, and accordingly recorded an impairment charge. See Note 4.

      Online Radio Also in 2001, the Company made three other asset acquisitions, primarily related to content and ad insertion technology and online radio technology. These acquisitions are presented in the following table:

	Consideration Paid

	Addition
	Systems	theDial	OnAir	Total

	(In thousands)
Cash	$1,479	$1,511	$726	$3,716
Stock	847	—	693	1,540

Total Purchase price	$2,326	$1,511	$1,419	$5,256

	Allocation of Purchase Price

Fixed Assets	$383	$—	$304	$687
Intangibles	1,943	1,511	1,115	4,569

Total Purchase price	$2,326	$1,511	$1,419	$5,256

      See Note 4 for the impact of the special charge impairment on these assets acquired.

      VidiPax In June 2000, the Company purchased VidiPax, a New York company which performs video media restoration and migration services. The Company paid $1.9 million in cash and issued 68,284 shares of common stock for initial consideration of $3.1 million. Additionally, pursuant to the terms of the agreement, the Company was required to make certain additional payments to the selling shareholder based upon the resolution of certain contingencies. In June 2001, those contingencies were resolved, resulting in an additional 2,189,111 shares being issued valued at approximately $3.2 million.

      The total purchase price, including costs of the acquisition, of $6.3 million was allocated as follows:

(In thousands)

Goodwill	$3,657
Tradename	685
Customer list	1,524
Acquired technology and workforce	457

Total purchase price	$6,323

      All goodwill and identified intangibles associated with the acquisition are being amortized over three years, while the second closing payment was recorded as additional goodwill and is being amortized over the remaining two years. The amortization of goodwill ceased at December 31, 2001 due to the implementation of SFAS No. 142. At December 31, 2001, the Company performed an analysis of the carrying value of all of its long-lived assets, and determined that a portion of the above assets were impaired. Accordingly, an impairment charge of $1.2 million was recorded in 2001.

      Alive.com On December 14, 1999, the Company issued 2,508,848 shares of common stock and 91,181 options to purchase all of the shares of Alive.com, Inc. common stock. The deemed fair value of the common stock and options issued in the acquisition was approximately $18.7 million. The Company also incurred acquisition costs and assumed net liabilities totaling $374,000, for a total purchase price of approximately

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$19.0 million. Substantially all of the purchase price was allocated to goodwill, work force in-place and acquired technology, all of which are being amortized on a straight-line basis over estimated useful lives of three years.

      The following table presents the purchase price and excess purchase price associated with the acquisition of Alive.com.

(In thousands)

Value of common stock and common stock options issued	$18,664
Net liabilities assumed and transaction costs	390

Excess purchase price	$19,054

      The following table presents the unaudited pro forma results assuming that the Company had acquired Alive and Activate at the beginning of fiscal year 1999.

	2000	1999

	(In thousands)
	[unaudited]
Total revenues	$19,252	$4,696
Net loss to common stockholders	(86,731)	(45,092)
Basic and diluted net loss per share	$(2.54)	$(5.76)

      Subsequent to the impairment charges in 2001 (see Note 4) the Company had the following goodwill, intangibles and other long-term assets at December 31, 2001.

		Accumulated	Net Book	Estimated
	Gross Asset	Amortization	Value	Useful Life

	(In thousands)
Identified intangibles — VidiPax acquisition	$2,666	$(1,370)	$1,296	3 years
Goodwill — VidiPax acquisition	2,568	(1,258)	1,310	3 years
Intangibles — DiscoverMusic acquisition	2,129	—	2,129	1 - 3 years
Intangibles — Activate acquisition	1,745	(218)	1,527	1 - 2 years
Other long-term assets	1,061	(77)	984	various
Note receivable — related party	1,000	—	1,000
Intangibles — Online radio acquisitions	421	—	421	3 years

	$11,590	$(2,923)	$8,667

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth information related to the Company’s intangibles and other assets at December 31, 2000:

		Accumulated	Net Book
	Gross Asset	Amortization	Value

	(In thousands)
Goodwill — acquisition of Alive.com	$14,424	$(5,013)	$9,411
Other identified intangibles — Alive.com	4,630	(1,637)	2,993
Other identified intangibles — VidiPax	2,666	(481)	2,185
Acquisition goodwill — VidiPax	457	(83)	374
Capitalized software development costs	1,304	(119)	1,185
Partner acquisition costs — warrants	1,146	(375)	771
Other long-term assets	561	(61)	500

	$25,188	$(7,769)	$17,419

9.     Long-Term Debt, Commitments and Contingencies

      On August 22, 2001, the Company entered into a credit agreement (the “Credit Agreement”) with a bank providing for a revolving credit facility (“Revolving Facility”) and letters of credit aggregating up to $15.0 million to be used for working capital and general corporate needs, and to refinance existing long-term debt. On October 25, 2001, the Credit Agreement was amended to increase the principal sum to $19.0 million. Obligations under the Credit Agreement are collateralized by a security interest in short-term investments and cash equivalents with a value of at least $30.0 million. The Revolving Facility requires monthly payments of interest only until maturity on July 31, 2003. On July 31, 2002, the Company has an option to extend the maturity date to July 31, 2004, provided that the Company is not in default under the Credit Agreement. At December 31, 2001, $19.0 million was outstanding under the Revolving Facility. Approximately $8.0 million of the proceeds were utilized to pay off an existing line of credit and term loan facility with another bank.

      Loans under the Revolving Facility bear interest, at the Company’s option, at the bank’s prime rate, or the London Interbank Offered Rate (“LIBOR”) plus 100 basis points. The interest rates were 2.93% in 2001. The interest rates will be adjusted after the LIBOR term to reflect the LIBOR rate in effect at that time.

      The Company also has a credit facility that provided advances for the purchase of capital equipment. Advances under the equipment loan are payable in 36 equal monthly installments from inception date and are secured by assets financed under the agreement. As of December 31, 2001, approximately $753,000 was outstanding under this equipment facility, which does not allow for prepayment without penalty. The notes payable bear interest at rates ranging from 8.57% to 9.65%, with various maturity dates through February 2003. A fee equal to 15% of the principal balance is due with the final payment of each advance. That additional fee is accrued on a monthly basis and is included in other accrued expenses and interest expense over the term of the loan.

      In connection with the acquisition of Activate in September 2001, the Company assumed the balance of a promissory note between Activate and the landlord of the Company’s primary office facility. As of December 31, 2001, approximately $272,000 was outstanding under the promissory note. The promissory note bears interest at Prime rate (4.75% at December 31, 2001), and is secured by a letter of credit in the amount of $285,000. Principal and interest is payable monthly and the remaining principal is due on November 30, 2005.

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001, maturities of long-term debt are as follows:

(In thousands)

2002	$804
2003	19,084
2004	68
2005	69

20,025
Less: current maturities	(804)

Total	$19,221

     Capital Lease Obligations

      In March 2001, in connection with the acquisition of DiscoverMusic, the Company assumed master lease agreements with two finance companies for the lease of certain property and equipment. Borrowings under the lease agreements have individual terms of 36 months and bear interest ranging from 7.56% to 9.25% and are collateralized by the assets purchased. The leases expire at various dates ranging from April 2002 through February 2004. As of December 31, 2001, approximately $476,000 was outstanding under the leases. These leases do not allow for prepayment without penalty.

      In December 2001, the Company entered into a master lease agreement for the lease of certain equipment and costs associated with the relocation of our data centers into one facility. The lease agreement is for a period of 24 months, bears interest at 7.25% and is collateralized by a letter of credit in the amount of approximately $368,000. As of December 31, 2001, approximately $368,000 was outstanding under the lease.

      The Company also maintains other various capital leases with outstanding balances totaling approximately $31,000 at December 31, 2001.

      As of December 31, 2001, future minimum payments under capital leases are as follows:

(In thousands)

2002	$608
2003	319

927
Amount representing interest	(52)

875
Less: current portion	(564)

Total	$311

Operating Leases

      The Company leases its facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through August 2005 and generally provide that the Company pay taxes, insurance, maintenance and other operating costs related to the leased assets.

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments under operating leases as of December 31, 2001 are as follows:

(In thousands)

2002	$3,791
2003	3,784
2004	3,593
2005	2,022

Total	$13,190

      Rent expense under operating leases totaled approximately $2.8 million, $1.8 million and $267,000 during 2001, 2000 and 1999, respectively. Approximately $600,000 of the 2001 rent expense is included within the special charge, as it related to that portion of rent for facilities which had been vacated under the Company’s plans of consolidation. The Company is also required to make royalty payments to the music companies based upon the amount of revenues the Company generates from the music samples service. Amounts paid under such agreements are included in cost of revenues and to date have not been material.

Legal Proceedings

      Between July 26, 2001 and August 30, 2001, several substantially similar class action complaints were filed in the United States District Court for the Southern District of New York against us and certain of our present and former officers and directors, as well as against certain underwriters who handled our March 15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased our common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by our underwriters in connection with the our initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The allegations set forth in these complaints are substantially similar to those made in class actions filed against over 300 other companies that issued securities within the past three years. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. The individual defendants and we have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering.

      The Company believes that the individual defendants and we have meritorious defenses to the claims made in the complaint and we intend to defend the actions vigorously. However, there can be no assurance that we will be successful on our defenses or in our assertion of indemnification, and an adverse resolution of the lawsuit could have a material adverse affect on our financial position and results of operation in the period in which the lawsuit is resolved. We are not presently able to reasonably estimate potential losses, if any, related to the lawsuit, although we do not believe it will have a material adverse impact on our financial condition or results of operations.

      On May 8, 2001, the Company filed an arbitration demand with the American Arbitration Association (“AAA”) against Valley Media, Inc (“Valley”). The Company alleges that Valley is liable for substantial damages for material breaches of a Services Agreement between the companies dated as of December 17, 1999, in which Valley made representations and warranties and agreed to perform certain obligations to facilitate the creation of a venture to create and market an Internet music clip streaming service. The Company provided notice of its intent to terminate that agreement by letter dated February 6, 2001, and that termination was effective 30 days thereafter. The Company has also alleged claims for misrepresentation, fraud, unjust enrichment and promissory estoppel. Valley has filed an answer in which it denies liability, and

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asserts counterclaims for breach of contract, conversion, and declaratory relief. The arbitration was stayed by Valley’s filing of a petition in bankruptcy, and the company intends to pursue a claim in the bankruptcy proceedings.

      The Company is subject to legal proceedings and claims that arise in the ordinary course of business. As of December 31, 2001, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

10.     Income Taxes

      Income taxes are accounted for under the liability method. The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and tax carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits that, more likely than not based on current circumstances, are not expected to be realized.

      At December 31, 2001, the Company had net operating loss carryforwards of approximately $99.2 million related to Federal and state jurisdictions. Utilization of net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. These carryforwards will begin to expire in 2018. The Company did not provide any current or deferred Federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception, and has provided full valuation allowances on deferred tax assets because of uncertainty regarding their realizability. The valuation allowance increased by $24.3 million, $11.2 million and $3.7 million in 2001, 2000 and 1999, respectively. Deferred taxes consist primarily of net operating loss carryforwards and timing differences for customer deposits, allowances, stock-compensation expense and the difference between book and tax depreciation.

      The difference between the statutory tax rate of 35% (34% federal and 1% state, net of federal benefits) and the tax benefit of zero recorded by the Company is primarily due to the Company’s full valuation allowance against its net deferred tax assets.

      The components of the deferred tax assets and liabilities were as follows:

	December 31,

	2001	2000	1999

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$34,731	$11,784	$3,724
Other	4,871	3,562	439

Total net deferred tax assets	39,602	15,346	4,163
Valuation allowance	(39,602)	(15,346)	(4,163)

Total	$—	$—	$—

11.     Stockholders’ Equity

      The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of undesignated preferred stock, $0.001 par value.

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

      The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available for that purpose. To date the Company has not declared any dividends on its common stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. At December 31, 2001, the Company had approximately 140,000 warrants outstanding with exercise prices ranging from $3.50 to $10.00.

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

Shares Reserved for Future Issuance

      The following shares of common stock have been reserved for future issuance as of December 31, 2001:

Employee stock option plans	10,606,569
2000 Director stock option plan	250,000
2000 Employee stock purchase plan	131,081
Common stock warrants	140,000

11,127,650

12.     Employee Benefit Plans

1998 Stock Option Plan

      Under the Company’s 1998 Stock Option Plan, the board of directors and any of its committees may grant to employees, consultants and directors options to purchase the Company’s common stock at terms and prices determined by the board of directors. Incentive stock options may be granted to employees at a price set by the plan administrator. Options under this plan may generally be exercised after six months of employment, and within 10 years of the date of grant, whether or not fully vested, or within three months of termination of employment, and typically vest over 4.5 years. Unvested shares issued are subject to repurchase upon termination of service at the original exercise price. The Plan provides for the issuance of options to purchase up to 4,660,000 shares of the Company’s stock. The Company accounts for the Plan under APB No. 25.

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Stock Option Plan

      In December 1999 the board of directors approved the creation of the 2000 Stock Option Plan. This plan provides for the grant of incentive stock options to employees, including employee directors, and of nonstatutory stock options to employees, directors and consultants. The 2000 plan provides for the issuance of options to purchase up to 2,500,000 shares of the Company’s common stock, plus an automatic annual increase on the first day of each of the fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 equal to the lesser of 5% of our outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as our Board determines. Options granted prior to the March 2000 initial public offering may be exercised whether or not fully vested. Unvested shares issued are subject to repurchase upon termination of service at the original exercise price.

2000 Directors Stock Option Plan

      In December 1999 the board of directors approved the creation of the 2000 Directors’ Stock Option Plan. Under the plan 250,000 shares of common stock has been reserved for issuance. This plan provides for the grant of nonstatutory stock options to the Company’s nonemployee directors.

2000 Employee Stock Option Plan

      In November 2000 the board of directors approved the creation of the 2000 Employee Stock Option Plan. Under the plan 800,000 shares of common stock were reserved for issuance. This plan provides for the grant of nonstatutory stock options to Company employees and consultants.

2000 Employee Stock Purchase Plan

      In December 1999, the board of directors approved the creation of the 2000 Employee Stock Purchase Plan (ESPP). A total of 200,000 shares of common stock have been reserved for issuance under the ESPP, with the number of shares reserved for issuance under the ESPP subject to an automatic annual increase on the first day of each of the fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 equal to the lesser of 0.75% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as the board of directors determines. The increase for 2001 was 275,175 shares, and a total of 344,094 shares have been issued under the Plan.

401(k) Plan

      The Company has a 401(k) plan covering our full-time employees over age twenty-one. Employees are eligible after three months employment. Under the 401(k) plan, employees may elect to reduce their current compensation by up to 20% up to the statutorily prescribed annual limit ($11,000 in 2002) and to have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan permits, but does not require, Company matching contributions to our 401(k) plan on behalf of all participants in the 401(k) plan. The Company expensed a contribution of $94,000 in 2001 that was contributed to the plan participants’ accounts in March 2002. No expense was incurred in 2000 or 1999.

      The Company accounts for stock options in accordance with APB No. 25. Under APB No. 25, the Company records compensation expense over the vesting period for the difference between the exercise price and the deemed fair market value for financial reporting purposes of stock options granted. The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation expense been recognized on stock options issuance based on the fair value of the options at the date of grant and recognized over the vesting period, the Company’s net loss would have been increased to the pro forma amounts indicated below.

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2001	2000	1999

	(In thousands)
Net loss to common shareholders:
As reported	$(76,396)	$(39,524)	$(25,023)
Pro forma	(77,260)	(44,672)	(25,396)
Basic and diluted net loss per share:
As reported	$(1.84)	$(1.33)	$(4.62)
Pro forma	$(1.86)	$(1.50)	$(4.69)

      To determine compensation expense under SFAS No. 123, the Company used the following assumptions:

      • Risk-free interest rates of 4.0% to 5.71%

      • Expected lives of 5 years

      • Expected dividend yields of 0%

      • Expected volatility of 0% to 75%

      Option activity under the plans was as follows:

			Weighted Average
			Grant Date	Weighted Average
		Number	Fair Value	Exercise Price

Outstanding,	December 31, 1998	1,295,500		0.07
	Granted	4,387,431	2.15	0.98
	Exercised	(879,409)		0.22
	Cancelled	(580,313)		0.16

Outstanding,	December 31, 1999	4,223,209		0.97
	Granted equal to market value	4,127,847	5.46	7.28
	Granted less than market value	140,000	6.60	7.03
	Exercised	(1,031,869)		0.32
	Cancelled	(1,856,164)		4.79

Outstanding,	December 31, 2000	5,603,023		4.64
	Granted	7,996,606	0.97	1.11
	Exercised	(257,093)		0.48
	Cancelled	(5,136,433)		4.36

Outstanding,	December 31, 2001	8,206,103		1.51

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following information is provided for options outstanding and exercisable at December 31, 2001:

	Outstanding			Exercisable

			Weighted Average
		Weighted Average	Remaining		Weighted Average
Range	Number	Exercise Price	Contractual Life	Number	Exercise Price

$ 0.06 – $ 0.50	1,938,934	$0.43	9.14	1,332,434	$0.40
$ 0.51 – $ 1.06	1,775,524	0.87	8.86	418,944	0.77
$1.094 – $ 1.20	1,895,536	1.13	9.25	318,251	1.13
$ 1.21 – $ 3.00	2,419,776	2.17	9.10	1,115,460	2.58
$3.875 – $19.75	176,333	14.85	8.45	44,853	14.87

	8,206,103	$1.51	9.08	3,229,942	$1.47

      Included in the exercised options outstanding are 87,291 shares subject to repurchase under provisions of the stock option plans at a weighted average exercise price of $0.31.

13.     Stock-Based Compensation

      The Company records deferred stock compensation for the difference between the exercise price of stock options granted and the deemed fair market value or the price of the Company’s common shares as traded on the NASDAQ exchange at the date of grant. The deferred compensation is amortized over the vesting period of the related options, which is generally four and one-half years. Through December 31, 2001, $10.9 million had been recorded as deferred stock compensation.

      During the year ended December 31, 2001, the Company recorded $359,000 of stock-based compensation. Stock-based compensation for the year ended December 31, 2000 consisted of $4.5 million in amortization of deferred stock compensation, related to stock options previously granted below deemed fair market value, $1.3 million in compensation expense related to the variable accounting treatment and the subsequent termination in the third quarter of 2000 of our consultant options, a charge of $400,000 related to the acceleration of options and $820,000 in credits related to the reversal of previously amortized deferred stock compensation due to option cancellations. In the fourth quarter of 2000, we accelerated the vesting of approximately 660,000 options that resulted in a charge of approximately $400,000 to stock-based compensation. Approximately $883,000 remains in unamortized deferred stock compensation, of which approximately $600,000 is expected to be amortized in 2002. Stock based compensation in 1999 of $1.6 million was related to the amortization of stock options granted below the deemed fair market value of our common stock at the time of grant.

      In July 2001, the Company exchanged 1,083,250 employee options with an exercise price greater than $4.30 for 812,443 new options with an exercise price of $1.21. These new options are accounted for as variable options; however since the exchange, the Company’s stock price has declined in value, and no stock-based compensation charges have been generated.

      The Company records stock-based compensation charges as a separate component of operating expenses. That amount represents the consulting expenses, amortization of stock options granted below fair market

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value, the charges for acceleration of options and amounts paid under rescission. These amounts can be allocated to the other expense categories in the accompanying statements of operations as follows:

	2001	2000	1999

	(In thousands)
Production (cost of sales)	$30	$456	$202
Research and development	19	283	126
Sales and marketing	50	749	333
General and administrative	260	3,921	893

	$359	$5,409	$1,554

14.     Related Party Transactions

      On September 1, 1998, the Company entered into a five-year lease agreement with the Company’s founder, largest shareholder and former Chairman of the Board, Martin Tobias, and his wife, Alex Tobias (the “Tobias’s”). The monthly rental payments were approximately $10,000 per month. Total payments were approximately $120,000 during each of the three years ended December 31, 2001. In connection with the Company’s facilities consolidation plan, the Company terminated this lease effective February 28, 2002, and made an early termination payment of $72,000.

      On October 26, 2001, the Company entered into an agreement with the Tobias’s, pursuant to which Loudeye purchased four million shares of Loudeye common stock from the Tobias’s for $2.0 million, or $0.50 per share, and also entered into a comprehensive agreement with the Tobias’s, including the extension of a $2.0 million secured line of credit to the Tobias’s (“the Loan”). The Tobias’s had previously entered into a loan agreement with City National Bank to borrow a principal amount of $3.0 million. The Company secured $2.5 million of the principal amount with a letter of credit. The $2.0 million payment due to Mr. Tobias from the Company for the common stock was paid directly to City National Bank to reduce the current outstanding principal balance to $500,000. The new credit line is collateralized by liens on certain real property assets owned by Mr. Tobias, as well as all his remaining 4.6 million Loudeye shares. Under the terms of the agreement, the collateral shares will be restricted from public market sale, without Loudeye’s consent, until the later of January 31, 2003, or the full repayment of the credit facility. The credit line matures June 30, 2003. As of December 31, 2001, the Company had extended loans of $1.0 million under the credit line, which is presented in intangibles and other long-term assets in the accompanying balance sheets. The Company extended an additional $350,000 under the credit facility in 2002. As part of the agreement, Mr. Tobias granted the Board of Directors of the Company an irrevocable proxy to vote the remaining shares of Common Stock owned by Mr. Tobias at any stockholders’ meeting. The proxy terminates on the later of January 31, 2003 or the repayment of the Loan. In addition, as part of the agreement, Mr. Tobias resigned from the Company’s Board of Directors. The agreement also permits Mr. Tobias to establish a program for sales of his shares consistent with Rule 10b5-1 under the Securities Exchange Act of 1934 and with Rule 144 under the Securities Act of 1933, so long as the minimum per share sales price of the shares under such plan equals or exceeds $1.25. The Company has also agreed to exercise reasonable efforts to identify and to assist Mr. Tobias in identifying a private buyer for some or all of Mr. Tobias’s shares, on terms acceptable to Mr. Tobias.

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

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock for the trailing 30 trading days or (y) 95% of the closing bid price of the Company’s common stock on the last trading day of the quarter. This right expires on the earlier of (i) three business days following June 30, 2003, (ii) repayment in full of the Loan or (iii) such time as Mr. Tobias ceases to be the beneficial or record owner of any shares of the Company’s common stock.

      On June 14, 2000, the Company entered into a five-year lease agreement with a company whose president and sole shareholder was a vice president of the Company. The monthly rental payments are approximately $25,000 per month, with scheduled annual increases throughout the term of the lease. Total payments during the years ended December 31, 2001 and 2000 were approximately $362,000 and $163,000, respectively. This vice president resigned in June 2001.

15.     Subsequent Events

      In connection with the acquisition of DiscoverMusic.com, Inc. Loudeye assumed certain liabilities and contingencies, including a patent infringement law suit filed on March 31, 2000 by Intouch Group, Inc. (“InTouch”), a California corporation, against Amazon.com, Inc., a Delaware corporation, Liquid Audio, Inc., a Delaware corporation, Listen.com, Inc., a California corporation, Entertaindom LLC, a Delaware corporation, and DiscoverMusic.com, Inc. On February 6, 2002, the Company executed an agreement with Intouch to settle all disputes, the settlement amount was immaterial to the financial statements presented herein. Pursuant to this agreement, Intouch released all claims against Loudeye Technologies, Loudeye Samples Services, Inc., and DiscoverMusic.com, and granted a license under Intouch’s patents that extends to all customers of Loudeye’s sample services customers to the extent that the customers are operating in connection with Loudeye. Through their attorneys, Loudeye and Intouch have stipulated to a dismissal of their claims in the action.

(Unaudited)

      On March 8, 2002, the Company announced a realignment of management and operations following the completion of the Activate consolidation. This reduction in force of approximately 12% is expected to result in salaries and benefits savings of $2.7 million annually and cost an additional $750,000 to $1.0 million in related severance and outplacement services.

16.     Quarterly Financial Information (Unaudited)

      The following table sets forth certain unaudited quarterly statement of operations data for the eight quarters ended December 31, 2001. In the opinion of management, this information has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with our

LOUDEYE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three-Month Periods Ended

	Dec. 31,	Sep. 30,	June 30,	March 31,	Dec. 31,	Sep. 30,	June 30,	March 31,
	2001	2001	2001	2001	2000	2000	2000	2000

	(In thousands, except per share amounts)
REVENUES	$3,285	$2,498	$2,676	$1,929	$3,918	$3,418	$2,552	$1,649
COST OF REVENUES	4,189	2,738	2,539	3,271	3,775	3,396	3,047	2,170
OPERATING EXPENSES:
Research and development	1,851	2,459	2,739	2,670	1,875	1,816	1,780	1,313
Sales and marketing	2,068	2,001	2,728	2,612	3,697	3,920	4,228	2,776
General and administrative	3,392	2,508	2,452	2,750	2,531	2,016	1,881	1,651
Amortization of intangibles and other assets	2,232	2,131	1,582	2,228	2,113	2,051	1,826	1,703
Stock-based compensation	148	313	(995)	893	1,007	1,035	228	3,139

	9,691	9,412	8,506	11,153	11,223	10,838	9,943	10,582
Special Charges	16,799	2,721	3,118	14,623	947	—	—	—

OPERATING LOSS	(27,394)	(12,373)	(11,487)	(27,118)	(12,027)	(10,816)	(10,438)	(11,103)
OTHER, NET	188	364	504	920	1,359	1,361	1,559	581

NET LOSS	$(27,206)	$(12,009)	$(10,983)	$(26,198)	$(10,668)	$(9,455)	$(8,879)	$(10,522)

EARNINGS PER SHARE — BASIC AND DILUTED	$(0.65)	$(0.27)	$(0.26)	$(0.68)	$(0.30)	$(0.27)	$(0.25)	$(0.84)

(1)	Earnings per share is computed independently for each of the periods presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total amount for the year. See Note 5 for an explanation of the determination of the number of weighted average shares used to compute pro forma net loss per share amounts.

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10     Directors and Executive Officers of the Registrant

      The information required by this Item is contained in part in the sections captioned “Board of Directors-Nominees for Director,” “Board of Directors — Continuing Directors Not Standing for Election This Year,” “Board of Directors — Contractual Arrangements,” “Executive Officers” and “Voting Securities and Principal Holders-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for Loudeye’s Annual Meeting of Shareholders scheduled to be held on May 23, 2002 and such information is incorporated herein by reference.

Item 11     Executive Compensation

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Compensation and Benefits” of the Proxy Statement for Loudeye’s Annual Meeting of Shareholders scheduled to be held on May 23, 2002.

Item 12     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the information contained in the sections captioned “Voting Securities and Principal Holders” of the Proxy Statement for Loudeye’s Annual Meeting of Shareholders scheduled to be held on May 23, 2002.

Item 13     Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders — Certain Transactions” of the Proxy Statement for Loudeye’s Annual Meeting of Shareholders scheduled to be held on May 23, 2002.

PART IV

Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of Form 10-K

      1.     Financial Statements:

      The following financial statements of Loudeye are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8:

Index to Consolidated Financial Statements
Report of Independent Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Schedules Supporting Financial Statements:

      Report of Independent Public Accountants on Schedule

      Schedule II — Valuation and Qualifying Accounts

      3.     Exhibits:

2.1(1)		Agreement and Plan of Reorganization dated November 19, 1999 between Loudeye Technologies, Inc. and Alive.com, Inc.
2.2(5)		Agreement and Plan of Merger among Loudeye Technologies, Inc., DiscoverMusic.com, Inc. and Santa Acquisition, Inc. dated January 30, 2001.
3.1(1)		Fifth Amended and Restated Certificate of Incorporation of Loudeye Technologies, Inc.
3.2(1)		Form of Amended and Restated Certificate of Incorporation of Loudeye Technologies, Inc.
3.4		Amended Bylaws of Loudeye Technologies, Inc. dated January 18, 2002 (filed herewith).
4.1(1)		Form of Loudeye Technologies, Inc. common stock certificate.
10.1(1)		Form of Indemnification Agreement between Loudeye Technologies, Inc. and each of its officers and directors.
10.2(1)		1998 Stock Option Plan, as amended.
10.3(1)		Alive.com, Inc. 1998 Stock Option Plan.
10.4(1)		2000 Stock Option Plan.
10.5(1)		2000 Director Stock Option Plan.
10.6(1)		2000 Employee Stock Purchase Plan.
10.7(1)		Amended and Restated Investors’ Rights Agreement dated December 14, 1999 among Loudeye Technologies, Inc. and certain holders of our preferred stock.
10.8(1)		Lease Agreement dated August 10, 1999 between Loudeye Technologies, Inc. and Times Square Building L.L.C. for offices at Times Square Building, 414 Olive Way, Suite 300, Seattle, Washington.
10.9(1)		Lease Agreement dated September 1, 1998 between Loudeye Technologies, Inc. and Martin Tobias for offices at 3406 E. Union Street, Seattle, Washington.
10.10(1)		Lease Agreement dated October 28, 1999 between Loudeye Technologies, Inc. and Westlake Park Associates for offices at Centennial Building, 1904 Fourth Avenue, Seattle, Washington.
10.11(1)		Lease Agreement dated November 9, 1999 between Loudeye Technologies, Inc. and Downtown Entertainment Associates, LP for offices at 1424 Second Street, Santa Monica, California.
10.12(1)		Loan and Security Agreement with Dominion Venture Finance L.L.C. dated June 15, 1999 between Loudeye Technologies, Inc. and Dominion Venture Finance L.L.C.
10.13(1)		Offer Letter to Douglas Schulze dated August 30, 1999.
10.14(1)		Offer Letter to James Van Kerkhove dated November 5, 1999.
10.15(1)		Offer Letter to David Weld dated December 2, 1999.
10.16(1)		Services Agreement between Loudeye Technologies, Inc. and Akamai Technologies, Inc. dated as of February 15, 2000.
10.17(2)		Amended and Restated Loan and Security Agreement between Imperial Bank and Loudeye Technologies, Inc. dated May 17, 2000.
10.18(2)		Amended and Restated Services Agreement between Valley Media, Inc. and Loudeye Technologies, Inc. dated April 2000.
10.19(2)		Stock Purchase Agreement dated as of June 14, 2000 by and among Loudeye Technologies, Inc., Vidipax, Inc. and James Lindner.
10.20(2)		First Amendment of Office Lease Agreement dated April 3, 2000 between Times Square Building L.L.C. and Loudeye Technologies, Inc.
10.21(2)		Second Amendment of Office Lease Agreement dated May 1, 2000 between Times Square Building L.L.C. and Loudeye Technologies, Inc.
10.22(2)		Lease Agreement dated June 14, 2000 between Brown Bear Realty Corporation and Loudeye Technologies, Inc.
10.23	†(3)	Volume Purchase Order dated July 19, 2000 by and between MusicBank and Loudeye Technologies, Inc.
10.24(6)		Offer Letter to Todd Hinders dated December 15, 2000.

10.25(4)		Underlease Agreement and Agreement to Lease dated December 21, 2000 between WCRS Limited and Loudeye Technologies, Inc.
10.26	†(4)	Encoding Services and Compact Disc Purchase Agreement between XM Satellite Radio, Inc., and Loudeye Technologies, Inc., dated August 25, 2000.
10.27	†(4)	First Addendum to Encoding Services and Compact Disc Purchase Agreement between XM Satellite Radio, Inc., and Loudeye Technologies, Inc., dated October 10, 2000.
10.28(6)		2000 Employee Stock Option Plan as amended March 5, 2001.
10.29(6)		Offer Letter to John Baker dated February 23, 2001.
10.30(6)		Offer Letter to Joel McConaughy dated March 14, 2001.
10.31(6)		Offer Letter to John Shaw dated April 4, 2001.
10.32(5)		Registration Rights Agreement among Loudeye Technologies, Inc. and the former stockholders of DiscoverMusic.
10.33(7)		Credit Agreement between US Bank National Association and Loudeye Technologies, Inc., dated as of August 22, 2001.
10.34(7)		First Amendment to Credit Agreement between US Bank National Association and Loudeye Technologies, Inc., dated as of October 25, 2001.
10.35		Amended and Restated Credit Agreement between Loudeye Technologies, Inc. as Lender, Martin Tobias as Borrower and Alex Tobias and 55 Bell Street Properties, LLC, a Washington limited liability company as Additional Parties dated as of November 30, 2001 (filed herewith).
21.1		Subsidiaries of Loudeye Technologies, Inc. (filed herewith).
23.1		Consent of Arthur Andersen LLP (filed herewith).
24.1		Powers of Attorney of Board of Directors (see Form 10-K).

†	Confidential treatment has been requested as to certain portions of this Exhibit.

(1)	Incorporated by reference to Loudeye Technologies, Inc.’s registration statement on Form S-1 file number 333-93361.

(2)	Incorporated by reference to Loudeye Technologies, Inc.’s Form 10-Q, for the period ending June 30, 2000.

(3)	Incorporated by reference to Loudeye Technologies, Inc.’s Form 10-Q, for the period ending September 30, 2000.

(4)	Incorporated by reference to Loudeye Technologies, Inc.’s Form 10-K, for the period ending December 31, 2000.

(5)	Incorporated by reference to Loudeye Technologies, Inc.’s Report on Form 8- K dated March 13, 2001.

(6)	Incorporated by reference to Loudeye Technologies, Inc.’s Form 10-Q, for the period ending March 31, 2001.

(7)	Incorporated by reference to Loudeye Technologies, Inc.’s Form 10-Q, for the period ending September 30, 2001.

(b) Reports on Form 8-K

      On October 30, 2001, we filed a Report on Form 8-K that announced that on October 26, 2001, we closed the purchase of 4,000,000 shares of Loudeye common stock from Martin Tobias and Alex Tobias. Our press release announcing the purchase as well as the purchase agreement were filed as exhibits to the report.

      On December 10, 2001, we filed a Report on Form 8-K/ A that provided the financial statements of Activate.net Corporation required by Item 7(a) of Form 8-K and the pro forma financial information required by Item 7(b) of Form 8-K, which information was excluded from the original filing in reliance upon item 7(a)(4) of Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 26, 2001.

LOUDEYE TECHNOLOGIES, INC.

BY:	/s/ JOHN T. BAKER IV

John T. Baker IV
Chief Executive Officer

POWER OF ATTORNEY

      Each person whose signature appears below hereby constitutes and appoints John T. Baker IV and Bradley A. Berg, and each of them severally, his true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his name and on his behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report on Form 10-K, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN T. BAKER IV John T. Baker IV	Chief Executive Officer (Principal Executive Officer) Chairman and Director	March 26, 2002

/s/ BRADLEY A. BERG Bradley A. Berg	Chief Financial Officer (Principal Financial Officer)	March 26, 2002

/s/ JEROLD J. GOADE, JR. Jerold J. Goade, Jr.	Vice President and Controller (Principal Accounting Officer)	March 26, 2002

/s/ JOHAN LIEDGREN Johan Liedgren	Director	March 26, 2002

/s/ CHARLES P. WAITE Charles P. Waite	Director	March 26, 2002

/s/ ANTHONY J. BAY Anthony J. Bay	Director	March 26, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

      We have audited in accordance with auditing standards, generally accepted in the United States, the financial statements of Loudeye Technologies, Inc. included in this Form 10-K and have issued our report thereon dated February 14, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington

March 26, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Allowance for Doubtful Accounts(1)
Year Ended December 31, 1999	20	183	(16)	187
Year Ended December 31, 2000	187	662	(140)	709
Year Ended December 31, 2001	709	—	(217)	492
Accrued Special Charges(2)
Year Ended December 31, 2000	—	310	—	310
Year Ended December 31, 2001	310	3,790	(1,161)	2,939

(1) Deductions represent writeoffs of specifically identified uncollectible accounts.

(2) Deductions represent amounts paid in cash during the period.