Form 10-Q
period 2002-03-31
LOUDEYE TECHNOLOGIES INC
filed 2002-05-07
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002
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

Yes  [X]     No  [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	39,962,219

(Class)	(Outstanding at April 30, 2002)

Loudeye Technologies, Inc.

Form 10-Q Quarterly Report
For the Quarter Ended March 31, 2002

PART I — FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

LOUDEYE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share amounts)

	Mar. 31,	Dec. 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$28,546	$37,159
Short-term investments	23,754	23,782
Accounts receivable, net of allowances of $259 and $492	2,335	2,200
Prepaid and other current assets	1,141	1,769

Total current assets	55,776	64,910
Property and equipment, net	7,412	7,306
Goodwill, net	1,532	1,310
Intangibles and other long-term assets, net	6,478	7,357

Total assets	$71,198	$80,883

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$1,229	$913
Accrued compensation and benefits	997	1,439
Other accrued expenses	1,269	1,859
Accrued special charges	2,415	2,939
Deposits and deferred revenues	334	639
Current portion of long-term debt	1,446	1,368

Total current liabilities	7,690	9,157
Accrued acquisition consideration	3,000	3,000
Long-term debt, net of current portion	19,582	19,532

Total liabilities	30,272	31,689
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 41,000,000 shares authorized, none outstanding	—	—
Common stock, additional paid-in capital and warrants, $0.001 par value, 100,000,000 shares authorized; 44,506,170 and 40,506,170 issued and outstanding in 2002 and 44,475,174 issued and 40,475,174 outstanding in 2001	191,484	192,627
Deferred stock compensation	(370)	(883)
Accumulated deficit	(150,188)	(142,550)

Total stockholders’ equity	40,926	49,194

Total liabilities and stockholders’ equity	$71,198	$80,883

The accompanying notes are an integral part of these statements.

LOUDEYE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands except share and per share amounts)

	Three Months Ended
	March 31,

	2002	2001

REVENUES	$3,260	$1,929
COST OF REVENUES
Cost of revenues, excluding depreciation	2,410	2,280
Depreciation	835	991

Total cost of revenues	3,245	3,271
Gross margin	15	(1,342)
OPERATING EXPENSES
Research and development	1,290	2,670
Sales and marketing	2,216	2,612
General and administrative	3,475	2,750
Amortization of intangibles and other assets	696	2,228
Stock-based compensation	(656)	893

	7,021	11,153
Special charges	748	14,623

OPERATING LOSS	(7,754)	(27,118)
OTHER INCOME (EXPENSE), net
Interest income	333	1,262
Interest expense	(217)	(342)

Total other income	116	920

Net loss	$(7,638)	$(26,198)

Basic and diluted net loss per share	$(0.19)	$(0.68)

Weighted average shares outstanding
- basic and diluted net loss per share	40,431,732	38,283,453

The accompanying notes are an integral part of these statements.

LOUDEYE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands except share and per share amounts)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(7,638)	$(26,198)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,733	4,191
Special charges and other	20	13,630
Stock-based compensation	(656)	893
Changes in operating assets and liabilities, net of amounts acquired in purchase of business:
Accounts receivable	(135)	2,110
Prepaid expenses and other assets	830	(379)
Accounts payable	316	181
Accrued compensation, benefits and other expenses	(791)	1,344
Accrued special charges	(524)	—
Deposits and deferred revenues	(305)	(480)

Net cash from operating activities	(7,150)	(4,708)
Cash flows from investing activities:
Purchases of property and equipment and other	(915)	(2,060)
Cash paid for acquisition of business and technology, net	—	(4,219)
Sales (purchases) of short-term investments, net	28	6,605

Net cash from investing activities	(887)	326
Cash flows from financing activities:
Proceeds from sale of stock and exercise of stock options, net	6	28
Proceeds from long-term debt	—	131
Principal payments on long-term debt	(232)	(1,256)
Loans made to related party	(350)	—

Net cash from financing activities	(576)	(1,097)
Net decrease in cash and cash equivalents	(8,613)	(5,479)
Cash and cash equivalents, beginning of period	37,159	51,689

Cash and cash equivalents, end of period	$28,546	$46,210

Supplemental disclosure of cash flow information:
Cash paid for interest	$217	$275
Issuance of common stock for acquisition of business and technology	—	6,750
Issuance of common stock and common stock warrants to strategic partners	—	50

The accompanying notes are an integral part of these statements.

LOUDEYE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

1. ORGANIZATION AND DEVELOPMENT STAGE RISKS

The Company

Loudeye Technologies, Inc. (the Company) provides enterprise webcasting, related digital media services and media restoration services. The Company is headquartered in Seattle, Washington and to-date has conducted business in the United States, Canada and Europe in two business segments, digital media services and media restoration services.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Data

The interim condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2002. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the quarters ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full years.

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

As described further in Note 7, an investment account that holds at least $30.0 million of short-term investments and cash equivalents is utilized as collateral for the Company’s credit facility. Additionally, the Company has approximately $1.4 million of short-term investments which are utilized as collateral for certain irrevocable standby letters of credit.

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows over the remaining useful life is less than the carrying amount of the asset. As described in Note 4, the Company recorded impairment charges of $13.6 million in the quarter ended March 31, 2001.

The Company will continue to evaluate the recoverability of its long-lived assets in accordance with the above policy, however, as of March 31, 2002, no additional impairments are anticipated.

Reclassifications

Certain information reported in previous periods has been reclassified to conform to the current period presentation.

3. REVENUE RECOGNITION

The Company generates revenues primarily from two sources: (1) digital media services, licensing and selling digital media applications and (2) media restoration services.

DIGITAL MEDIA SERVICES AND OTHER

Corporate Webcasting Services use licensed and proprietary streaming media software, tools and processes to provide corporations with the ability to communicate to their large, online communities over the Internet. Customers use these communication services to announce financial, legal, product and training information in real-time to thousands of investors, partners, employees and customers located all over the world. The Company recognizes revenues as services are rendered.

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

Other revenues are generated from the Company’s music samples service business. The Company sells digital media applications in application service provider arrangements. The Company is required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer. Billings are made based upon volumes of data delivered or minutes of content streamed, and revenue is recognized as the services are delivered.

MEDIA RESTORATION SERVICES

Media Restoration Services consist of services provided by the Company’s VidiPax subsidiary to restore and upgrade old or damaged archives of traditional media. The Company recognizes revenues as services are rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

4. SPECIAL CHARGES

The Company has recorded Special Charges in each of the six quarters ended March 31, 2002 related to ongoing corporate restructuring, facilities consolidations and the impairment of assets in accordance with its long-lived asset policy (see Note 2). The following table summarizes such charges recorded in the three months ended March 31, 2002 and 2001:

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
Impairment of goodwill associated with the acquisition of Alive.com	$—	$10,612
Impairment of property and equipment related to video encoding operations	—	1,272
Impairment of deferred charge related to terminated customer agreement	—	781
Employee severance	748	682
Other	—	677
Impairment of duplicative music sampling platform	—	599

	$748	$14,623

Quarter ended March 31, 2002

The Company recorded special charges in the quarter ended March 31, 2002 associated with a reduction in force announced March 8, 2002 of approximately 12% of consolidated staffing. The special charge of $748,000 was for severance and related termination benefits incurred during the quarter. The Company does not anticipate future special charges at this time.

Quarter ended March 31, 2001

The Company recorded special charges in the quarter ended March 31, 2001 totaling $14.6 million related to the market trends at the time. The Company had experienced decreasing demand for its video services. Accordingly, the Company’s board of directors approved a plan to close the Company’s Santa Monica facility and reduce video production capacity in Seattle, which resulted in an impairment in the value of its video encoding equipment as well as existing tenant improvements at its Santa Monica facility which was closed in the first quarter of 2001. Management decided in the first quarter of 2001 to focus primarily upon audio or music related sources of revenues as that area appeared to be more fully developed. As a result of this decision, the Company will no longer provide and support certain products, and therefore, certain related assets became impaired. In accordance with its accounting policy for long-lived assets, the Company adjusted certain property, equipment and intangibles to estimated fair market value as of March 31, 2001.

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

The Company also decided to cease supporting its Media Syndicator and Alive technology platforms in conjunction with the overall efforts to focus on the music related business opportunities. The goodwill previously recognized associated with the Alive.com acquisition became impaired as a result of the refocused business. Accordingly, the Company determined that an impairment analysis was necessary for these assets. As each of these assets had no determinable cash flows associated with them, they were deemed fully impaired and remaining unamortized balances totaling $10.9 million, were written off.

As of March 31, 2002, approximately $2.4 million was included in accrued expenses related to special charges recorded in 2002 and 2001. The following table represents a rollforward of the accrued special charges account. The Company believes that it will ultimately pay all of these accrued charges in cash.

(in thousands)

December 31, 2001	$2,939
Additional accruals	748
Paid in cash	(1,272)

March 31, 2002	$2,415

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

Options outstanding	6,777,327
Warrants outstanding	162,978

Shares excluded	6,940,305

The Company had 38,021 and 218,818 stock options outstanding that had been exercised but which were subject to repurchase at March 31, 2002 and 2001, respectively. The weighted average repurchase price of these options subject to repurchase was $0.21 and $0.34, at March 31, 2002 and 2001, respectively. The impact of these unvested but exercised options has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted earnings per share.

The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,

	2002	2001

Weighted average shares outstanding	40,494,947	38,568,478
Weighting of shares subject to repurchase	(63,215)	(285,025)

Weighted average shares outstanding — basic and diluted earnings per share	40,431,732	38,283,453

6. CONCENTRATION OF RISK AND SEGMENT DISCLOSURES

Financial instruments that potentially subject the Company to concentrations of market risk consist of cash and cash equivalents, short-term investments and long-term obligations. Fair values of cash and cash equivalents and short-term investments approximate cost due to the short period of time to maturity. The fair values of financial instruments that are short-term and/or that have little or no market risk are considered to have a fair value equal to book value. The Company maintains cash and cash equivalents on deposit at various institutions that at times exceed the insured limits by the Federal Deposit Insurance Corporation. This exposes the Company to potential risk of loss in the event the institutions become insolvent. The Company does not use derivative financial instruments; accordingly SFAS No. 133 has no impact on results.

The Company is exposed to credit risk since it extends credit to its customers. The Company performs initial and ongoing evaluations of its customers’ financial positions, and generally extends credit on open account, requiring collateral as deemed necessary.

During the quarters ended March 31, 2002 and 2001, the Company had sales to certain significant customers, as a percentage of revenues, as follows:

	Three Months Ended
	March 31,

	2002	2001

Customer A	—	25%
Customer B	12%	15%

	12%	40%

The Company operates in two business segments, digital media services and media restoration services, for which the Company receives revenues from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s Executive Team (CET) that is comprised of the Company’s Chief Executive Officer, Chief Financial Officer and certain of its Vice Presidents. The CET reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services for purposes of making decisions and assessing financial performance. The following table provides information about the Company’s segments.

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001

	Digital			Digital
	Media	Media		Media	Media
(in thousands)	Services	Restoration	Consolidated	Services	Restoration	Consolidated

Revenues	$2,498	$762	$3,260	$1,369	$560	$1,929
Gross margin	(332)	347	15	(1,730)	388	(1,342)
Net loss	(7,595)	(43)	(7,638)	(26,201)	3	(26,198)
Total assets	$69,024	$2,174	$71,198	$115,171	$1,924	$117,095

7. LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

Long-term Debt

As of March 31, 2002, the Company’s principal commitments consisted of obligations outstanding under operating leases, capital leases and credit facilities with its bank. On August 22, 2001, the Company entered into a credit agreement with a bank providing for a revolving credit facility and letters of credit aggregating up to $15.0 million to be used for working capital and general corporate needs, and to refinance existing long-term debt. On October 25, 2001, the Credit Agreement was amended to increase the principal sum to $19.0 million. Obligations under the Credit Agreement are collateralized by a security interest in an investment account that must hold short-term investments and cash equivalents with a value of at least $30.0 million. The revolving facility requires monthly payments of interest only until maturity on July 31, 2003. On July 31, 2002, the Company has an option to extend the maturity date to July 31, 2004, provided that the Company is not in default at that time. At March 31, 2002, $19.0 million was outstanding under the revolving facility.

Loans under the revolving facility bear interest, at the Company’s option, at the bank’s prime rate, or the London Interbank Offered Rate (“LIBOR”) plus 100 basis points. Our interest rate on the outstanding principal balance was 2.91% at March 31, 2002. The interest rates will be adjusted after each LIBOR term to reflect the LIBOR rate in effect at that time.

The Company has multiple other credit facilities and leasing arrangements that, in general, are not prepayable without penalty. Total amounts outstanding under these arrangements are $2.0 million as of March 31, 2002. The interest rates on these instruments range from 4.75% to 9.65%. The instruments have various maturity rates through November 2005. Letters of credit of approximately $800,000 back certain of these notes and capital lease obligations.

If certain events occur, such as the Company’s common stock not being listed on the Nasdaq National Market, the Company may be required to pay $1.5 million of the accrued acquisition consideration in cash instead of having the option to pay the entire $3.0 million balance with the Company’s common stock in September 2002.

8. LEGAL PROCEEDINGS

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

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. As of March 31, 2002, management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

9. RELATED PARTY TRANSACTIONS

On October 26, 2001, the Company entered into an agreement with Martin and Alex Tobias, pursuant to which Loudeye purchased four million shares of Loudeye common stock from the Tobias’s for $2.0 million, or $0.50 per share, and also entered into a comprehensive agreement with the Tobias’s, including the extension of a $2.0 million secured line of credit to the Tobias’s (“the Loan”). The Loan is collateralized by liens on certain real property assets owned by Mr. Tobias, as well as all his remaining 4.6 million Loudeye shares. Under the terms of the agreement, the collateral shares will be restricted from public market sale, without Loudeye’s consent, until the later of January 31, 2003, or the full repayment of the Loan. The Loan matures June 30, 2003. As of March 31, 2002, there was $1,350,000 advanced under the credit line, which is presented in intangibles and other long-term assets in the accompanying balance sheets. In April 2002 another $400,000 was advanced under the credit line and subsequently Mr. Tobias made a Loan payment of $378,552. As of May 1, 2002, Mr. Tobias could draw an additional $250,000 under this arrangement.

In addition, if Mr. Tobias is unable to sell shares of Loudeye common stock so that the proceeds from these sales equal the lesser of (a) $500,000 or (b) the proceed from sales of 150% of the maximum number of shares that could have been sold by Mr. Tobias under Rule 144 during the calendar quarter multiplied by the Discounted Share Price (as defined below) (the “Minimum Liquidity Commitment”), then Mr. Tobias may require the Company to purchase shares from him at the Discounted Share Price so that his total proceeds for the quarter equal the Minimum Liquidity Amount. The Discounted Share Price is the lesser of (x) the average closing bid price of the Company’s common stock for the trailing 30 trading days or (y) 95% of the closing bid price of the Company’s common stock on the last trading day of the quarter. This right expires on the earlier of (i) three business days following June 30, 2003, (ii) repayment in full of the Loan or (iii) such time as Mr. Tobias ceases to be the beneficial or record owner of any shares of the Company’s common stock. Pursuant to the Minimum Liquidity Commitment, the Company bought 613,040 shares of its common stock from Mr. Tobias in April 2002 at a price of $0.6175 per share. As required by the agreements, Mr. Tobias used the $378,552 paid for those shares to reduce the outstanding balance of the Loan.

10. RECENT ACCOUNTING PRONOUNCEMENT

Effective January 1, 2002, the Company adopted FAS 142, “Goodwill and Other Intangible Assets,” (FAS 142) which stipulates that goodwill can no longer be amortized. FAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The initial phase of the impairment test is required to be completed by June 30, 2002, and if the fair value of the reporting unit is less than its carrying value, the second phase to determine the amount of the impairment is to be completed by December 31, 2002. Management is in the process of completing the goodwill impairment testing required by this standard. Management expects the impairment test to be completed within the timeframe stipulated by the pronouncement. At January 1, 2002, the Company had net goodwill of $1.3 million. The implementation of FAS 142 decreased amortization expense by approximately $459,000 in the three months ended March 31, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for the historical information contained in this Report on Form 10-Q, the matters discussed herein, including, but not limited to management’s discussion and analysis of financial condition and results of operations in Item 2 hereof, and statements regarding regulatory approvals, operating results and capital requirements, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of terms like these or other comparable terminology. These forward-looking statements are only predictions and actual events or results may differ materially from those projected. Specific factors that could cause actual results to differ materially from those projected include, but are not limited to, uncertainties related to our early stage; uncertainties related to the effectiveness of our technology and the development of our products and services; dependence on and management of existing and future corporate relationships; dependence on licensed content and technology; dependence on proprietary technology and uncertainty of patent protection; management of growth; history of operating losses; future capital needs and uncertainty of additional funding; dependence on key personnel; intense competition; existing government regulations and changes in, or the failure to comply with, government regulations, and other risks detailed below, including the Risk Factors in Item 2, the Risk Factors set forth in our Annual Reports on Form 10-K, and those included from time to time in the Company’s other reports with the SEC and press releases, copies of which are available from the Company upon request. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to publicly release any revisions of the forward-looking statements contained herein to reflect events or circumstances after the date hereof. Readers are cautioned not to place undue reliance on these forward-looking statements, as our business and financial performance are subject to substantial risks and uncertainties.

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

Our other Digital Media Services encompass a variety of related services primarily focused on the digital music market, including digital music encoding, metadata licensing, audio fingerprint database generation, hosted music sample services, hosted music download services, digital rights management license clearing, online radio solutions and rich media advertisement insertion and sales. Supporting some of these offerings, we have certain music licenses and relationships with the five major recording labels and over 800 independent record labels. The target customers for our digital music services include traditional and Internet-based retailers, media & entertainment companies, including media portals, broadcasters, the major record labels and advertisers.

Sales of these other digital media services are generally under nonrefundable time and materials or per unit contracts. Under these contracts, we recognize revenues as services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

We sell our music samples service in application service provider arrangements. We are required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer. Billings are made based upon volumes of data delivered or minutes of content streamed, and revenue is recognized as the services are delivered.

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

One of our key strategies has been to pursue selectively strategic acquisitions to enter new markets, expand our suite of services and product offering, increase our customer base and strengthen our market position. In 2000 and 2001 we completed five acquisitions.

•	Vidipax Acquisition. In June 2000, we acquired Vidipax, a New York company which performs audio and video media restoration and migration services. The acquisition price was $1.9 million in cash, 68,284 shares of common stock and an additional contingent payment in July 2001 of 2,189,111 shares.

•	DiscoverMusic Acquisition. In March 2001, we acquired DiscoverMusic, a Seattle company which is the largest provider of music samples on the Internet. The acquisition price was $4.6 million in cash plus acquisition costs and accrued liabilities, net of DiscoverMusic’s cash, and 3,677,013 shares of common stock.

•	Online Radio Acquisitions. In March and June 2001, we acquired the assets and technology of two online radio companies, OnAir Streaming Networks and theDial. The acquisition price was $2.2 million in cash and 645,096 shares of common stock.

•	Addition Systems Acquisition. In June 2001, we acquired Addition Systems, Inc., a Los Angeles company which develops proprietary content insertion technology. The acquisition price was $1.5 million in cash plus acquisition costs and 550,000 shares of common stock.

•	Activate Acquisition. In September 2001, we acquired Activate.net Corporation, a Seattle company which provides live and on-demand webcasting services for a variety of enhanced enterprise communication needs. The acquisition price was $1.0 million in cash, $2.4 million of assumed liabilities and a deferred payment of $3.0 million in stock or cash one year from the initial close of the transaction.

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

We estimate that a significant majority of our cost of revenues, general and administrative expenses and research and development expenses are fixed or semi-fixed. Sales commissions are variable depending upon orders booked and when revenue is recognized. We have sustained losses on a quarterly and annual basis since inception and we expect to sustain losses for the foreseeable future as we invest in and grow our operations. As of March 31, 2002, we had an accumulated deficit of $150.2 million. Operating losses resulted from significant costs incurred in the development and sale of our products and services as well as significant non-cash charges related to stock-based compensation and amortization of intangibles and other assets. Special charges related to property and equipment impairments, intangibles impairments and facilities shut-downs have been a material component of operating losses as well. We expect our operating expenses to decrease on an annual basis as we execute our business plan.

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

Results of Operations

Three Months Ended March 31, 2002 compared to 2001

     Revenues. Revenues totaled $3.3 million and $1.9 million for the three months ended March 31, 2002 and 2001, respectively. The increase was due primarily to the acquisition of DiscoverMusic in March 2001 and the acquisition of Activate in September 2001.

We recorded approximately $1.1 million from our Webcasting services in the first quarter of 2002. In addition, we recognized three months of revenues in the quarter ended March 31, 2002 from the music sample service acquired from DiscoverMusic in March 2001 compared to one month in the first quarter of 2001. This service contributed approximately $400,000 to the increase in revenues compared to the same period in 2001. We also recognized revenues of approximately $260,000 in the first quarter of 2002 associated with the termination of a service contract. Payment had previously been received under this contract and a portion of it was included in deferred revenues at December 31, 2001. The increases described above were offset by amounts related to products and services that were supported in 2001, but are no longer supported. Such products and services represented approximately $400,000 in revenues in the quarter ended March 31, 2001. We also generated a lower level of revenues from encoding services as compared to the prior year. We expect total revenues to increase each quarter throughout 2002.

Media restoration revenues totaled $762,000 in 2002, as compared to $560,000 in 2001. This increase was the result of increased orders from customers, notably Coca-Cola, which provided approximately 12% of consolidated revenues in the first quarter of 2002. We expect revenues generated from VidiPax to increase each quarter in 2002.

     Cost of Revenues. Cost of revenues decreased to $3.2 million in the three months ended March 31, 2002 from $3.3 million in the period ended March 31, 2001. Costs, excluding depreciation and amortization, to generate the revenues described above increased to $2.4 million in 2002 from $2.3 million in 2001. This was primarily due to the significantly lower number of personnel involved in digital media services production, more than offset by increases in personnel and other expenses as a result of the acquisition of Activate. This reduction in headcount came as a result of the completion of our digital media archive system, which has allowed us to fulfill digital music encoding orders in a more automated manner rather than the historical method requiring significant manual processing. The non-cash component of cost of revenues, which is primarily depreciation, decreased to $835,000 from $1.0 million in the first quarter of 2001 as a result of the property and equipment write-downs recorded during 2001. We believe that margins should improve as a result of the consolidation of our production operations from three separate facilities to one facility and the related reduction in personnel. This integration should result in lower overhead costs. We expect margins on traditional service offerings to improve as product mix changes towards enterprise webcasting, subscription services and offerings based upon our archival systems platform. Additionally, our margins should improve on a quarterly basis as production efficiency increases. We expect our capacity to be more fully utilized as our recently increased sales force realizes greater market penetration.

Media restoration cost of sales totaled $415,000 in 2002, an increase from $171,000 in 2001. The increase rose at a higher percentage rate than revenues due to the incremental fixed nature of adding equipment and personnel necessary to generate the increased revenues. Additionally, the facility expansion at VidiPax has led to higher levels of depreciation on a comparative basis. We expect the margins on media restoration services to remain relatively unchanged in the future.

     Research and Development Expenses. Research and development expenses totaled $1.3 million and $2.7 million in the three months ended March 31, 2002 and 2001, respectively. The decrease over the same period in 2001 is primarily due to the significant reduction in the number of development personnel as a result of the corporate restructurings. Costs of enhancing webcasting offerings, the continued support of our music platform and the continued development of online radio technology and other applications and service offerings comprised a majority of our research and development expenses in 2002.

We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructuring and focus on digital audio opportunities and enterprise webcasting services, development headcount was significantly reduced and, as a result, we expect research and development expenses to decline in 2002 compared to 2001. We had no media restoration services costs classified as research and development.

     Sales and Marketing Expenses. Sales and marketing expenses totaled $2.2 million and $2.6 million in the three months ended March 31, 2002 and 2001, respectively. Sales and marketing expenses consist primarily of salaries, commissions, co-marketing expenses, trade show expenses, product branding costs, advertising and cost of marketing collateral. The decrease in sales and marketing expenses was primarily due to the decreased personnel subsequent to our January 2001 reduction in force partially offset by an increase in sales and marketing expenses from our acquisition of Activate.

Media restoration services sales and marketing expenses totaled $46,000 and $64,000 in 2002 and 2001, respectively.

     General and Administrative Expenses. General and administrative expenses totaled $3.5 million and $2.8 million in the three months ended March 31, 2002 and 2001, respectively. General and administrative expenses consist primarily of unallocated rent, facilities and information technology charges, salaries, legal expenses, investor relation costs, and other costs associated with being a public company. The increase over the same period in 2001 reflects the impact of integrating of Activate’s operations. We expect future levels of general and administrative expenses to decrease slightly from the first quarter of 2002 as the full impact of our restructuring is realized.

     Amortization of Intangibles and Other Assets. Amortization of intangibles and other assets totaled $696,000 and $2.2 million in the three months ended March 31, 2002 and 2001, respectively, and includes amortization of goodwill and identified intangible assets related to past acquisitions. The decrease was primarily due to the impairment charges recorded during 2001, which led to lower balances of intangible assets, and in turn, lower amortization charges. In addition. effective January 1, 2002, the Company adopted FAS 142, which stipulates that goodwill can no longer be amortized. Amortization expense decreased by $459,000 as a result of the implementation of FAS 142.

     Stock-Based Compensation. Stock-based compensation charges were lower as a result of previous reductions in force. These reductions have resulted in significant reversals of previously recorded deferred stock compensation associated with the terminated employees. We expect future amortization of deferred stock compensation to decline on a monthly basis. Future stock-based compensation charges may vary as a result of variable accounting following our option exchange in the third quarter of 2001. Additionally, as a result of stock option cancellations, we recorded a stock-based compensation credit of $835,000 in the first quarter of 2002. The remaining charge was due to normal, recurring amortization totaling $179,000.

     Special Charges. We have recorded Special Charges in each of the six quarters ended March 31, 2002 related to ongoing corporate restructuring, facilities consolidations and the impairment of assets in accordance with our long-lived asset policy (see Note 2). The following table summarizes such charges recorded in the three-month periods ended March 31, 2002 and 2001:

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
Impairment of goodwill associated with the acquisition of Alive.com	$—	$10,612
Impairment of property and equipment related to video encoding operations	—	1,272
Impairment of deferred charge related to terminated customer agreement	—	781
Employee severance	748	682
Other	—	677
Impairment of duplicative music sampling platform	—	599

	$748	$14,623

Quarter ended March 31, 2002

We recorded special charges in the quarter ended March 31, 2002 associated with a reduction in force announced March 8, 2002 of approximately 12% of consolidated staffing. The special charge of $748,000 was for severance and related termination benefits incurred during the quarter. We do not anticipate future special charges at this time.

Quarter ended March 31, 2001

We recorded special charges in the quarter ended March 31, 2001 totaling $14.6 million related to the market trends at the time. We had experienced decreasing demand for our video services. Accordingly, our board of directors approved a plan to close our Santa Monica facility and reduce video production capacity in Seattle, which resulted in the impairment of our video encoding equipment as well as existing tenant improvements at our Santa Monica facility that was closed in the first quarter of 2001. Management decided in the first quarter of 2001 to focus primarily upon audio or music related sources of revenues as that area appeared to be more fully developed. As a result of this decision, we no longer provides and supports certain products, and therefore, related assets became impaired. In accordance with our accounting policy for long-lived assets, we adjusted certain property, equipment and intangibles to estimated fair market value as of March 31, 2001.

We determined that due to the acquisition of DiscoverMusic, the previously capitalized software costs associated with our separately developed music samples platform were redundant and not recoverable. Accordingly, since the code base developed by us will not be sold or otherwise used, it was determined to have no further value and the remaining unamortized cost, approximately $600,000, was adjusted to zero.

We also decided to cease supporting certain digital media technology platforms in conjunction with the overall efforts to focus on the music related business opportunities. The goodwill previously recognized associated with the Alive.com acquisition became impaired as a result of the refocused business. Accordingly, we determined that an impairment analysis was necessary for these assets. As each of these assets had no determinable cash flows associated with them, they were deemed fully impaired and remaining unamortized balances totaling $10.9 million, were written off.

     Interest Income. Interest income representing earnings on our cash, cash equivalents and short-term investments totaled $333,000 and $1.3 million in the three months ended March 31, 2002 and 2001, respectively. The decreased income was due primarily to the lower average cash and investment balances in 2002 as well as the lower interest rates. We expect that our interest income will decrease in the future as our cash balances are used to fund our operating, investing and financing activities.

     Interest Expense. Interest expense consists of interest expense related to our debt instruments as well as amortization of financing charges related to our debt instruments. This totaled $217,000 and $342,000 in the three months ended March 31, 2002 and 2001, respectively. The decrease was due primarily to lower interest rates partially offset by higher borrowed balances.

Liquidity and Capital Resources

As of March 31, 2002, we had approximately $52.3 million of cash, cash equivalents and short-term investments. A portion of these funds is held in an investment account that serves as collateral for the credit facility. Pursuant to the terms of that facility, we are required to keep at least $30.0 million in that investment account.

Net cash used in operating activities was $7.2 million and $4.7 million in the quarters ended March 31, 2002 and 2001, respectively. For 2002, cash used in operating activities resulted primarily from a net loss of $7.6 million, working capital and other changes totaling $85,000, partially offset by non-cash charges totaling $1.1 million related to stock-based compensation, depreciation and amortization and other. Additional uses of cash related to the approximately $1.0 million in severance related payments and approximately $524,000 in rent and other payments for previously accrued special charges. For 2001, cash used in operating activities resulted primarily from a net loss of $26.2 million, a decrease of approximately $2.1 million in accounts receivable and an increase in accrued compensation, benefits and other expenses of $1.3 million, partially offset by non-cash charges totaling $18.7 million related to stock-based compensation, depreciation and amortization, and the non-cash component of the special charges.

Net cash used in investing activities was $887,000 in the quarter ended March 31, 2002, and net cash provided of $326,000 in the quarter ended March 31, 2001. For 2002, cash used in investing activities was primarily related to purchases of property and equipment including tenant improvements at the Activate offices prior to facilities consolidation. For 2001, cash provided by investing activities was primarily related to the net sales of short-term investments, partially offset by purchases of property and equipment and cash paid for the acquisition of DiscoverMusic and certain assets and technology of OnAir in March 2001.

Net cash provided by financing activities was $576,000 and $1.1 million in the quarters ended March 31, 2002 and 2001, respectively. The cash used in financing activities in 2002 primarily resulted from $232,000 in principal payments of our long-term debt as well as $350,000 of additional funding of a secured related party loan. In 2001, financing activities consisted primarily of $1.3 million in long-term debt principal payments.

As of March 31, 2002, our principal commitments consisted of obligations outstanding under operating leases, capital leases and credit facilities with our bank. On August 22, 2001, we entered into a credit agreement with a bank providing for a revolving credit facility and letters of credit aggregating up to $15.0 million to be used for working capital and general corporate needs, and to refinance existing long-term debt. On October 25, 2001, the Credit Agreement was amended to increase the principal sum to $19.0 million. Obligations under the Credit Agreement are collateralized by a security interest in an investment account that must hold short-term investments and cash equivalents with a value of at least $30.0 million. The revolving facility requires monthly payments of interest only until maturity on July 31, 2003. On July 31, 2002, we have an option to extend the maturity date to July 31, 2004, provided that we are not in default at that time. At March 31, 2002, $19.0 million was outstanding under the revolving facility.

Loans under the revolving facility bear interest, at our option, at the bank’s prime rate, or the London Interbank Offered Rate (“LIBOR”) plus 100 basis points. Our interest rate on the outstanding principal balance was 2.91% at March 31, 2002. The interest rates will be adjusted after each LIBOR term to reflect the LIBOR rate in effect at that time.

We have multiple other credit facilities and leasing arrangements that, in general, are not prepayable without penalty. Total amounts outstanding under these arrangements are $2.0 million as of March 31, 2002. The interest rates on these instruments range from 4.75% to 9.65%. The instruments have various maturity rates through November 2005. Letters of credit of approximately $800,000 back certain of these notes and capital lease obligations.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations and meet our working capital and capital expenditure requirements during 2002. Thereafter, if we cannot fund operating and other expenses, working capital and capital expenditure requirements from our operations, we may find it necessary to obtain additional equity or debt financing, sell assets or reduce spending plans. In the event additional equity or debt financing is required, we may not be able to raise or borrow it on acceptable terms, or at all.

Since our inception, our operating expenses have significantly increased in order to support our growth. We currently anticipate that such expenses will continue to be a material use of our cash resources. We expect that the following items may be a significant use of our capital resources in 2002:

•	Capital expenditures, excluding acquisitions, are expected to total approximately $1.0 million in the remainder of calendar year 2002.

•	Acquisition consideration resulting from the Activate.net acquisition in September 2001, totaling $3.0 million is due in September 2002. This can be settled in a combination of stock and cash. If certain events occur, such as our common stock not being listed on the Nasdaq National Market, we may be required to pay $1.5 million of this consideration in cash.

•	Additional commitments are outstanding under the existing facilities leases that have previously been expensed by us in the special charges. We expect to pay approximately $1.3 million in rental charges during the remainder of 2002 for the facilities that we no longer occupy.

•	Under our secured loan agreement with Martin Tobias, we made advances of $350,000 in loans in March 2002, $400,000 in April 2002, and may extend up to an additional $250,000 in 2002.

CRITICAL ACCOUNTING POLICIES

We have identified the most critical accounting policies used in the preparation of our financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments.

Long-lived Assets. Management periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, as amended by SFAS No. 144. When doing so, management is required to evaluate the recoverability of an asset’s (or group of asset’s) carrying value through estimates of undiscounted future cash flows. If the assets are deemed impaired, they are written down to estimated fair value. There is a risk that projected cash flows may be different than actual cash flows, particularly in light of the rapidly changing environment in which the company operates, or that the estimates of fair value differ from the actual amount that could be realized if the Company were to sell its assets.

Exit Costs. The company follows the provisions of Emerging Issues Task Force (EITF) 94-3 to record the costs associated with exit activities. Management is required to make its best estimates of exit costs such as remaining lease obligations and/or termination fees. These estimates may be different than the actual amounts that will be paid under existing lease arrangements.

Revenue Recognition. The Company generates revenues primarily from two sources: (1) digital media services, licensing and selling digital media applications and (2) media restoration services.

Digital media services and other. The Company recognizes enterprise Webcasting services revenues as services are rendered. We recognize encoding services revenues when the services have been rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer. Other revenues are generated from our music samples service business and in the prior year from licensing and selling of software and through application service provider arrangements. We sell services in application service provider arrangements. We are required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer. Billings are made based upon quantity of volume of data delivered or minutes of content streamed, and revenue is recognized as the services are delivered.

Media restoration services. We recognize revenues as services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

We believe that our revenue recognition policy is consistent with the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition.”

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) which stipulates that goodwill can no longer be amortized. FAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The initial phase of the impairment test is required to be completed by June 30, 2002, and if the fair value of the reporting unit is less than its carrying value, the second phase to determine the amount of the impairment is to be completed by December 31, 2002. Management is in the process of completing the goodwill impairment testing required by this standard. Management expects the impairment test to be completed within the timeframe stipulated by the pronouncement. At January 1, 2002, the Company had net goodwill of $1.3 million. The implementation of FAS 142 decreased amortization expense by approximately $459,000 in the three months ended March 31, 2002.

     In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement supersedes FASB Statement

No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. This had no impact on our financial statements.

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

     We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan and current stockholders may experience significant dilution

As of March 31, 2002, we had approximately $52.3 million in cash, cash equivalents and short-term investments, $30.0 million of which is used as collateral for our credit facility. We believe that our existing and available funds will be sufficient to meet the anticipated needs for our operations, working capital, debt service and capital expenditures through 2002. Thereafter, we may need to raise additional funds. We may have to raise funds even sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures, to acquire complementary products, businesses or technologies or otherwise to respond to unanticipated requirements. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced and these securities may have rights and preferences superior to that of our current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends. We cannot assure you that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

     Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline

We have incurred quarterly net losses totaling $136.0 million from August 12, 1997 (inception) through March 31, 2002, and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2002, we had an accumulated deficit of $150.2 million. We may increase our operating expenses and capital expenditures in the future as we attempt to expand our Webcasting services, digital media service and application offerings, enter into licensing agreements with copyright holders, grow our customer base, enhance our brand image and improve our technology infrastructure. This would likely increase our quarterly net losses and negative cash flows.

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

     Our stock price has been and may continue to be volatile and is likely to be subject to National Market listing compliance proceedings with Nasdaq

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended April 30, 2002, the price of our common stock ranged from $0.32 to $1.97 per share. Our stock price could be subject to wide fluctuations in response a variety of factors, including, but not limited to, to actual or anticipated variations in quarterly operating results, competitors announcements, changes in recommendations by securities analysts, and conditions in the digital media services markets.

Our stock price has traded below $1.00 per share for over 30 consecutive trading days and on April 2, 2002 we received notice from Nasdaq that we need to comply with the $1.00 minimum bid requirement for continued listing on the Nasdaq National Market for 10 consecutive trading days by July 1, 2002 or be moved to, and traded on, the Nasdaq SmallCap Market. We believe the Company currently meets all listing requirements of the Nasdaq National Market, except the $1.00 minimum bid price. If our stock listing is transitioned to the Nasdaq SmallCap Market, we would have up to 360 days from April 2, 2002 to trade above $1.00 per share for 30 consecutive trading days. If we fail to do that, we would be delisted from Nasdaq and would most likely be quoted on the OTC Bulletin Board. If our stock is removed from the Nasdaq National Market or the Nasdaq SmallCap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. Additionally, our stock may be subject to “penny stock” regulations.

     Our success is dependent on the performance and retention of our executive officers and key employees

Our business and operations are substantially dependent on the performance of our executive officers and key employees, all of whom are employed on an at-will basis and have worked together for only a relatively short period of time. We do not maintain “key person” life insurance on any of our executive officers. In addition, we hired or named new employees in 2001 in key executive positions, including our John Baker, our Chief Executive Officer, and Joel McConaughy, our Senior Vice President and Chief Technical Officer. The loss of one or several key executives could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

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

Acquisitions require integrating the business, personnel, technology and products of the acquired entity and may result in unforeseen operating difficulties and expenditures. In addition, acquisitions may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition will be realized. Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities associated with the acquired business, or amortization expenses related to intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business, results of operations and financial condition.

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

     We depend on a limited number of customers for a majority of our revenues so the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenues and operating results

A limited number of customers have accounted for a significant portion of our revenues and may continue to do so for the foreseeable future. During the quarter ended March 31, 2002, one of our customers accounted for 12% of our revenues and during the quarter ended March 31, 2001, two of our customers accounted for approximately 40% of our revenues. We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing and broadening our customer base, our business could be harmed.

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

     Our business will suffer if our systems fail or our operations facilities become unavailable

A reduction in the performance, reliability and availability of our systems and network infrastructure may harm our ability to distribute our products and services to our customers and other users, as well as harm our reputation and ability to attract and retain customers and content providers. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. We do not have fully redundant Webcasting facilities and therefore any damage or destruction to these would significantly harm our Webcasting business. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications. A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures.

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

     Because our principal stockholders and management may have the ability to control a significant percentage of stockholder votes, the premium over market price that an acquiror might otherwise pay may be reduced and any merger or takeover may be prevented or delayed

Our officers and directors beneficially own or control the voting of approximately 23% of our outstanding common stock. Martin Tobias, our former chief executive officer and former member of the board of directors, has given the board of directors, an irrevocable proxy to vote all of the approximately 4.0 million shares of our Common Stock that he owns. See Notes to Consolidated Financial Statements and our Report on Form 8-K as filed with the Securities and Exchange Commission on October 30, 2001 for a more complete description of the proxy. As a result, these stockholders, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide Internet media infrastructure services and applications as well as media restoration services. Our financial results could be affected by factors such as changes in interest rates and fluctuations in the stock market. As substantially all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our risks. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we anticipate no material market risk exposure. Therefore, no quantitative tabular disclosures are presented.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In connection with the acquisition of DiscoverMusic, Loudeye assumed certain liabilities, including a patent infringement law suit filed on March 31, 2000, as amended April 26, 2000, by InTouch, a California corporation, against Amazon.com Inc., a Delaware corporation, Liquid Audio, Inc., a Delaware corporation, Listen.com, Inc., a California corporation, Entertaindom LLC, a Delaware limited liability company, Muze, Inc., a New York corporation, and DiscoverMusic.com, Inc., a California corporation. On February 6, 2002, the Company executed an agreement with Intouch to settle all disputes. The settlement amount was immaterial to the financial statements presented herein. Pursuant to this agreement, Intouch released all claims against Loudeye Technologies, Loudeye Sample Services, Inc., and DiscoverMusic.com, and granted a license under Intouch’s patents that extends to all customers of Loudeye’s sample services customers to the extent that the customers are operating in connection with Loudeye. Through their attorneys, Loudeye and Intouch have stipulated to a dismissal of their claims in the action.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  Recent Sales of Unregistered Securities

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 10-Q

     (a)  Exhibits.

     None

     (b)  Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2002.

LOUDEYE TECHNOLOGIES, INC.

By	/s/ BRADLEY A. BERG

Bradley A. Berg Senior Vice President, Chief Financial Officer and Principal Financial Officer

By	/s/ JEROLD J. GOADE, JR.

Jerold J. Goade, Jr. Vice President Finance, Controller and Principal Accounting Officer