Form 10-Q
period 2002-06-30
LOUDEYE TECHNOLOGIES INC
filed 2002-08-14
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002
or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number:  0-29583

Loudeye Corp.

(Exact name of registrant as specified in its charter)

Delaware	91-1908833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1130 Rainier Avenue South, Seattle, WA (Address of principal executive offices)	98144 (Zip Code)

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

Yes	[X]	No	[ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	39,979,719

(Class)	(Outstanding at August 1, 2002)

Loudeye Corp.

Form 10-Q Quarterly Report
For the Quarter Ended June 30, 2002

			Page

PART	I	Financial Information

Item	1	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets	3

		Condensed Consolidated Statements of Operations	4

		Condensed Consolidated Statements of Cash Flows	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6

Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item	3	Quantitative and Qualitative Disclosures About Market Risk	32

PART	II	Other Information

Item	1	Legal Proceedings	33

Item	2	Changes in Securities and Use of Proceeds	33

Item	3	Defaults Upon Senior Securities	33

Item	4	Submission of Matters to a Vote of Security Holders	34

Item	5	Other Information	34

Item	6	Exhibits and Reports on Form 8-K	34

		Signatures	35

PART  I — FINANCIAL INFORMATION

ITEM  I  FINANCIAL STATEMENTS

LOUDEYE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except per share amounts)

	June 30,	Dec. 31,
	2002	2001

ASSETS
Cash and cash equivalents	$13,286	$37,159
Short-term investments	29,356	23,782
Accounts receivable, net of allowances of $307 and $492	2,599	2,200
Prepaids and other current assets	1,461	1,769

Total current assets	46,702	64,910
Restricted investments	1,391	—
Property and equipment, net	6,765	7,306
Goodwill, net	1,532	1,310
Intangibles and other long-term assets, net	6,505	7,357

Total assets	$62,895	$80,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,336	$913
Accrued compensation and benefits	715	1,439
Other accrued expenses	1,213	1,859
Accrued special charges	3,175	2,939
Accrued acquisition consideration	3,000	3,000
Deposits and deferred revenues	153	639
Current portion of long-term debt	19,978	1,368

Total current liabilities	29,570	12,157
Long-term debt, net of current portion	508	19,532

Total liabilities	30,078	31,689
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 41,000 shares authorized, none outstanding	—	—
Common stock, additional paid-in capital and warrants, $0.001 par value, 100,000 shares authorized; 40,481 and 40,475 outstanding in 2002 and 2001; 4,613 and 4,000 in treasury in 2002 and 2001	191,552	192,627
Deferred stock compensation	(268)	(883)
Accumulated deficit	(158,467)	(142,550)

Total stockholders’ equity	32,817	49,194

Total liabilities and stockholders’ equity	$62,895	$80,883

The accompanying notes are an integral part of these statements

LOUDEYE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES	$3,217	$2,676	$6,477	$4,605
COST OF REVENUES
Cost of revenues, excluding depreciation	2,820	1,810	5,230	4,090
Depreciation	812	729	1,647	1,720

Total cost of revenues	3,632	2,539	6,877	5,810

Gross margin	(415)	137	(400)	(1,205)

OPERATING EXPENSES
Research and development	974	2,739	2,264	5,409
Sales and marketing	2,245	2,728	4,461	5,340
General and administrative	2,762	2,452	6,237	5,202
Amortization of intangibles and other assets	713	1,582	1,409	3,810
Stock-based compensation	102	(995)	(554)	(102)

	6,796	8,506	13,817	19,659

Special charges	1,142	3,118	1,890	17,741

OPERATING LOSS	(8,353)	(11,487)	(16,107)	(38,605)

OTHER INCOME (EXPENSE), net
Interest income	309	838	642	2,100
Interest expense	(235)	(334)	(452)	(676)

Total other income, net	74	504	190	1,424

Net loss	$(8,279)	$(10,983)	$(15,917)	$(37,181)

Basic and diluted net loss per share	$(0.21)	$(0.26)	$(0.39)	$(0.93)

Weighted average shares — basic and diluted	40,229	41,516	40,330	39,903

The accompanying notes are an integral part of these statements.

LOUDEYE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2002	2001

Operating activities:
Net loss	$(15,917)	$(37,181)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,450	7,730
Special charges and other	25	14,167
Stock-based compensation	(554)	(102)
Changes in operating assets and liabilities, net of amounts acquired in purchase of business:
Accounts receivable	(245)	1,516
Prepaid expenses and other	291	(619)
Accounts payable	423	(337)
Accrued compensation, benefits and other expenses	(1,129)	2,056
Accrued special charges	236	—
Deposits and deferred revenues	(486)	(537)

Net cash from operating activities	(13,906)	(13,307)
Investing activities:
Purchases of property and equipment and other, net	(1,192)	(2,238)
Cash paid for acquisition of business and technology, net	(266)	(7,199)
Loans made to related party and related interest	(771)	—
Sales (purchases) of investments, net	(6,965)	32,270

Net cash from investing activities	(9,194)	22,833
Financing activities:
Proceeds from sale of stock and exercise of stock options, net	40	100
Proceeds from long-term debt	—	131
Principal payments on long-term debt	(813)	(2,485)

Net cash from financing activities	(773)	(2,254)

Net change in cash and cash equivalents	(23,873)	7,272
Cash and cash equivalents, beginning of period	37,159	51,689

Cash and cash equivalents, end of period	$13,286	$58,961

Supplemental disclosure of cash flow information:
Issuance of common stock for acquisition of business and technology	$408	$10,756
Shares used to repay related party note	$379	$—

     The accompanying notes are an integral part of these statements.

LOUDEYE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

1. ORGANIZATION AND DEVELOPMENT STAGE RISKS:

The Company

Loudeye Corp. (the Company) provides enterprise webcasting, related digital media services and media restoration services. The Company is headquartered in Seattle, Washington and conducts business in the United States and Canada in two business segments, digital media services and media restoration services.

The Company is subject to a number of risks similar to other companies in a comparable stage of development, including reliance on key personnel, successful marketing of its services in an emerging market, competition from other companies with greater technical, financial, management and marketing resources, successful development of new services, successful integration of acquired businesses and technology, the enhancement of existing services, and the ability to secure adequate financing to support future operations.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Unaudited Interim Financial Data

The interim condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2002. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full years.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and money market accounts maintained with financial institutions and certain other investment grade instruments. Recorded amounts approximate fair value. The Company considers all cash deposits and highly liquid investments with a purchased maturity of three months or less to be cash equivalents.

Short-term Investments

Short-term investments consist of investment-grade government obligations, institutional money market funds and other obligations with FDIC insured U.S. banks. Concentration is limited to 10% in any one instrument or issuer. The Company’s primary focus is to preserve capital and earn a market rate of return on its investments. The Company does not speculate or invest in publicly traded equity securities and, therefore, does not believe that its capital is subject to significant market risk. Short-term investments are held to maturity. These securities all mature within one year.

A separate investment account that holds at least $30.0 million of short-term investments and cash equivalents is required to be utilized as collateral for the Company’s credit facility. At June 30, 2002, short-term investments and cash equivalents totaling $31.7 million were in this account.

Restricted Investments

The Company has approximately $1.4 million of short-term investments that are utilized as collateral for certain irrevocable standby letters of credit.

Long-lived Assets

The Company continually assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows over the remaining useful life is less than the carrying amount of the asset. The Company does not currently anticipate any impairment charges; however, should operating results fail to meet certain thresholds, an impairment charge may be necessary.

New Accounting Policies

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) effective June 30, 2002. The impact of adopting FAS 142 is discussed in Note 3.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which is effective for fiscal years beginning after December 15, 2001. FAS 144 supercedes FAS 121. The Company adopted FAS 144 as of January 1, 2002. Adoption of FAS 144 did not effect the Company’s consolidated financial position or results of operations.

Reclassifications

Certain information reported in previous periods has been reclassified to conform to the current period presentation.

3. REVENUE RECOGNITION

The Company generates revenues primarily from two sources: (1) digital media services, licensing and selling digital media applications and (2) media restoration services.

DIGITAL MEDIA SERVICES AND OTHER

Corporate webcasting services use licensed and proprietary streaming media software, tools and processes to provide companies with the ability to webcast and communicate to their large, online communities over the Internet. Customers use these communication services to announce financial, legal, product and training information in real-time to thousands of investors, partners, employees and customers located all over the world. The Company recognizes webcasting revenues as the related services are rendered.

Encoding and fulfillment services consist of the conversion of audio and video content into Internet media formats. Sales of encoding services are generally under nonrefundable time and materials or per unit contracts. Under these contracts, the Company recognizes encoding revenues as the services are rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

Other revenues are generated from the Company’s music samples service business. The Company sells digital media applications in application service provider arrangements. The Company is required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer. Billings are based upon the volume of data delivered or minutes of content streamed and the related revenue is recognized as the services are delivered.

MEDIA RESTORATION SERVICES

Media restoration services consist of services provided by our VidiPax subsidiary to restore and upgrade old or damaged archives of traditional media. The Company recognizes media restoration revenues as the services are rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

4. SPECIAL CHARGES

The Company recorded special charges in each of the six quarters ended June 30, 2002 related to ongoing corporate restructurings, facilities consolidations and the impairment of assets in accordance with its long-lived asset policy. The following table summarizes these special charges (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Employee severance	$1,142	$1,538	$1,890	$2,220
Facilities charges and other	—	1,207	—	1,631
Impairment of property and equipment	—	373	—	2,497
Impairment of intangibles and other assets	—	—	—	11,393

	$1,142	$3,118	$1,890	$17,741

Six Months Ended June 30, 2002

The Company recorded special charges totaling $748,000 and $1.1 million in the three and six months ended June 30, 2002, respectively, associated with reductions in force in March and June of approximately 40% of consolidated staffing. These special charges were primarily related to severance and related termination benefits and are expected to be paid in cash.

The Company’s accrual for certain special charges was as follows at the respective balance sheet dates (in thousands):

	Year Ended	Three Months Ended	Three Months Ended
	Dec. 31, 2001	March 31, 2002	June 30, 2002

Beginning Balance	$310	$2,939	$2,415
Additional accruals	3,790	748	1,149
Paid in cash	(1,161)	(1,272)	(389)

Ending Balance	$2,939	$2,415	$3,175

The Company’s accrued special charges consist of the portion of the remaining term of its obligations related to vacated facilities as well as future severance payments to terminated employees. To date, the Company has not recorded the reversal of any previously accrued special charges, and anticipates paying the remaining accrued special charges in cash over the course of the related rental leases or severance terms as applicable.

5. NET LOSS PER SHARE

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

Options outstanding	6,777,327
Warrants outstanding	262,978

Shares excluded	7,040,305

The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Weighted average shares outstanding	40,254,630	41,727,279	40,374,789	40,150,656
Weighting of shares subject to repurchase	(25,951)	(211,087)	(44,583)	(248,056)

Weighted average shares used to calculate basic and diluted earnings per share	40,228,679	41,516,192	40,330,206	39,902,600

6. CONCENTRATION OF RISK AND SEGMENT DISCLOSURES

Financial instruments that potentially subject the Company to concentrations of market risk consist of cash and cash equivalents, short-term investments, and long-term obligations. Fair values of cash and cash equivalents and short- term investments approximate cost due to the short period of time to maturity. The fair values of financial instruments that are short-term and/or that have little or no market risk are considered to have a fair value equal to book value. The Company maintains cash and cash equivalents on deposit at various institutions that at times exceed the insured limits by the Federal Deposit Insurance Corporation. This exposes the Company to potential risk of loss in the event the institutions become insolvent. The Company does not have any derivative financial instruments.

The Company extends credit to its customers. The Company performs initial and ongoing evaluations of its customers’ financial positions, and generally extends credit on open account, requiring collateral as deemed necessary.

During the three and six months ended June 30, 2002 and 2001, the Company had sales to certain significant customers, as a percentage of revenues, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Customer A	14%	18%	13%	17%
Customer B	15%	2%	10%	2%
Customer C	—	11%	4%	6%
Customer D	—	11%	—	6%
Customer E	—	7%	—	15%

	29%	49%	27%	46%

The Company operates in two business segments, digital media services and media restoration services, for which the Company receives revenues from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s Executive Team (CET) that is comprised of the Company’s Chief Executive Officer and certain of its Vice Presidents. The CET reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services for purposes of making decisions and assessing financial performance. The following table provides information about the Company’s segments (in thousands).

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002

	Digital Media	Media		Digital Media	Media
	Services	Restoration	Consolidated	Services	Restoration	Consolidated

Revenues	$2,352	$865	$3,217	$4,850	$1,627	$6,477
Gross margin	$(845)	$430	$(415)	$(1,177)	$777	$(400)
Net loss	$(8,195)	$(84)	$(8,279)	$(15,790)	$(127)	$(15,917)
Total assets	$60,432	$2,463	$62,895	$60,432	$2,463	$62,895

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001

	Digital Media	Media		Digital Media	Media
	Services	Restoration	Consolidated	Services	Restoration	Consolidated

Revenues	$1,971	$705	$2,676	$3,340	$1,265	$4,605
Gross margin	$(330)	$467	$137	$(2,060)	$855	$(1,205)
Net loss	$(10,974)	$(9)	$(10,983)	$(37,175)	$(6)	$(37,181)
Total assets	$103,748	$2,375	$106,123	$103,748	$2,375	$106,123

7. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

In June 2002, the Company purchased certain assets of Digital Media Broadcast, a California company that provides digital media services similar to that of the Company. The pro forma impact of this acquisition was immaterial to our historical results of operations as presented, and accordingly no pro forma information is presented.

Goodwill amortization and acquisition charges relating to business combinations completed prior to July 1, 2001, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Goodwill amortization and acquisition charges	$—	$335	$—	$1,578
Intangibles amortization charges	713	1,247	1,409	2,232

	$713	$1,582	$1,409	$3,810

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141) and FAS 142. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. FAS 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, which was superceded by FAS 144.

The provisions of FAS141 were adopted effective June 30, 2001. We completed two business acquisitions during the period from July 1, 2001 to December 31, 2001. The Company recognized no goodwill or assets with indefinite useful lives resulting from these acquisitions, and accordingly this statement had no impact. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

As of January 1, 2002, the Company had the following intangible assets (in thousands):

		Accumulated
	Gross Asset	Amortization	Net Book Value

Identified intangibles — VidiPax acquisition	$2,666	$(1,370)	$1,296
Goodwill — VidiPax acquisition	2,568	(1,258)	1,310
Intangibles — DiscoverMusic acquisition	2,129	—	2,129
Intangibles — Activate acquisition	1,745	(218)	1,527
Intangibles — On-line radio acquisitions	421	—	421

	$9,529	$(2,846)	$6,683

As of January 1, 2002, $222,000 in intangibles with indefinite useful lives were reclassified into goodwill in accordance with FAS142. These intangibles had a remaining useful life of 18 months as of the reclassification date, accordingly, in each quarter through the quarter ending June 30, 2003, amortization will be decreased by approximately $37,000. During the three months ended June 30, 2002, the Company completed its transitional goodwill impairment test. Based upon the Company’s analysis there was no impairment of goodwill upon adoption of FAS142 on January 1, 2002. The Company plans to conduct its annual impairment test during the fourth quarter of each year. The Company also performed impairment tests for previously acquired intangible assets during the three months ended June 30, 2002 and determined that these intangible assets were not impaired.

Net loss and loss per share for the periods ended June 30, 2001 adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	March 31, 2001	June 30, 2001	June 30, 2001

Net loss:
Reported net loss	$(26,198)	$(10,983)	$(37,181)
Goodwill amortization	1,243	335	1,578
Amortization of intangibles with indefinite lives	37	37	74

Adjusted net loss	(26,161)	(10,946)	(37,107)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.68)	$(0.26)	$(0.93)
Goodwill amortization	0.03	0.01	0.04
Amortization of intangibles with indefinite lives	0.00	0.00	0.00

Adjusted basic and diluted net loss per share	$(0.65)	$(0.25)	$(0.89)

8.  LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

Long-term Debt

As of June 30, 2002, the Company’s principal commitments consisted of obligations outstanding under operating leases, capital leases and credit facilities with our banks. Tthe Company has a credit agreement with a bank providing for a revolving credit facility and letters of credit aggregating up to $19.0 million to be used for working capital and general corporate needs, and to refinance existing long-term debt. Obligations under the Credit Agreement are collateralized by a security interest in an investment account that must hold short-term investments and cash equivalents with a value of at least $30.0 million. The revolving facility requires monthly payments of interest only until maturity on July 31, 2003. At June 30, 2002, $19.0 million was outstanding under the revolving facility. The Company intends to voluntarily repay the outstanding balance in full during the third quarter of 2002 and accordingly has classified the amount as a current liability.

Loans under the revolving facility bear interest at the bank’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus 100 basis points. The Company has multiple other credit facilities and leasing arrangements that, in general, are not prepayable without penalty. Total amounts outstanding under these arrangements are $1.5 million as of June 30, 2002. The interest rates on these instruments range from 4.75% to 9.65%. The instruments have various maturity dates through November 2005. Letters of credit of approximately $800,000 back certain of these notes and capital lease obligations.

As a result of the acquisition of Activate in September 2001, the Company agreed to pay $3.0 million of the acquisition consideration on the first anniversary of the closing in a combination of cash and stock. The Company has negotiated final payment terms that will consist of $2.0 million in cash payable on October 1, 2002 and 1.0 million shares of restricted stock payable in August 2002.

9.  LEGAL PROCEEDINGS

Between July 26, 2001 and August 30, 2001, several substantially similar class action complaints were filed in the United States District Court for the Southern District of New York against the Company and certain of its present and former officers and directors, as well as against certain underwriters who handled the Company’s March 15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased our common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by our underwriters in connection with the Company’s initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The allegations set forth in these complaints are substantially similar to those made in class actions filed against over 300 other companies that issued securities within the past three years. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. The individual defendants and the Company have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the Company’s initial public offering.

The Company believes that the individual defendants and the Company have meritorious defenses to the claims made in the complaint and the Company intends to defend the actions vigorously. However, there can be no assurance that we will be successful on its defenses or in its assertion of indemnification, and an adverse resolution of the lawsuit could have a material adverse affect on its financial position and results of operation in the period in which the lawsuit is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit, although the Company does not believe it will have a material adverse impact on its financial condition or results of operations.

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

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. As of June 30, 2002, management is not aware of any other asserted or pending litigation or claims against the Company that would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

10.  RELATED PARTY TRANSACTIONS

On October 26, 2001, the Company entered into an agreement with the Martin and Alex Tobias, pursuant to which Loudeye purchased four million shares of Loudeye common stock from the Tobias’s for $2.0 million, or $0.50 per share, and also entered into a comprehensive agreement with the Tobias’s, including the extension of a $2.0 million secured line of credit to the Tobias’s (“the Loan”). The Loan is collateralized by liens on certain real property assets owned by Mr. Tobias, as well as all his remaining 4.1 million Loudeye shares. Under the terms of the agreement, the collateral shares will be restricted from public market sale, without Loudeye’s consent, until the later of January 31, 2003, or the full repayment of the Loan. The Loan matures June 30, 2003. As of June 30, 2002, there was $1,750,000 advanced under the credit line, which is presented in intangibles and other long-term assets in the accompanying balance sheets. In April 2002 as described below, Mr. Tobias’ Loan was reduced by $378,552. As of July 31, 2002, Mr. Tobias could draw an additional $250,000 under this arrangement.

In addition, if Mr. Tobias is unable to sell shares of Loudeye common stock so that the proceeds from these sales equal the lesser of (a) $500,000 or (b) the proceed from sales of 150% of the maximum number of shares that could have been sold by Mr. Tobias under Rule 144 during the calendar quarter multiplied by the Discounted Share Price (as defined below) (the “Minimum Liquidity Commitment”), then Mr. Tobias may require the Company to purchase shares from him at the Discounted Share Price so that his total proceeds for the quarter equal the Minimum Liquidity Amount. The Discounted Share Price is the lesser of (x) the average closing bid price of the Company’s common stock for the trailing 30 trading days or (y) 95% of the closing bid price of the Company’s common stock on the last trading day of the quarter. This right expires on the earlier of (i) three business days following June 30, 2003, (ii) repayment in full of the Loan or (iii) such time as Mr. Tobias ceases to be the beneficial or record owner of any shares of the Company’s common stock. In April 2002, pursuant to the Minimum Liquidity Commitment, the Company bought 613,040 shares of its common stock from Mr. Tobias at a price of $0.6175 per share. As required by the agreements, Mr. Tobias transferred those shares to the Company and the outstanding balance of the loan was reduced by the $378,552 paid for those shares. In July 2002, pursuant to the Minimum Liquidity Commitment, the Company bought 599,430 shares of its common stock from Mr. Tobias at a price of $0.3420 per share. As required by the agreements, Mr. Tobias transferred those shares to the Company and the outstanding balance of the loan was reduced by the $205,000 paid for those shares.

In March 2001, the Company loaned its former President, David L. Weld Jr. $90,000 pursuant to a promissory note bearing interest at the prime rate plus 1%. This loan is due in three equal installments of principal plus accrued interest on each of March 31, 2002, September 3, 2003 and September 3, 2004. The first installment of $30,000 was paid by Mr. Weld on March 31, 2002.

In April 2001, the Company loaned its former Sr. Vice President of Sales, Todd A. Hinders $64,000 pursuant to a promissory note bearing interest at the prime rate plus 4%. This loan must be repaid in annual installments on each anniversary of the loan equal to the greater of $3,000 or the Alternative Minimum Tax credit carry forward utilized on Mr. Hinders’ tax return for that year.

In May 2001, the Company acquired all of the capital stock of Addition Systems, Inc. owned by Digital Media Campus Inc. in exchange for a payment of $1,323,766. In addition, Digital Media Campus assigned to us a promissory note receivable due from eWave Networks which was held by them in the amount of $248,766. John Baker, our Chief Executive Officer and Chairman of the Board of Directors, was Chief Operating Officer of Digital Media Campus until he joined Loudeye in March 2001.

In June 2002, the Company acquired certain assets of Digital Media Broadcast, Inc., a California digital media company. Subsequent to this acquisition, Mr. Thomas A. Heymann was appointed a director of the Company. Mr. Heymann is a managing director and co-founder of Digital Coast Ventures Corp., an investment fund focused on later-stage opportunities in broadband, wireless services, digital media, enterprise software, and Web services. Digital Coast Ventures Corp. was an investor in Digital Media Broadcast, Inc.

11. SUBSEQUENT EVENTS

On August 6, 2002 our Board of Directors approved a stock repurchase plan that allows for us to repurchase up to $2.0 million in shares on the open market over the next 12 months.

Subsequent to June 30, the Company negotiated an agreement with CMGi concerning the final payment terms for the acquisition of Activate.net. These terms stipulate that the $3.0 million payment as required by the purchase agreement will be replaced by a payment that will consist of $2.0 million in cash payable on October 1, 2002 and 1.0 million shares of restricted stock payable in August 2002.

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

Our enhanced enterprise communication services include live and on-demand audio and video webcasting services, supported by proprietary applications such as synchronized streaming slide presentation capabilities. Using our services, enterprises can offer small and large audiences access to webcasts of a variety of corporate events, such as product launches, investor earnings calls, conferences and distance learning seminars. The target customers for these solutions include medium and large-sized enterprises across a range of industry segments. We recognize revenues as services are rendered.

Our other digital media services are primarily focused on the digital music market, including digital music encoding, metadata licensing, audio fingerprint database generation, hosted music sample services, hosted music download services, digital rights management license clearing, online radio solutions and rich media advertisement insertion and sales. Supporting some of these offerings, we have certain music licenses and relationships with the five major recording labels and over 800 independent record labels. The target customers for our digital music services include traditional and Internet-based retailers, media and entertainment companies, including media portals, broadcasters, the major record labels and advertisers.

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

     Media Restoration Services. Our media restoration services solutions restore and migrate legacy media archives to current media formats. The target customers for these services include many of the customers for our digital media services, as well as large legacy media archives, specifically including those found at major libraries, universities and enterprises. We recognize revenues as services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

One of our key strategies has been to pursue selectively strategic acquisitions to enter new markets, expand our suite of services and product offering, increase our customer base and strengthen our market position. During 2000 and 2001 we completed the following acquisitions:

•	Vidipax Acquisition. In June 2000, we acquired Vidipax, a New York company which performs audio and video media restoration and migration services. The acquisition price was $1.9 million in cash, 68,284 shares of common stock and an additional payment in July 2001 of 2,189,111 shares of common stock.

•	DiscoverMusic Acquisition. In March 2001, we acquired DiscoverMusic, a Seattle company which is the largest provider of music samples on the Internet. The acquisition price was $4.6 million in cash plus acquisition costs and accrued liabilities, net of DiscoverMusic’s cash, and 3,677,013 shares of common stock.

•	Online Radio Acquisitions. In March and June 2001, we acquired the assets and technology of two online radio companies, OnAir Streaming Networks and theDial. The combined acquisition price was $2.2 million in cash and 645,096 shares of common stock. In June 2001, we acquired Addition Systems, Inc., a Los Angeles company that develops proprietary content insertion technology. The acquisition price was $1.5 million in cash plus acquisition costs and 550,000 shares of common stock.

•	Activate Acquisition. In September 2001, we acquired Activate.net Corporation, a Seattle company which provides live and on-demand webcasting services for a variety of enhanced enterprise communication needs. The acquisition price was $1.0 million in cash, $2.4 million of assumed liabilities and a deferred payment of $3.0 million in stock or cash one year from the initial close of the transaction, which is included as accrued acquisition consideration on our balance sheets. The Company has negotiated final payment terms that will consist of $2.0 million in cash payable on October 1, 2002 and 1.0 million shares of restricted stock payable in August 2002.

•	Digital Media Broadcast Acquisition. In June 2002, we acquired Digital Media Broadcast, Inc. a Los Angeles company which provides digital media services to a similar class of customers as Loudeye provides services to.

In 2001 and 2002 we implemented operational consolidation and cost saving initiatives, which included the integration and realignment processes related to our acquisition activity. As a result of these initiatives, we consolidated our production operations from three separate facilities to the one facility acquired in the Activate transaction, and implemented reductions in personnel. Details related to these initiatives are described in more detail below under Special Charges. We believe that as a result of the management realignment actions taken in previous periods that gross margins and operating margins should improve during the third quarter of 2002.

We estimate that a significant majority of our cost of revenues, general and administrative expenses and research and development expenses are fixed or semi-fixed. Sales commissions are variable depending upon orders booked and when revenue is recognized. We have sustained losses on a quarterly and annual basis since inception and we expect to sustain losses for the foreseeable future as we invest in and grow our operations. As of June 30, 2002, we had an accumulated deficit of $158.7 million. Operating losses resulted from costs incurred in the development and sale of our products and services as well as non-cash charges related to stock-based compensation and amortization of intangibles and other assets. Special charges related to property and equipment impairments, intangibles impairments and facilities closures have been a material component of operating losses as well. We expect our gross operating expenses to decrease on an annual basis as we execute our business plan post-restructuring.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to 2001

     Revenues. Consolidated revenues totaled $3.2 million and $2.7 million for the three months ended June 30, 2002 and 2001, respectively. The increase was due primarily to the acquisition of DiscoverMusic in March 2001 and the acquisition of Activate in September 2001, as well as the continued growth of our VidiPax subsidiary. We expect the overall modest increase in revenues to continue throughout 2002.

The primary reason for the increase in revenues was a result of the acquisition of Activate in September 2001. We had revenues of approximately $1.5 million from our webcasting services in the second quarter of 2002. The increase in webcasting revenues resulting from the acquisition of Activate was partially offset by a decrease of approximately $800,000 in audio encoding services, which generated $77,000 in 2002 as compared to $876,000 in 2001. An additional offset to the webcasting revenue increase was the result of a decrease of approximately $137,000 in 2001 related to products and services that were supported in 2001, but are no longer supported in 2002.

Media restoration revenues totaled $865,000 in the three months ended June 30, 2002, as compared to $706,000 in the three months ended June 30, 2001. This increase was the result of increased acceptance of these services in the market, increased operational efficiency, increased pricing and the continuing work from one of our largest customers, Coca-Cola, which provided approximately 14% of consolidated revenues in the three months ended June 30, 2002. We expect revenues generated from VidiPax to increase each quarter in 2002.

     Cost of Revenues. Cost of revenues increased to $3.6 million in the three months ended June 30, 2002 from $2.5 million in the period ended June 30, 2001. Excluding depreciation and amortization costs of revenues increased to $2.8 million in 2002 from $1.8 million in 2001. This was primarily due to the significantly higher number of personnel involved in digital media services production (including enterprise communications). This increased headcount combined with higher levels of fixed costs associated with the acquisition of our enterprise communications service line and the relatively fixed nature of our traditional encoding services caused the decrease in margins. Depreciation, the primary non-cash component of cost of revenues, increased to $812,000 from $729,000 in 2001 as a result of the higher levels of equipment received in conjunction with the acquisition of Activate offset by the lower level of depreciation expense resulting from the property and equipment write-downs recorded in 2001. We believe that margins should improve as a result of the consolidation of our production operations from three separate facilities to the one facility acquired in the Activate transaction and the related reductions in personnel in both the first and second quarters of 2002. This integration should result in lower overhead costs in one shared facility. We expect margins on traditional service offerings to improve as our product mix changes towards enterprise webcasting, subscription services and offerings based upon our archival platform. Additionally, our margins should improve on a quarterly basis as we generate greater revenues without a proportionate increase in our cost of production for our digital media services. We expect our capacity to be more fully utilized as our restructured sales force achieves greater market penetration and our revenues increase.

Media restoration cost of revenues totaled $435,000 in 2002, an increase from $238,000 in 2001. The increase rose slightly out of proportion to the increased revenues. This is a result of the variable nature of the restoration business, which requires adding personnel to generate additional revenues. Additionally, the facility expansion at VidiPax has led to higher levels of depreciation on a comparative basis. We expect the margins on media restoration services to remain relatively unchanged in the foreseeable future.

     Research and Development Expenses. Research and development expenses totaled $1.0 million and $2.7 million in the three months ended June 30, 2002 and 2001, respectively. The decrease is due to the significant reduction in the number of development personnel as a result of the corporate restructurings. Costs of enhancing webcasting offerings, the continued support of our music platform and the development of online radio technology and other unannounced applications and service offerings comprised a majority of our research and development expenses in 2002.

We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructurings and focus on enterprise webcasting services and digital audio opportunities, development headcount was significantly reduced and, as a result, we expect research and development expenses to decline in 2002. We had approximately $97,000 in media restoration services costs classified as research and development, as a result of new efforts to integrate certain acquired equipment into the production process.

     Sales and Marketing Expenses. Sales and marketing expenses totaled $2.2 million and $2.7 million in the three months ended June 30, 2002 and 2001, respectively. Sales and marketing expenses consist primarily of salaries, commissions, co-marketing expenses, trade show expenses, product branding costs, advertising and cost of marketing collateral. The decrease in sales and marketing expenses was due to the decreased personnel subsequent to our reduction in force.

Media restoration services sales and marketing expenses totaled $80,000 and $185,000 in the three months ended June 30, 2002 and 2001, respectively. This decrease was due to a general change in the compensation structure at VidiPax.

     General and Administrative Expenses. General and administrative expenses totaled $2.8 million and $2.5 million in the three months ended June 30, 2002 and 2001, respectively. General and administrative expenses consist primarily of unallocated rent, facilities and information technology charges, salaries, legal expenses for general corporate purposes and investor relations and other costs associated with being a public company. General and administrative expenses increased by approximately $700,000 which is offset by a credit to general and administrative expense of approximately $400,000 related to the reduction in certain payroll-related and other accrued expenses that are not expected to be paid as a result of our reduction in force in June. The increase was due to a greater number of employees performing general and administrative responsibilities and an increased mix of higher compensated employees as compared to the previous year. Additional increases in general and administrative expenses have been a result of increases in insurance premiums associated with being a public company and continued legal expenses resulting from general legal matters. Our media restoration segment contributed general and administrative expenses of approximately $338,000 and $290,000 in the three months ended June 30, 2002 and 2001, respectively. General and administrative expenses are expected to decrease as a result of the recent reduction in force, which included a number of executives.

     Amortization of Intangibles and Other Assets. Amortization of intangibles and other assets totaled $713,000 and $1.6 million in the three months ended June 30, 2002 and 2001, respectively. The decrease was primarily due to the impairment charges recorded during 2001, which led to lower balances of intangible assets, and in turn, lower amortization charges. In addition. effective January 1, 2002, the Company adopted FAS 142, which stipulates that goodwill can no longer be amortized. Amortization expense decreased by $459,000 as a result of the implementation of FAS 142.

     Stock-Based Compensation. Amortization of deferred stock compensation was $102,000 and $425,000 in 2002 and 2001, respectively. This decrease is a result of previous reductions in force. These reductions in force have resulted in reversals of previously recorded deferred stock compensation associated with the terminated employees. As a result of stock option cancellations, we recorded a stock-based compensation credit of $1.4 million in the three months ended June 30, 2001, resulting in a total stock-based compensation credit of $995,000 for the three months ended June 30, 2001. We expect future amortization of deferred stock compensation to decline on a monthly basis. Future stock-based compensation charges may vary as a result of variable accounting following our option exchange in the third quarter of 2001.

     Special Charges. The Company recorded Special Charges in each of the six quarters ended June 30, 2002 related to ongoing corporate restructuring, facilities consolidations and the impairment of assets in accordance with our long-lived asset policy. The following table summarizes those charges (in thousands):

	Three Months Ended
	June 30,

	2002	2001

Employee severance	$1,142	$1,538
Facilities charges and other	—	1,207
Impairment of property and equipment	—	373
Impairment of intangibles and other assets	—	—

	$1,142	$3,118

Three Months Ended June 30, 2002

The Company recorded special charges in the three months ended June 30, 2002 associated with a reduction in force in June of approximately 37% of consolidated staffing, or 59 employees, including our Chief Financial Officer and our General Counsel. The special charge of $1.1 million was related to severance and related termination benefits which will be paid in cash. The Company does not currently anticipate future special charges.

Three Months Ended June 30, 2001

We recorded a $3.1 million special charge being incurred in the second quarter of 2001 for severance payments to employees terminated, facilities closure costs and certain asset impairments.

Included in the facilities charges and other are accrued lease buy-out fees for closed facilities, as well as assets related to the reduction in headcount that took place as a result of the announced restructuring. The Company’s accrual for certain special charges was as follows at the respective balance sheet dates:

(in thousands)
December 31, 2001	$2,939
Additional accruals	1,897
Paid in cash	(1,661)

June 30, 2002	$3,175

     Interest Income. Interest income representing earnings on our cash, cash equivalents and short-term investments totaled $309,000 and $838,000 in the three months ended June 30, 2002 and 2001, respectively. The decrease in income was due to lower average cash and investment balances in 2002, as well as lower interest rates in 2002. We expect that our interest income will decrease in the future as our cash balances decrease to fund our operating, investing and financing activities.

     Interest Expense. Interest expense relating to our debt instruments, as well as amortization of financing charges related to our debt instruments, totaled $235,000 and $334,000 in the three months ended June 30, 2002 and 2001, respectively. The decrease was due to lower interest rates resulting from the new credit facility signed in October 2001.

Six Months Ended June 30, 2002 Compared to 2001

     Revenues. Revenues totaled $6.5 million and $4.6 million for the six months ended June 30, 2002 and 2001, respectively. The increase overall was primarily due primarily to the acquisition of DiscoverMusic in March 2001, and the acquisition of Activate in September 2001.

The primary reason for the increase in revenues was a result of the acquisition of Activate in September 2001.We had revenues of approximately $2.6 million from our webcasting services in the second quarter of 2002. The increase was offset largely by decreases in other revenues. Encoding revenues decreased from $1.5 million in the six months ended June 30, 2001 to $77,000 in the same period in 2002 as a result of the changing market conditions and our decision to de-emphasize this service offering. We recognized revenues of approximately $565,000 associated with services which were included in 2001 but which are no longer supported at the level that we supported them in the previous year. The de-emphasized products and services represented approximately $33,000 in revenues in the six months ended June 30, 2002 and included video encoding revenues and consulting revenues.

Media restoration revenues totaled $1.6 million in 2002, as compared to $1.3 million in 2001. This increase was the result of increased orders from a few significant customers. We expect revenues generated from VidiPax to increase each quarter in 2002.

     Cost of Revenues. Cost of revenues increased to $6.9 million in the six months ended June 30, 2002 from $5.8 million in the period ended June 30, 2001. This gross increase was a results of the acquisition of Activate in September 2001. As a percentage of revenues, cost of revenues decreased from 126% to 106% over the same periods. This decrease was due to the change in revenue mix from fulfillment and encoding revenues to enterprise communications and media restoration. This shift from relatively higher fixed cost services to lower cost services brought about the improvement in margins on a comparative basis.

Media restoration cost of revenues totaled $850,000 in 2002, as compared to $410,000 in 2001. This increase was the result of the increased production capacity and increased depreciation on equipment purchased to generate the additional revenues at VidiPax.

     Research and Development Expenses. Research and development expenses totaled $2.3 million and $5.4 million in the six months ended June 30, 2002 and 2001, respectively. The decrease over the same period in 2001 is primarily due to the significantly lower levels of developers in place to support the current service and product offerings. Costs of developing automated encoding and ordering systems as well as a more streamlined webcasting offering comprise the majority of research and development expenses.

We believe that continued investment in research and development is critical to attaining our strategic objectives. However, as a result of our operational restructuring, we have shifted our focus to near-term cash generating offerings, and as a result have reduced our levels of development personnel. We had approximately $97,000 in media restoration services costs classified as research and development in 2002. We expect research and development expenses to continue sequentially at lower rates in the second half of 2002.

     Sales and Marketing Expenses. Sales and marketing expenses totaled $4.5 million and $5.3 million in the six months ended June 30, 2002 and 2001, respectively. Sales and marketing expenses consist primarily of salaries, commissions, co-marketing expenses, trade show expenses, product branding costs, advertising and cost of marketing collateral. The significant decrease in sales and marketing expenses was primarily due to the decreased personnel subsequent to our corporate restructuring and an overall reduction in marketing spending.

     General and Administrative Expenses. General and administrative expenses totaled $6.2 million and $5.2 million in the six months ended June 30, 2002 and 2001, respectively. The increase was due to a greater number of employees performing as general and administrative as compared to the previous year. Additionally, the mix of employees classified as general and administrative has moved from lower salaried employees to higher compensated executives. Additional increases in general and administrative expenses have been a result of continued increases in insurance premiums associated with being a public company and continued legal expenses resulting from general legal matters. General and administrative expenses should decrease as a result of the recent reduction in force, which included a number of executives classified as administrative.

     Amortization of Intangibles and Other Assets. Amortization of intangibles and other assets totaled $1.4 million and $3.8 million in the six months ended June 30, 2002 and 2001, respectively. The decrease was primarily due to the impairment charges recorded during 2001, which led to lower balances of intangible assets, and in turn, lower amortization charges. In addition. effective January 1, 2002, the Company adopted FAS 142, which stipulates that goodwill can no longer be amortized. Amortization expense decreased by $918,000 as a result of the implementation of FAS 142.

     Stock-Based Compensation. Stock-based compensation was a credit of $554,000 and $102,000 in 2002 and 2001, respectively. This increase in the credit is a result of previous reductions in force and related stock compensation reversals In June 2001, we recorded a charge of $635,000 related to a modification associated with stock options held by a former employee, which contributed to the higher charges in 2001. We expect future amortization of deferred stock compensation to decline on a monthly basis. Future stock-based compensation charges may vary as a result of variable accounting following our option exchange in the third quarter of 2001.

     Special Charges. The Company recorded special charges in each of the six quarters ended June 30, 2002 related to ongoing corporate restructuring, facilities consolidations and the impairment of assets in accordance with our long-lived asset policy. The following table summarizes those charges (in thousands):

	Six Months Ended
	June 30,

	2002	2001

Employee severance	$1,890	$2,220
Impairment of intangibles and other assets	—	1,631
Impairment of property and equipment	—	2,497
Facilities charges and other	—	11,393

	$1,890	$17,741

Six Months Ended June 30, 2002

The Company recorded special charges in the six months ended June 30, 2002 associated with two reductions in force announced March 8, 2002 and June 2002 of approximately 40% of consolidated staffing. The total number of affected employees was 86, which included our President, Chief Financial Officer and General Counsel. The special charge of $1.9 million was related to severance and related termination benefits which will be paid in cash. The Company does not currently anticipate future special charges.

Six Months Ended June 30, 2001

In the six months ended June 30, 2001, we recorded special charges of $17.7 million as a result of employee reductions, the impairment of intangibles and other assets and the abandonment of certain facilities. Charges of $2.2 million were recorded for termination benefits for those employees terminated in the period. We recorded impairment charges of approximately $10.6 million associated with the intangibles resulting from the acquisition of Alive.com in December 1999. Remaining impairment charges recorded were $700,000 related to warrants issued to a previous strategic partner, $2.5 million related to fixed assets used in the provision of services which were de-emphasized in 2001 and approximately $1.6 million related to rent accruals made for abandoned facilities or tenant improvement writedowns.

     Interest Income. Interest income representing earnings on our cash, cash equivalents and short-term investments totaled $642,000 and $2.1 million in the six months ended June 30, 2002 and 2001, respectively. The decrease in income was due to our lower average cash and investment balances in 2002 in addition to lower interest rates. We expect that our interest income will decrease in the future as our cash balances decrease to fund our operating, investing and financing activities.

     Interest Expense. Interest expense relating to our debt instruments, as well as amortization of financing charges related to our debt instruments, totaled $452,000 and $676,000 in the six months ended June 30, 2002 and 2001, respectively. The decrease was due to lower interest rates resulting from the new credit facility signed in October 2001.

Liquidity and Capital Resources

As of June 30, 2002, we had approximately $42.6 million of cash, cash equivalents and short-term investments. We are required to keep $30.0 million of this in an investment account that serves as collateral for our $19.0 million credit facility. The Company intends to voluntarily repay the outstanding balance in full during the third quarter of 2002 and accordingly has classified the amount as a current liability.

Net cash used in operating activities was $13.9 million and $13.3 million in the six months ended June 30, 2002 and 2001, respectively. For 2002, cash used in operating activities resulted primarily from a net loss of $15.9 million, an cash change of approximately $245,000 in accounts receivable and an increase in accrued compensation, benefits and other expenses of $1.1 million, partially offset by non-cash charges totaling $2.9 million related to stock-based compensation, depreciation and amortization, and the non-cash component of the special charge. Decreases in prepaid expenses of $291,000 and increases in accounts payable and accrued special charges totaling $660,000 also partially offset the other cash operating uses in the period. For 2001, cash used in operating activities resulted primarily from a net loss of $37.2 million, partially offset by non-cash charges totaling $21.8 million related to stock-based compensation, depreciation and amortization, and the non-cash component of the special charge, a decrease of approximately $1.5 million in accounts receivable and an increase in accrued compensation, benefits and other expenses of $2.1 million.

Net cash from investing activities was a usage of $9.2 million in the six months ended June 30, 2002, and a cash increase in $22.8 million in the six months ended June 30, 2001. For 2002, cash provided by investing activities was primarily related to the net sales of short-term investments, partially offset by purchases of property and equipment. We extended loans totaling $750,000 under a pre-existing arrangement to a related party. These loans accrued interest totaling $21,000. Additionally, in 2002, we spent approximately $220,000 for the acquisition of certain assets. For 2001, cash provided by investing activities was primarily related to the net sales of short-term investments, partially offset by purchases of property and equipment and cash paid for the acquisition of DiscoverMusic and certain assets of OnAir in March 2001, and certain assets of Addition Systems in June 2001.

Net cash used in financing activities was $773,000 and $2.3 million in the six months ended June 30, 2002 and 2001, respectively. The cash used in financing activities in 2002 primarily resulted from principal payments of our long-term debt totaling $813,000. In 2001, cash flows from financing activities resulted from principal payments of our long-term debt and capital lease obligations.

As of June 30, 2002, our principal commitments consisted of obligations outstanding under operating leases, capital leases and credit facilities with our banks. Our current revolving facility requires monthly payments of interest only until maturity on July 31, 2003. At June 30, 2002, $19.0 million was outstanding under the revolving facility.

Loans under the revolving facility bear interest, at our option, at the bank’s prime rate, or the London Interbank Offered Rate (“LIBOR”) plus 100 basis points. Our interest rate on the outstanding principal balance was 2.93% in the six months ended June 30, 2002. The interest rates will be adjusted after the LIBOR term to reflect the LIBOR rate in effect at that time.

We have multiple other credit facilities and leasing arrangements that, in general, are not prepayable without penalty. Total amounts outstanding under these arrangements are $1.5 million as of June 30, 2002. The interest rates on these instruments range from 4.75% to 9.65%. The instruments have various maturity rates through November 2005. Letters of credit of approximately $800,000 back certain of these notes and capital lease obligations.

The Company has approximately $1.4 million of short-term investments which are utilized as collateral for certain irrevocable standby letters of credit. These short-term investments have been classified as restricted investments on the accompanying balance sheets.

We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations and meet our working capital and capital expenditure requirements during 2002. Thereafter, if we cannot fund operating and other expenses, working capital and capital expenditure requirements from our operations, we may find it necessary to obtain additional equity or debt financing, sell assets or reduce spending plans. In the event additional equity or debt financing is required, we may not be able to raise it on acceptable terms, or at all. In addition, any projections of future cash needs and cash flows are subject to substantial uncertainty. We may need additional cash sooner than currently anticipated. The sale of additional equity or debt securities could result in dilution to our stockholders. Any debt securities issued could have rights senior to holders of common stock and could contain covenants that would restrict our operations.

Since our inception, our operating expenses have significantly increased in order to support our growth. We currently anticipate that such expenses will continue to be a material use of our cash resources. We expect that the following items may be a significant use of our capital resources in 2002:

•	We expect to repay our existing outstanding debt of $19 million during the third quarter in order to forego the related interest charges we have incurred on the outstanding debt balances.

•	On August 6, 2002 our Board of Directors approved a stock repurchase plan that allows for us to repurchase up to $2.0 million in shares on the open market over the next 12 months.

•	As a result of the acquisition of Activate.net from CMGi in September 2001, we have negotiated final payment terms that will consist of $2.0 million in cash payable on October 1, 2002 and 1.0 million shares of restricted stock payable in August 2002.

•	Capital expenditures, excluding acquisitions, are expected to total approximately $900,000 in the remainder of calendar year 2002 and will relate primarily to the facilities consolidation and normal operating asset replacements.

•	Our operating lease for our corporate headquarters costs approximately $110,000 monthly, or $660,000 for the remainder of 2002.

•	Additional commitments are outstanding under the existing facilities leases that have previously been expensed by us in the special charges. We expect to pay approximately $700,000 in rental charges in 2002 for the facilities that we no longer occupy.

•	Under our loan agreement with Martin Tobias, we may advance Mr. Tobias up to an additional $250,000 in 2002.

RISK FACTORS

     We have a limited operating history, making it difficult for you to evaluate our business and your investment

Loudeye was formed as a limited liability company in August 1997 and incorporated in March 1998. We therefore still have a very limited operating history upon which an investor may evaluate our operations and future prospects, as well as limited insight into trends that may emerge and affect our business. In addition, the revenue and income potential of our business and market are unproven and make it difficult for us to forecast future results. Because of the emerging nature of the industry, our executives have limited experience in it. As a young company operating in an emerging industry, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our potential for future profitability must be considered in light of these risks, uncertainties and difficulties.

     Our quarterly financial results will continue to fluctuate making it difficult to forecast our operating results

Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results will vary significantly from quarter to quarter in the future due to a number of factors, including the variability in demand for our services, their market acceptance, the ability of our customers to obtain the rights necessary to use our services and our ability to execute in line with our business plan.

Our current business plan incorporates a level of revenues which may not be attained. If we fail to reach the planned revenue amounts, our results will fluctuate accordingly, and we may not be able to address our expenditure levels in a timely manner. If our operating results fall below the expectations of securities analysts and investors in some future periods, our stock price will likely decline significantly.

     We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan and current stockholders may experience significant dilution

As of June 30, 2002, we had approximately $42.6 million in cash, cash equivalents and short-term investments, $30.0 million of which is used as collateral for our credit facility. We believe that our existing and available funds will be sufficient to meet the anticipated needs for our operations, working capital, debt service and capital expenditures for the next twelve months. Thereafter, we may need to raise additional funds. If additional funds are raised through the issuance of equity or convertible debt securities, our current stockholders may experience significant dilution in their ownership percentages and their rights. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends. We cannot assure you that additional financing will be available on favorable terms or at all. Such financings, should they occur might also place further financial restrictions on us. This uncertainty concerning available financing should it be necessary could seriously harm our business, results of operations and financial condition.

     Because we expect to continue to incur net losses, we may not be able to implement our business plan and our stock price may decline

We have incurred quarterly net losses totaling $144.5 million from August 12, 1997 (inception) through June 30, 2002, and we expect to continue to incur net losses for the foreseeable future. We may increase our operating expenses and capital expenditures in the future as we attempt to execute our business plan and maintain our competitive position. This may increase our quarterly net losses and negative cash flows. Our ability to execute our business plan may be hampered by future negative cash flows. Our stock price may decline as a result.

To address the risks and uncertainties facing our business plan, we must, among other things:

•	Achieve broad customer acceptance of our products and services;

•	Successfully scale our current operations and expand our sales efforts;

•	Maintain an appropriate level of expenditures;

•	Complete our facilities consolidation and exit plan;

•	Successfully integrate past and any potential acquisitions;

•	Enhance our existing services and applications products or develop and introduce new digital media services, applications and features in a timely manner;

•	Address copyright issues that affect our business;

•	Develop and maintain strategic relationships to enhance our products and services;

•	Attract and retain key employees;

•	Respond to competition.

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

     If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted from the Nasdaq SmallCap Market

Since July 30, 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq Stock Market for continued listing as a Nasdaq National Market security. In order to avoid delisting from Nasdaq entirely, we voluntarily applied to Nasdaq to have our listing transferred to the SmallCap Market. On July 16, 2002 our application was approved to transfer the listing of our common stock to the Nasdaq SmallCap Market. The Nasdaq SmallCap Market also requires compliance with a minimum bid price of $1.00 per share for at least 10 consecutive days. We must be in compliance with this requirement by March 28, 2003 (including all grace periods) or face delisting from Nasdaq.

There can be no assurance that we will be able to satisfy all requirements for continued listing of our common stock on the Nasdaq SmallCap Market, including the minimum bid price requirement and minimum tangible assets or stockholders’ equity requirements. If we are unable to meet Nasdaq’s requirements in the future, our stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders. Delisting would also make it more difficult for us to raise capital in the future. Additionally, our stock may then be subject to “penny stock” regulations.

     Acquisitions we have made or may make could disrupt our business and harm our financial condition

We expect to continue to evaluate and acquire businesses, technologies, services, or products that we believe are a strategic fit with our business. From inception to date, we have acquired all or parts of nine businesses, including certain assets of DigitalMediaBroadcast in June 2002. The integration of these and any future acquisitions into our operations may place a significant strain on our employees, systems and other resources. If any acquisition fails to integrate well, our operations and financial position could be harmed. We cannot assure you that the anticipated benefits of any acquisition will be realized. Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities associated with the acquired business, any of which could seriously harm our business, results of operations and financial condition.

     Our acquisition of Activate could cause significant dilution to existing stockholders which could decrease the trading price of our common stock

As a result of the acquisition of Activate.net from CMGi in September 2001, we have negotiated final payment terms that will consist of $2.0 million in cash payable on October 1, 2002 and 1.0 million shares of restricted stock payable in August 2002. Our existing stockholders, therefore, could face additional dilution subsequent to this payment.

     We are dependent on the development and rate of adoption of digital media and the delay or failure of this development would seriously harm our business

The development of commercial services and applications for digital media content is in its relatively early stages. Many factors could inhibit the growth of the adoption of digital media content, including concerns about the profitability of digital-media based businesses, uncertainty about intellectual property rights associated with digital media, bandwidth constraints, piracy and privacy.

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

Any alleged liability could cause us to spend significant money and management time to defend our business and reputation. Such actions could have an adverse affect on our business, results of operations and financial condition. Our customers for encoding services generally agree to hold us harmless from claims arising from their failure to have the right to encode the content given to us for that purpose. However, customers may contest this responsibility or not have sufficient resources to defend claims and we have limited insurance coverage for claims of this nature.

Because we host and transmit content over the Internet, we face potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights and other claims based on the nature of the content. In particular, we stream samples of copyrighted music recordings in our Samples service offering and provide encoding services. The music industry has been particularly litigious concerning the protection of these copyrights. We may have potential infringement claims made against us by these copyright holders. Claims of the above nature have been brought, and sometimes successfully pressed, against content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage or any alleged liability could harm our business.

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

     Our music content licenses could make our business more expensive to conduct

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

     Competition may decrease our market share, revenues, and gross margins

     We face intense and increasing competition to our product and service offerings. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. We believe that the principal competitive factors in our market include:

•	Service functionality, quality and performance;

•	Ease of use, reliability, scalability and security of services;

•	Establishing a significant base of customers and distribution partners;

•	Ability to introduce new services to the market in a timely manner;

•	Customer service and support;

•	Attracting third-party web developers; and

•	Pricing.

Although we do not currently compete against any one entity with respect to all of our service offerings, there are two principal types of companies we do compete with: enterprise Webcasting companies and other digital media services companies.

Enterprise Webcasting Competition. Our primary competitors are content distribution networks, such as Akamai and Internet broadcasters, such as Yahoo! Broadcast, Streampipe and others. These companies provide services similar to ours and each has a well-established market presence. We also compete with providers of traditional communications technologies, such as teleconferencing and videoconferencing, as well as applications software and tools companies, such as Centra Software, WebEx, Evoke

Communications, Lotus (SameTime), Microsoft (NetMeeting) and Placeware. There are also smaller competitors that focus on certain of our individual market segments, such as investor relations webcasts.

Other Competition. There are a number of other companies that provide services similar to ours. As the digital media services market continues to develop, we expect to see increased competition from traditional telecommunication service providers or resellers of those services. We also face competition from the in-house encoding services, streaming networks and content management systems and encoding services.

The market has continued and may continue to evolve and consolidate in certain areas. This may increase competition as larger combined entities may have access to a larger customer base than us. Additionally, such larger potential competitors may be able to sign agreements with vendors on more favorable terms than us, and in turn provide their competing services at a more affordable price than us. Such results of consolidation may impact our ability to successfully execute on our business plan.

Many of our competitors and potential competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors’ products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

     The technology underlying our services and applications is complex and may contain unknown defects that could impact the execution of our business plan

The technology underlying our business plan is complex and includes software that is both internally developed and licensed from third parties. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our offerings based upon them until after our related offerings are sold. Furthermore, because our services are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality product for our customers and therefore adversely affect our ability to execute our business plan.

We do not possess product liability insurance, and our errors and omissions coverage may not be sufficient to cover our complete liability exposure.

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

Our infrastructure is located at a single leased facility in Seattle, Washington, an area that is at heightened risk of earthquake and volcanic events. We may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

     Because our principal stockholders and management may have the ability to control a significant percentage of stockholder votes, the premium over market price that an acquiror might otherwise pay may be reduced and any merger or takeover may be prevented or delayed

Our officers and directors beneficially own or control the voting of approximately 23% of our outstanding common stock. Martin Tobias, our former chief executive officer and former member of the board of directors, has given the board of directors, an irrevocable proxy to vote all of the approximately 4.1 million shares of our Common Stock that he owns. See our definitive proxy statement as filed with the Securities and Exchange Commission on April 19, 2002 for a more complete description of the proxy. As a result, these stockholders, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including:

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

PART  II.  OTHER INFORMATION

ITEM  1:  LEGAL PROCEEDINGS

Between July 26, 2001 and August 30, 2001, several substantially similar class action complaints were filed in the United States District Court for the Southern District of New York against us and certain of our present and former officers and directors, as well as against certain underwriters who handled our March 15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased our common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by our underwriters in connection with our initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. The allegations set forth in these complaints are substantially similar to those made in class actions filed against over 300 other companies that issued securities within the past three years. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. The individual defendants and we have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of our initial public offering.

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

On May 8, 2001, we filed an arbitration demand with the American Arbitration Association (“AAA”) against Valley Media, Inc (“Valley”). We allege that Valley is liable for substantial damages for material breaches of a Services Agreement between the companies dated as of December 17, 1999, in which Valley made representations and warranties and agreed to perform certain obligations to facilitate the creation of a venture to create and market an Internet music clip streaming service. We provided notice of its intent to terminate that agreement by letter dated February 6, 2001, and that termination was effective 30 days thereafter. We have also alleged claims for misrepresentation, fraud, unjust enrichment and promissory estoppel. Valley has filed an answer in which it denies liability, and asserts counterclaims for breach of contract, conversion, and declaratory relief. The arbitration was stayed by Valley’s filing of a petition in bankruptcy, and the company intends to pursue a claim in the bankruptcy proceedings.

ITEM  2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  Recent Sales of Unregistered Securities

None

ITEM  3:  DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

On May 23, 2002, we held our Annual Meeting of Stockholders. At the meeting the following matters were approved by the vote specified below:

(a)	Anthony J. Bay was elected to serve as a director of the Company. Mr Bay received 30,054,521 shares of common stock voting in favor of his election and 76,255 shares of common stock were withheld. In addition, the terms of the following directors continued after the annual meeting of our stockholders: John T. Baker IV, Charles P. Waite, Jr. and Johan C. Liedgren.

(b)	The amendment of our articles of incorporation to change our name from Loudeye Technoloiges, Inc. to Loudeye Corp. The votes cast were as follows: 30,056,075 shares of common stock were voted for this amendment, 51,494 shares of common stock were voted against the amendment and 21,207 shares of common stock were withheld.

ITEM  5:  OTHER INFORMATION

     None.

ITEM  6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

Exhibit 2.3	First Amendment to Agreement and Plan of Merger dated September 25, 2001 by and among Loudeye Technologies, Inc., Ignition Acquisition Inc., and Activate.net Corporation and solely with respect to Sections 2.1(c), 5.2, 5.3 and 5.5 and Article VII, CMGi, Inc.
Exhibit 99.8	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Certification by John T. Baker IV, Chairman and Chief Executive Officer.
Exhibit 99.9	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Certification by Jerold J. Goade, Jr., Vice President, Finance and Controller.

     (b)  Reports on Form 8-K

     On May 29, 2002, we filed a Report on Form 8-K that announced on May 23, 2002, the Board of Directors decided to replace Arthur Andersen LLP, the Company’s independent accountants.

     On May 31, 2002, we filed an amended Report on Form 8-K that amended Item 7 of the Report on Form 8-K filed on May 29, 2002 to include a letter addressed to the Securities and Exchange Commission from Arthur Andersen LLP stating that they agree with the applicable disclosure in our Form 8-K filed with the Securities and Exchange Commission on May 29, 2002.

     On June 13, 2002, we filed a Report on Form 8-K that on June 6, 2002, based on the recommendation of the Audit Committee of the Board of Directors, the Board of Directors appointed PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2002.

     On June 14, 2002, we filed a Report on Form 8-K that announced the appointment of Thomas A. Heymann to the Board of Directors.

     On June 19, 2002, we filed an amended Report on Form 8-K which amended the date of the Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2002 to May 23, 2002 and amended the Amended Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2002 to May 23, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.

LOUDEYE CORP.

By	/s/ JOHN T. BAKER IV

John T. Baker IV Chairman, Chief Executive Officer and Principal Executive Officer

By	/s/ JEROLD J. GOADE, Jr.

Jerold J. Goade, Jr. Vice President Finance, Controller and Principal Accounting Officer