Form 10-Q
period 2002-09-30
LOUDEYE TECHNOLOGIES INC
filed 2002-11-12
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

 FORM 10-Q

(Mark One)

[ X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________  to ___________

Commission File Number:0-29583

Loudeye Corp.
(formerly known as Loudeye Technologies, Inc.)
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

Yes      [X]                   No       [   ]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common	40,461,207
(Class)	(Outstanding at November 1, 2002)

Loudeye Corp.

Form 10-Q Quarterly Report
For the Quarter Ended September 30, 2002

 TABLE OF CONTENTS

			Page
			------

PART	I.	FINANCIAL INFORMATION
Item	1	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets	3

		Condensed Consolidated Statements of Operations	4

		Condensed Consolidated Statements of Cash Flows	5

		Notes to Condensed Consolidated Financial Statements	6

Item	2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item	3	Quantitative and Qualitative Disclosures About Market Risk	32

Item	4	Controls and Procedures	33

PART	II.	OTHER INFORMATION
Item	1	Legal Proceedings	34
Item	2	Changes in Securities and Use of Proceeds	34
Item	3	Defaults Upon Senior Securities	34
Item	4	Submission of Matters to a Vote of Security Holders	35
Item	5	Other Information	35
Item	6	Exhibits and Reports on Form 8-K	35
		Signatures	36

PART I - FINANCIAL INFORMATION

 ITEM I   FINANCIAL STATEMENTS

LOUDEYE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except per share amounts)

	Sep. 30,	Dec. 31,
	2002	2001

ASSETS
Cash and cash equivalents	$ 6,338	$ 37,159
Short-term investments	12,255	22,436
Accounts receivable, net of allowances of $328 and $492	2,931	2,200
Notes receivable from related parties	1,322	-
Prepaid expenses and other current assets	997	1,769

Total current assets	23,843	63,564

Restricted investments	1,419	1,346
Property and equipment, net	5,917	7,306
Goodwill, net	1,532	1,310
Intangibles and other long-term assets, net	4,404	7,357

Total assets	$ 37,115	$ 80,883

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 1,392	$ 913
Accrued compensation and benefits	568	1,439
Other accrued expenses	1,228	1,859
Accrued special charges	1,931	2,939
Accrued acquisition consideration	2,000	3,000
Deposits and deferred revenues	64	639
Current portion of long-term debt	814	1,368

Total current liabilities	7,997	12,157

Long-term debt, net of current portion	419	19,532

Total liabilities	8,416	31,689

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 41,000 shares authorized, none outstanding	-	-

Common stock, additional paid-in capital and warrants, $0.001 par value, 100,000 shares authorized; 40,444 and 40,475 outstanding in 2002 and 2001; 5,815 and 4,000 in treasury in 2002 and 2001

	191,431	192,627
Deferred stock compensation	(177)	(883)
Accumulated deficit	(162,555)	(142,550)

Total stockholders' equity	28,699	49,194

Total liabilities and stockholders' equity	$ 37,115	$ 80,883

The accompanying notes are an integral part of these statements

LOUDEYE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

REVENUES	$ 3,626	$ 2,498	$ 10,103	$ 7,103

COST OF REVENUES
Cost of revenues, excluding depreciation	2,624	1,577	7,854	5,667
Depreciation	889	1,161	2,536	2,881

Total cost of revenues	3,513	2,738	10,390	8,548

Gross profit	113	(240)	(287)	(1,445)

OPERATING EXPENSES
Research and development	425	2,459	2,689	7,868
Sales and marketing	1,370	2,001	5,831	7,341
General and administrative	2,366	2,508	8,603	7,710
Amortization of intangibles and other assets	810	2,131	2,219	5,941
Stock-based compensation	91	313	(463)	211

	5,062	9,412	18,879	29,071

Special charges	-	2,721	1,890	20,462

OPERATING LOSS	(4,949)	(12,373)	(21,056)	(50,978)

OTHER INCOME (EXPENSE), net
Interest income	218	631	860	2,731
Interest expense	(138)	(267)	(590)	(943)
Other income (expense)	781	-	781	-

Total other income, net	861	364	1,051	1,788

Net loss	$ (4,088)	$ (12,009)	$ (20,005)	$ (49,190)

Basic and diluted net loss per share	$ (0.10)	$ (0.27)	$ (0.49)	$ (1.19)

Weighted average shares - basic and diluted	40,664	44,280	40,442	41,362

The accompanying notes are an integral part of these statements.

LOUDEYE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2002	2001
Operating activities:
Net loss	$ (20,005)	$ (49,190)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,381	11,396
Special charges and other	25	16,160
Other income from final settlement of acquisition terms	(700)	-
Stock-based compensation	(463)	211
Changes in operating assets and liabilities, net
of amounts acquired in purchase of business:
Accounts receivable	(577)	2,235
Prepaid expenses and other	691	(453)
Accounts payable	479	(345)
Accrued compensation, benefits and other expenses	(1,261)	1,808
Accrued special charges	(1,008)	-
Deposits and deferred revenues	(575)	(375)

Net cash from operating activities	(18,013)	(18,553)

Investing activities:
Purchases of property and equipment and other, net	(1,586)	(2,264)
Cash paid for acquisition of business and technology, net	(266)	(9,580)
Loans made to related party and related interest	(788)	-
Sales of investments, net	10,136	36,688

Net cash from investing activities	7,496	24,844

Financing activities:
Proceeds from sale of stock and exercise of stock options, net	40	137
Proceeds from long-term debt	-	15,163
Shares repurchased under repurchase program	(216)
Principal payments on long-term debt	(20,128)	(11,414)

Net cash from financing activities	(20,304)	3,886

Net change in cash and cash equivalents	(30,821)	10,177

Cash and cash equivalents, beginning of period	37,159	51,689

Cash and cash equivalents, end of period	$ 6,338	$ 61,866

Supplemental disclosure of cash flow information:
Issuance of common stock for acquisition of businesses and technology	$ 708	$ 10,756
Shares used to repay related party note	$ 584	-
Reversal of deferred stock compensation as a result of option cancellations	$ 1,169

The accompanying notes are an integral part of these statements.

LOUDEYE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

1.                   ORGANIZATION AND DEVELOPMENT STAGE RISKS

The Company
Loudeye Corp. (the Company) provides enterprise webcasting, related digital media services and media restoration services. The Company is headquartered in Seattle, Washington and conducts business in the United States in two business segments, digital media services and media restoration services.

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

2.                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Data
The interim condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2002.  The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.  The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full years.

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

Long-lived Assets
The Company continually assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows over the remaining useful life is less than the carrying amount of the asset. Should operating results fail to meet certain thresholds, an impairment charge may be necessary in the future.

New Accounting Policies
The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective June 30, 2002. The impact of adopting FAS 142 is discussed in Note 7.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which is effective for fiscal years beginning after December 15, 2001. FAS 144 supercedes FAS 121. The Company adopted FAS 144 as of January 1, 2002. Adoption of FAS 144 did not effect the Company's consolidated financial position or results of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which is effective for exit or disposal activities that are initiated after December 31, 2002. FAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). FAS146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS146 does not require restatement of prior financial results. The Company plans to adopt FAS 146 beginning with any exit or disposal activities initiated after December 31, 2002. The Company does not believe that FAS146 will impact its results of operations.

Reclassifications
Certain information reported in previous periods has been reclassified to conform to the current period presentation.

3.   REVENUE RECOGNITION

The Company generates revenues primarily from two sources: (1) digital media services and other and (2) media restoration services.

Digital Media Services and Other

Webcasting services use licensed and proprietary streaming media software, tools and processes to provide companies with the ability to webcast and communicate to their large, online communities over the Internet. The Company recognizes webcasting revenues as the related services are rendered. The Company often sells webcasting services with both a live and on-demand component. When such sales are made, the Company defers the value of the archival component as determined by stand-alone sales of archival events and recognizes this value over the related archival term.

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

Other revenues are generated from the Company's music samples service business. The Company sells digital media applications in application service provider arrangements. The Company is required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer. Billings are based upon the volume of data delivered or minutes of content streamed and the related revenue is recognized as the services are delivered.

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

4.       SPECIAL CHARGES

The Company recorded special charges in each of the six quarters ended June 30, 2002 related to ongoing corporate restructurings, facilities consolidations and the impairment of assets in accordance with its long-lived asset policy. There were no special charges recorded in the three months ended September 30, 2002. The Company recorded special charges totaling $1.9 million in the nine months ended September 30, 2002, associated with reductions in force in March and June of approximately 40% of consolidated staffing.  These special charges were primarily related to severance and related termination benefits and are expected to be paid in cash.

The following table summarizes these special charges (in thousands):

	Nine Months Ended
	September 30,
	2002	2001
Employee severance	$ 1,890	$ 2,323
Intangible impairments	-	11,573
Fixed assets	-	3,367
Facilities charges and other	-	3,199

	$ 1,890	$ 20,462

The Company's accrual for certain special charges was as follows at the respective balance sheet dates (in thousands):

	Year Ended	Six Months Ended	Three Months Ended
	Dec. 31, 2001	June 30, 2002	Sep. 30, 2002
Beginning balance	$ 310	$ 2,939	$ 3,175
Additional accruals	3,790	1,890	-
Paid in cash	(1,161)	(1,654)	(1,244)

Ending balance	$ 2,939	$ 3,175	$ 1,931

The Company's accrued special charges consist primarily of the portion of the remaining term of its obligations related to vacated facilities as well as future severance payments to terminated employees. To date, the Company has not recorded the reversal of any previously accrued special charges, and anticipates paying the remaining accrued special charges in cash over the course of the related leases or severance terms as applicable.

5.   NET LOSS PER SHARE

Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is antidilutive, which is the case in all periods presented. The Company has excluded the following numbers of shares using this method:

Options outstanding	5,999,942
Warrants outstanding	262,978

Shares excluded	6,262,920

The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average shares outstanding	40,666,140	44,394,975	40,471,906	41,565,429
Weighting of shares subject to repurchase	(1,711)	(114,519)	(30,293)	(203,544)

Weighted average shares used to calculate basic and diluted earnings per share	40,664,428	44,280,456	40,441,613	41,361,885

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

During the three and nine months ended September 30, 2002 and 2001, the Company had sales to certain significant customers, as a percentage of revenues, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Customer A	17%	18%	14%	17%
Customer B	13%	4%	11%	2%
Customer C	10%	13%	4%	9%

	40%	36%	29%	28%

The Company operates in two business segments, digital media services and media restoration services, for which the Company receives revenues from its customers. The Company's Chief Operating Decision Maker is considered to be the Company's Executive Team that is comprised of the Company's Chief Executive Officer and certain of its Vice Presidents. The Executive Team reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services for purposes of making decisions and assessing financial performance. The following table provides information about the Company's segments (in thousands).

Three Months Ended September 30, 2002				Nine Months Ended September 30, 2002
	Digital Media Services	Media Restoration	Consolidated	Digital Media Services	Media Restoration	Consolidated
Revenues	$ 2,510	$ 1,116	$ 3,626	$ 7,360	$ 2,743	$ 10,103
Gross profit	$ (420)	$ 533	$ 113	$ (1,597)	$ 1,310	$ (287)
Net loss	$ (4,183)	$ 95	$ (4,088)	$ (19,973)	$ (32)	$ (20,005)
Total assets	$ 34,805	$ 2,310	$ 37,115	$ 34,805	$ 2,310	$ 37,115

Three Months Ended September 30, 2001				Nine Months Ended September 30, 2001
	Digital Media Services	Media Restoration	Consolidated	Digital Media Services	Media Restoration	Consolidated
Revenues	$ 1,835	$ 663	$ 2,498	$ 5,175	$ 1,928	$ 7,103
Gross profit	$ (635)	$ 395	$ (240)	$ (2,695)	$ 1,250	$ (1,445)
Net loss	$ (11,998)	$ (11)	$ (12,009)	$ (49,173)	$ (17)	$ (49,190)
Total assets	$ 103,738	$ 2,145	$ 105,883	$ 103,738	$ 2,145	$ 105,883

7.       BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

Goodwill amortization and acquisition charges relating to business combinations completed prior to July 1, 2001, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Goodwill amortization and acquisition charges	$ -	$ 433	$ -	$ 2,011
Intangibles amortization charges	537	1,698	1,510	3,930

	$ 537	$ 2,131	$ 1,510	$ 5,941

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and FAS 142. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies certain criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, which was superceded by FAS 144.

The provisions of FAS141 were adopted effective June 30, 2001. We completed two business acquisitions during the period from July 1, 2001 to December 31, 2001. The Company recorded no goodwill or assets with indefinite useful lives resulting from these acquisitions and, accordingly this statement had no impact. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

As of January 1, 2002, the Company had the following intangible assets (in thousands):

	Gross Asset	Accumulated Amortization	Net Book Value
Intangibles - VidiPax acquisition	$ 2,666	$ (1,370)	$ 1,296
Goodwill - VidiPax acquisition	2,568	(1,258)	1,310
Intangibles - DiscoverMusic acquisition	2,129	-	2,129
Intangibles - Activate acquisition	1,745	(218)	1,527
Intangibles - On-line radio acquisitions	421	-	421

	$ 9,529	$ (2,846)	$ 6,683

As of January 1, 2002, $222,000 in intangibles with indefinite useful lives were reclassified into goodwill in accordance with FAS142. These intangibles had a remaining useful life of 18 months as of the reclassification date and, accordingly, in each quarter through the quarter ending June 30, 2003, amortization expense will be decreased by approximately $37,000 less than it otherwise would have been. During the three months ended June 30, 2002, the Company completed its transitional goodwill impairment test. Based upon the Company's analysis there was no impairment of goodwill upon adoption of FAS142 on January 1, 2002. The Company plans to conduct its annual impairment test during the fourth quarter of each year. The Company also performed impairment tests for previously acquired intangible assets during the three months ended June 30, 2002 and determined that these intangible assets were not impaired.

Net loss and loss per share for the periods ended September 30, 2001 adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share data):

		Three Months Ended			Nine Months Ended
		March 31, 2001	June 30, 2001	Sep. 30, 2001	Sep. 30, 2001

Net loss:
Reported net loss		$ (26,198)	$ (10,983)	$ (12,009)	$ (49,190)
Goodwill amortization		1,243	335	433	2,011
Amortization of Intangibles with indefinite lives		37	37	37	111

	Adjusted net loss	(24,918)	(10,611)	(11,539)	(47,068)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share		$ (0.68)	$ (0.26)	$ (0.27)	$ (1.19)
Goodwill amortization		0.03	0.01	0.01	0.05
Amortization of Intangibles with indefinite lives		-	-	-	-

	Adjusted basic and diluted net loss per share	$ (0.65)	$ (0.25)	$ (0.26)	$ (1.14)

Note: adjusted net loss per share is computed independently for each of the periods presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total amount for the year to date presented above.

8.                   LONG-TERM DEBT, COMMITMENTS AND CONTINGENCIES

The Company voluntarily prepaid in full the outstanding balance of $19.0 million under its revolving credit facility during the third quarter of 2002. The Company is not allowed to make further draws under this arrangement.

The Company has other credit facilities and leasing arrangements that, in general, are not prepayable without penalty. Total amounts outstanding under these arrangements are $1.2 million as of September 30, 2002. The interest rates on these instruments range from 6.90% to 9.65%. The instruments have various maturity dates through November 2005. Letters of credit of approximately $800,000 back certain of these notes and capital lease obligations.

9.       LEGAL PROCEEDINGS

Between July 26, 2001 and August 30, 2001, several substantially similar class action complaints were filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers and directors, as well as against certain underwriters who handled the Company's March 15, 2000 initial public offering of common stock.  The various complaints were purportedly filed on behalf of a class of persons who purchased our common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000.  The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by our underwriters in connection with the Company's initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering.  The allegations set forth in these complaints are substantially similar to those made in class actions filed against over 300 other companies that issued securities within the past three years.  These actions have all been consolidated before the same judge for pretrial purposes.  No specific amount of damages has been claimed.  The individual defendants and the Company have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the Company's  initial public offering.

The Company believes that the individual defendants and the Company have meritorious defenses to the claims made in the complaint and the Company intends to defend the actions vigorously.  However, there can be no assurance that the Company will be successful on its defenses or in its assertion of indemnification, and an adverse resolution of the lawsuit could have a material adverse affect on its financial position and results of operation in the period in which the lawsuit is resolved.  The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuit, although the Company does not believe it will have a material adverse impact on its financial condition or results of operations.

On May 8, 2001, the Company filed an arbitration demand with the American Arbitration Association ("AAA") against Valley Media, Inc ("Valley"). The Company alleges that Valley is liable for substantial damages for material breaches of a Services Agreement between the companies dated as of December 17, 1999, in which Valley made representations and warranties and agreed to perform certain obligations to facilitate the creation of a venture to create and market an Internet music clip streaming service. The Company provided notice of its intent to terminate that agreement by letter dated February 6, 2001, and that termination was effective 30 days thereafter. The Company has also alleged claims for misrepresentation, fraud, unjust enrichment and promissory estoppel.  Valley has filed an answer in which it denies liability, and asserts counterclaims for breach of contract, conversion, and declaratory relief.  The arbitration was stayed by Valley's filing of a petition in bankruptcy, and the company intends to pursue a claim in the bankruptcy proceedings.

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. As of September 30, 2002, management is not aware of any significant asserted or pending litigation or claims against the Company other than the above described matters that could have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company does not know of any asserted or unasserted claims that exist that would have a material adverse effect on the Company's financial condition, results of operations or liquidity.

10.    RELATED PARTY TRANSACTIONS

On October 26, 2001, the Company entered into an agreement with its founder and former Chairman, Mr. Martin Tobias and his wife  Alex Tobias, pursuant to which the Company purchased four million shares of its common stock from the Tobias's for $2.0 million, or $0.50 per share, and also entered into a comprehensive agreement with the Tobias's, including the extension of a $2.0 million collateralized line of credit to the Tobias's ("the Loan"). The Loan is collateralized by liens on certain real property assets owned by Mr. Tobias, as well as all his remaining 3.0 million Loudeye shares. Under the terms of the agreement, the collateral shares will be restricted from public market sale, without Loudeye's consent, until the later of January 31, 2003, or the full repayment of the Loan. The Loan matures June 30, 2003. As of September 30, 2002, Mr. Tobias had drawn $1.75 million under the credit line, $1.2 million of which was outstanding as of September 30, 2002 and is presented in notes receivable from related parties in the accompanying balance sheets. Mr. Tobias has the ability to draw an additional $250,000 under this credit line. As of November 1, 2002, Mr. Tobias has made Loan payments totaling $733,557 as described below.

In addition, if Mr. Tobias is unable to sell shares of Loudeye common stock so that the proceeds from these sales equal the lesser of (a) $500,000 or (b) the proceeds from sales of 150% of the maximum number of shares that could have been sold by Mr. Tobias under Rule 144 during the calendar quarter multiplied by the Discounted Share Price (as defined below) (the "Minimum Liquidity Commitment"), then Mr. Tobias may require the Company to purchase shares from him at the Discounted Share Price so that his total proceeds for the quarter equal the Minimum Liquidity Amount.  The Discounted Share Price is the lesser of (x) the average closing bid price of the Company's common stock for the trailing 30 trading days or (y) 95% of the closing bid price of the Company's common stock on the last trading day of the quarter.  This right expires on the earlier of (i) three business days following June 30, 2003, (ii) repayment in full of the Loan or (iii) such time as Mr. Tobias ceases to be the beneficial or record owner of any shares of the Company's common stock.  The following transactions have taken place to date under the Minimum Liquidity Commitment. (Share activity as well as loan repayments are presented).

Month of Purchase	Number of Shares	Share Price	Value of Shares	Amount of Loan Payment
April 2002	613,040	$ 0.6175	$ 378,552	$ 378,552
July 2002	599,430	$ 0.3420	205,005	205,005
October 2002	599,700	$ 0.3230	193,703	150,000

	1,812,170		$ 777,260	$ 733,557

In March 2001, the Company loaned its former President, David L. Weld Jr., $90,000 pursuant to a promissory note bearing interest at the prime rate plus 1%. This loan is due in three equal installments of principal plus accrued interest on each of March 31, 2002, September 3, 2003 and September 3, 2004. The first installment of $30,000 was paid by Mr. Weld on March 31, 2002. At September 30, 2002, $60,000 remained outstanding under the note and is included in notes receivable from related parties in the accompanying balance sheets.

In April 2001, the Company loaned its former Sr. Vice President of Sales, Todd A. Hinders, $64,000 pursuant to a promissory note bearing interest at the prime rate plus 4%. This loan must be repaid in annual installments on each anniversary of the loan equal to the greater of $3,000 or the Alternative Minimum Tax credit carry forward utilized on Mr. Hinders' tax return for that year. At September 30, 2002, $37,613 remained outstanding under the note and is included in notes receivable from related parties in the accompanying balance sheets.

In May 2001, the Company acquired all of the capital stock of Addition Systems, Inc. owned by Digital Media Campus Inc. in exchange for a payment of $1,323,766. In addition, Digital Media Campus assigned to the Company a promissory note receivable due from eWave Networks which was held by them in the amount of $248,766. John Baker, our Chief Executive Officer and Chairman of the Board of Directors, was Chief Operating Officer of Digital Media Campus until he joined Loudeye in March 2001. The Company has $133,545 recorded as a receivable due from eWave in the accompanying balance sheets.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Except for the historical information contained in this Report on Form 10-Q, the matters discussed herein, including, but not limited to management's discussion and analysis of financial condition and results of operations in Item 2 hereof, and statements regarding regulatory approvals, operating results and capital requirements, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof.  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of terms like these or other comparable terminology. These forward-looking statements are only predictions and actual events or results may differ materially from those projected.  Specific factors that could cause actual results to differ materially from those projected include, but are not limited to: uncertainties related to our early stage; uncertainties related to the effectiveness of our technology and the development of our products and services; dependence on and management of existing and future corporate relationships; dependence on licensed content and technology; dependence on proprietary technology and uncertainty of patent protection; management of growth; history of operating losses; future capital needs and uncertainty of additional funding; dependence on key personnel; intense competition; existing government regulations and changes in, or the failure to comply with, government regulations; and other risks detailed below, including the Risk Factors in Item 2, the Risk Factors set forth in our Annual Reports on Form 10-K, and those included from time to time in the Company's other reports with the SEC and press releases, copies of which are available from the Company upon request. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to publicly release any revisions of the forward-looking statements contained herein to reflect events or circumstances after the date hereof.  Readers are cautioned not to place undue reliance on these forward-looking statements, as our business and financial performance are subject to substantial risks and uncertainties.

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

Our enhanced enterprise communication services include live and on-demand audio and video webcasting services, supported by proprietary applications such as synchronized streaming slide presentation capabilities.  Using our services, enterprises can offer small and large audiences access to webcasts of a variety of corporate events, such as product launches, investor earnings calls, conferences and distance learning seminars. The target customers for these solutions include medium and large-sized enterprises across a range of industry segments. These services are often sold in arrangements that  include a continuing "on-demand" archival component, that enables the customer access to its content after an event has been webcast. We recognize revenues as services are rendered, or in agreements with an archive component, the value of the ongoing services is recognized over the term of the arrangement.

Our other digital media services are primarily focused on the digital music market, including digital music encoding, metadata licensing, audio fingerprint database generation, hosted music sample services, hosted music download services, digital rights management license clearing, online radio solutions and rich media advertisement insertion and sales.  Supporting some of these offerings, we have certain music licenses and relationships with the five major recording labels and over 800 independent record labels.  The target customers for our digital music services include traditional and Internet-based retailers, media and entertainment companies, including media portals, broadcasters, major record labels and advertisers.

Sales of these other digital media services are generally made under nonrefundable time and materials or per unit contracts.  Under these contracts, we recognize revenues as services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

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

One of our key strategies has been to pursue selectively strategic acquisitions to enter new markets, expand our suite of services and product offering, increase our customer base and strengthen our market position.  Since 2000 we completed the following acquisitions:

  Vidipax Acquisition.  In June 2000, we acquired Vidipax, a New York company which performs audio and video media restoration and migration services. The acquisition price was $1.9 million in cash, 68,284 shares of common stock and an additional payment in July 2001 of 2,189,111 shares of common stock.

  DiscoverMusic Acquisition.  In March 2001, we acquired DiscoverMusic, a Seattle company which is the largest provider of music samples on the Internet. The acquisition price was $4.6 million in cash plus acquisition costs and accrued liabilities, net of DiscoverMusic's cash, and 3,677,013 shares of common stock.

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

  Activate Acquisition.  In September 2001, we acquired Activate.net Corporation, a Seattle company which provides live and on-demand webcasting services for a variety of enhanced enterprise communication needs. The final acquisition price was $2.0 million in cash, $2.4 million of assumed liabilities and 1.0 million shares of common stock valued at $300,000 that is restricted as to trading until September 2003.

  Digital Media Broadcast Acquisition.  In June 2002, we acquired certain assets of Digital Media Broadcast, Inc. a Los Angeles company that provides digital media services to a similar customer base that Loudeye has historically serviced.

In 2001 and 2002 we implemented operational consolidation and cost saving initiatives, which included the integration and realignment processes related to our acquisition activity.  As a result of these initiatives, we consolidated our digital media services operations from three separate facilities to the one facility acquired in the Activate transaction, and implemented reductions in personnel.  Details related to these initiatives are described in more detail in Management's Discussion and Analysis under the caption Special Charges.  Our operating cash flow deficit has improved as a result of these realignments. We believe that our cash outflows from historical operations will continue to be reduced as the full effects of our actions taken to improve operating margins over the past year are realized.

We estimate that a significant majority of our cost of revenues, general and administrative expenses and research and development expenses are fixed or semi-fixed. However, as a result of our realignment actions, salaries expense, which is the largest component of operating expenses, has been reduced, resulting in a lower overall level of fixed costs. Other semi-fixed expenses have also been reduced, which should reduce our operating cash flow deficits. Sales commissions are variable depending upon orders booked and when revenue is recognized. We have sustained losses on a quarterly and annual basis since inception and we expect to sustain losses for the foreseeable future as we invest in and grow our operations. As of September 30, 2002, we had an accumulated deficit of $162.6 million.

We anticipate that operating expenses, anticipated acquisitions, continuing debt service on capital lease obligations and ongoing payments for the facilities that we vacated as a result of our facility consolidation plan will constitute a material use of our cash resources in 2002 and beyond. We expect to incur additional losses and continued negative cash flow from operations in the foreseeable future. We cannot assure you that we will achieve or sustain profitability or positive operating cash flow in the future.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to 2001

        Revenues. Revenues totaled $3.6 million and $2.5 million for the three months ended September 30, 2002 and 2001, respectively.  The increase was due primarily to the acquisition of Activate in September 2001, the generation of sales resulting from the addition of the sales force retained from the Digital Media Broadcast transaction as well as the continued growth of our VidiPax subsidiary.

Digital Media Services revenue totaled $2.5 million and $1.1 million for the three months ended September 30, 2002 and 2001, respectively. The revenue generated from the acquisition of Activate on September 25, 2001 comprised the majority of the increase over the prior year period. Revenues generated by our samples service have decreased from the previous year period, largely a result of pricing pressures for this service. We believe that this trend has now abated and expect revenues from the Samples Service to increase in the fourth quarter of 2002. As a result of increased demand for encoding services and the acquisition of certain assets and customers of Digital Media Broadcast in the second quarter of 2002, encoding and other digital media services revenues were slightly lower than the level of revenues achieved on similar services in the previous year.

Media restoration revenues totaled $1.1 million in the three months ended September 30, 2002, as compared to $663,000 in the three months ended September 30, 2001. This increase was the result of the continued market penetration achieved by the increased sales and marketing  effort  at VidiPax.

        Cost of Revenues.  Cost of revenues increased to $3.5 million in the three months ended September 30, 2002 from $2.7 million in the period ended September 30, 2001. Excluding depreciation and amortization, costs of revenues increased to $2.6 million in 2002 from $1.6 million in 2001. This was primarily due to the significantly higher number of personnel involved in digital media services production (including enterprise communications) and the increased reliance on certain third-party vendors as a result of our reductions in force. Depreciation, the primary non-cash component of cost of revenues, decreased to $889,000 from $1.2 million in 2001 as a result of the property and equipment write-downs recorded in 2001.

Media restoration cost of revenues totaled $583,000 in 2002, an increase from $268,000 in 2001. The increase rose slightly out of proportion to the increased revenues. This is a result of the variable nature of the restoration business, which requires adding personnel to generate additional revenues. Additionally, the production facility expansion at VidiPax has led to higher levels of depreciation on a comparative basis. We intend to move to a new facility on more attractive terms in the near future.

        Research and Development Expenses.  Research and development expenses totaled $425,000 and $2.5 million in the three months ended September 30, 2002 and 2001, respectively.  The decrease is due to the significant reduction in the number of development personnel as a result of the corporate restructurings.  Costs of enhancing webcasting offerings, including the recently announced Loudeye Express, the continued support of our music offerings and the development of internal operational solutions necessary to fully integrate previous acquisitions, comprised a majority of our research and development expenses in 2002.

We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructurings and a sharper focus on opportunities which we believe will result in near term results, development headcount was significantly reduced as compared to 2001 and, as a result, research and development expenses declined in 2002 as compared to 2001. We expect research and development expenses to remain relatively flat in the foreseeable future as we analyze the impact of our efforts over the past six months. We had approximately $70,000 in media restoration services costs classified as research and development during the three months ended September 30, 2002, a result of new efforts to integrate certain acquired equipment and efficiency enhancements into the media restoration production process.

        Sales and Marketing Expenses.  Sales and marketing expenses totaled $1.4 million and $2.0 million in the three months ended September 30, 2002 and 2001, respectively.  Sales and marketing expenses consist primarily of salaries, commissions, co-marketing expenses, trade show expenses, product branding costs, advertising and cost of marketing collateral.  The decrease in sales and marketing expenses was due to the decreased personnel subsequent to our reductions in force, partially offset by the increase in sales force resulting from the Digital Media Broadcast transaction.

Media restoration services sales and marketing expenses totaled $60,000 and $111,000 in the three months ended September 30, 2002 and 2001, respectively. This decrease was due to a general change in the sales compensation structure at VidiPax.

        General and Administrative Expenses.  General and administrative expenses totaled $2.4 million and $2.5 million in the three months ended September 30, 2002 and 2001, respectively.   General and administrative expenses consist primarily of unallocated rent, facilities and information technology charges, salaries, legal expenses for general corporate purposes and investor relations and other costs associated with being a public company.  General and administrative expenses decreased as a result of internal efforts to decrease all operating expenses, including external and internal legal fees, public relations, investor relations and insurance premiums. Our media restoration segment contributed general and administrative expenses of approximately $308,000 and $295,000 in the three months ended September 30, 2002 and 2001, respectively.

        Amortization of Intangibles and Other Assets.  Amortization of intangibles and other assets totaled $810,000 and $2.1 million in the three months ended September 30, 2002 and 2001, respectively.  The decrease was primarily due to the impairment charges recorded during 2001, which led to lower balances of intangible assets and, in turn, lower amortization charges. In addition, effective January 1, 2002, the Company adopted FAS 142, which stipulates that goodwill can no longer be amortized. Amortization expense decreased by $459,000 as a result of the implementation of FAS 142.

        Stock-Based Compensation. Stock-based compensation was $91,000 and $313,000 in the three months ended September 30, 2002 and 2001, respectively. This decrease is a result of previous reductions in force, which has reduced the amortization of stock-based compensation. Future amortization of deferred stock compensation should decline as the deferred stock compensation recorded prior to our Initial Public Offering becomes more fully amortized. Future stock-based compensation charges may vary as a result of variable accounting following our option exchange in the third quarter of 2001.

        Special Charges. The Company recorded Special Charges in each of the six quarters ended June 30, 2002 related to ongoing corporate restructuring, facilities consolidations and the impairment of assets in accordance with our long-lived asset policy. Included in the facilities charges and other are accrued lease payments for closed facilities, as well as accruals related to the reduction in headcount that took place as a result of the announced restructuring in June of 2002. There were no related special charges in the three months ended September 30, 2002.

In the third quarter of 2001, we recorded a $2.7 million special charge for facilities closure costs and certain asset impairments related to those facilities.

The Company's accrual for certain special charges was as follows at the respective balance sheet dates:

	Year Ended	Six Months Ended	Three Months Ended
	Dec. 31, 2001	June 30, 2002	Sep. 30, 2002
Beginning balance	$ 310	$ 2,939	$ 3,175
Additional accruals	3,790	1,890	-
Paid in cash	(1,161)	(1,654)	(1,244)

Ending balance	$ 2,939	$ 3,175	$ 1,931

        Interest Income.  Interest income representing earnings on our cash, cash equivalents and short-term investments totaled $218,000 and $631,000 in the three months ended September 30, 2002 and 2001, respectively. The decrease in income was due to lower average cash and investment balances in 2002 reflecting cash used for operations as well as the voluntary prepayment in full of our primary outstanding credit facility during the third quarter of 2002 as well as lower interest rates. Our interest income will decrease in the future as our cash balances decrease to fund our operating, investing and financing activities.

        Interest Expense. Interest expense relating to our debt instruments, as well as amortization of financing charges related to our debt instruments, totaled $138,000 and $267,000 in the three months ended September 30, 2002 and 2001, respectively. The decrease was due to lower interest rates resulting from the new credit facility signed in October 2001 and our repayment of this facility in the third quarter of 2002. Interest expense should decrease significantly as a result of the repayment of our long-term debt.

        Other Income (Expense). Other income (expense) consists of $700,000 of other income related to the renegotiation of final closing terms with CMGi related to the acquisition of Activate and realized gains from the sale of certain investments partially offset by expenses incurred related to the sale of our Canadian subsidiary. On the date of our acquisition of Activate, the total payment due to CMGi on September 25, 2002 was $3.0 million in a combination of cash and stock. During the third quarter of 2002, we reached a final settlement with CMGi, which required payment of $2.0 million in cash and 1.0 million restricted common shares valued at $300,000. The $700,000 other income is equal to the difference between the accrued acquisition consideration of $3.0 million and the new final consideration of $2.3 million.

Nine Months Ended September 30, 2002 Compared to 2001

        Revenues. Revenues totaled $10.1 million and $7.1 million for the nine months ended September 30, 2002 and 2001, respectively. The increase was due primarily to the acquisition of Activate in September 2001 as well as an increase in revenues generated by our VidiPax subsidiary.

Digital Media Services revenue totaled $7.4 million and $5.2 million for the nine months ended September 30, 2002 and 2001, respectively. The increase reflects revenue generated from the acquisition of Activate, offset by decreases in our other digital media services.  Encoding and related digital media services revenues decreased from the prior year period as a result of the changing market conditions and our related decision to de-emphasize this service offering until the second quarter of 2002. Revenues from our samples service have decreased year-over-year as a result of industry pricing pressures.

Media restoration revenues totaled $2.7 million in 2002, as compared to $1.9 million in 2001. This increase was the result of the continued execution of VidiPax, deeper market penetration and a larger sales and marketing effort.

        Cost of Revenues. Cost of revenues increased to $10.4 million in the nine months ended September 30, 2002 from $8.5 million in the period ended September 30, 2001. This gross increase was a result of the acquisition of Activate in September 2001. As a percentage of revenues, cost of revenues decreased from 120% to 103% over the same periods. This decrease was due to the change in revenue mix from primarily  fulfillment and encoding revenues to include enterprise communications and media restoration. This shift from relatively higher fixed cost services to lower cost services brought about the improvement in margins on a comparative basis. The results of our restructurings has also had a positive impact on our gross margin percentage.

Media restoration cost of revenues totaled $1.4 million and $678,000 in the nine months ended 2002 and 2001, respectively. This increase was the result of the increased production capacity and increased depreciation on equipment purchased to generate the additional revenues at VidiPax.

        Research and Development Expenses. Research and development expenses totaled $2.7 million and $7.9 million in the nine months ended September 30, 2002 and 2001, respectively. The decrease over the same period in 2001 is primarily due to the significantly lower levels of development personnel in place to support the current service and product offerings. Costs of developing automated encoding and ordering systems as well as a more streamlined webcasting offering comprise the majority of research and development expenses. We had approximately $258,000 in media restoration services costs classified as research and development in 2002, a result of new efforts to integrate certain acquired equipment and efficiency enhancements into the media restoration production process.

        Sales and Marketing Expenses. Sales and marketing expenses totaled $5.8 million and $7.3 million in the nine months ended September 30, 2002 and 2001, respectively. Sales and marketing expenses consist primarily of salaries, commissions, co-marketing expenses, trade show expenses, product branding costs, advertising and cost of marketing collateral. The significant decrease in sales and marketing expenses was primarily due to the decreased personnel subsequent to our corporate restructuring and an overall reduction in marketing spending.

        General and Administrative Expenses. General and administrative expenses totaled $8.6 million and $7.7 million in the nine months ended September 30, 2002 and 2001, respectively. The increase was due to a greater number of general and administrative employees and expenses in the first six months of 2002 as compared to the previous year, as a result of the acquisition of Activate in September 2001. The number of employees classified within general and administrative decreased as a result of our June reduction in force and, accordingly, the third quarter salaries component of general and administrative expenses decreased from the same period in 2001. The combination of these two personnel related variances as well as a focused effort on cost control, led to the total increase in expenses.

        Amortization of Intangibles and Other Assets.  Amortization of intangibles and other assets totaled $2.2 million and $5.9 million in the nine months ended September 30, 2002 and 2001, respectively.  The decrease was primarily due to the impairment charges recorded during 2001, which led to lower balances of intangible assets and, in turn, lower amortization charges. In addition, effective January 1, 2002, the Company adopted FAS 142, which stipulates that goodwill can no longer be amortized. Amortization expense decreased by $2.1 million in 2002 as a result of the implementation of FAS 142.

        Stock-Based Compensation. Stock-based compensation totaled a credit of $463,000 and expense totaling $211,000 in the nine months ended September 30, 2002 and 2001, respectively. This change is a result of previous reductions in force and related stock compensation reversals. In 2002, we recorded amortization of $372,000 offset by a credit of $835,000 related to previous amortization on cancelled options associated with our reductions in force. In 2001, stock-based compensation consisted of $1.3 million in amortization of deferred stock compensation, a charge of $635,000 related to the modification associated with stock options held by a former employee, and a credit of $1.7 million related to the reversal of previously amortized stock compensation. Future amortization of deferred stock compensation will decline each sequential quarter. Future stock-based compensation charges may vary as a result of variable accounting following our option exchange in the third quarter of 2001.

        Special Charges. The Company recorded special charges in each of the six quarters ended June 30, 2002 related to ongoing corporate restructuring, facilities consolidations and the impairment of assets in accordance with our long-lived asset policy. There were no such charges recorded in the third quarter of 2002. The following table summarizes those charges (in thousands):

	Nine Months Ended
	September 30,
	2002	2001

Employee severance	$ 1,890	$ 2,323
Intangible impairments	-	11,573
Fixed assets	-	3,367
Facilities charges and other	-	3,199

	$ 1,890	$ 20,462

The Company recorded special charges in the nine months ended September 30, 2002 associated with two reductions in force announced in March 2002 and June 2002 of approximately 40% of consolidated staffing. The special charge of $1.9 million was related to severance and related termination benefits paid and which will be paid in cash.

In the nine months ended September 30, 2001, we recorded special charges of $20.5 million as a result of employee reductions, the impairment of intangibles and other assets and the closure of certain facilities. $16.2 million of these charges related to non-cash write-downs of certain redundant or unused equipment as well as tenant improvements at our vacated facilities. The remaining $4.3 million related to facility closure costs and severance-related payments to terminated employees.

        Interest Income. Interest income representing earnings on our cash, cash equivalents and short-term investments totaled $860,000 and $2.7 million in the nine months ended September 30, 2002 and 2001, respectively. The decrease in income was due to our lower average cash and investment balances in 2002 in addition to lower interest rates. Interest income will decrease in the future as our cash balances decrease to fund our operating, investing and financing activities.

        Interest Expense. Interest expense relating to our debt instruments, as well as amortization of financing charges related to our debt instruments, totaled $590,000 and $943,000 in the nine months ended September 30, 2002 and 2001, respectively. The decrease was due to lower interest rates resulting from the new credit facility signed in October 2001 and our repayment of this renegotiated facility in the third quarter of 2002. Interest expense will decrease significantly as a result of our repayment of our long-term debt.

Liquidity and Capital Resources

As of September 30, 2002, we had approximately $20.0 million of cash, cash equivalents and investments.

Net cash used in operating activities was $18.0 million and $18.6 million in the nine months ended September 30, 2002 and 2001, respectively.  For 2002 and 2001, cash used in operating activities resulted primarily from net losses of $20.0 million and $49.2 million, respectively, partially offset by non-cash special charges, depreciation and amortization and increased by other adjustments and working capital changes.

Investing activities provided $7.5 million and $24.8 million in the nine months ended September 30, 2002 and 2001, respectively. For 2002, cash provided by investing activities was primarily related to the net sales of short-term investments totaling $10.1 million, partially offset by purchases of property and equipment totaling $1.6 million and acquisition of certain assets totaling $266,000. During the nine months ended September 30, 2002, we made loans totaling $750,000 under a pre-existing arrangement to a related party. These loans accrued interest totaling $38,000. For 2001, cash provided by investing activities was primarily related to the net sales of short-term investments, partially offset by purchases of property and equipment and cash paid for the acquisition of DiscoverMusic and certain assets of OnAir in March 2001, and certain assets of Addition Systems in June 2001.

Financing activities used $20.3 million and provided $3.9 million in the nine months ended September 30, 2002 and 2001, respectively. The cash used in financing activities in 2002 primarily resulted from the decision to voluntarily prepay our primary long-term debt facility in the third quarter of 2002. Total principal payments of our long-term debt totaled $20.1 million and $11.4 million in 2002 and 2001, respectively. In 2001, cash flows from financing activities included $15.2 million in proceeds from our now-terminated credit facility.

As of September 30, 2002, our principal commitments consisted of obligations outstanding under operating leases, capital leases and credit facilities with our banks.

We prepaid our primary credit facility in full in the three months ended September 30, 2002. This prepayment of $19.0 million was made voluntarily by us to reduce future interest expense and remove any restrictions that the facility might have placed upon our cash balances. We are not allowed to make any further draws upon the facility at this time, and do not foresee any draws being made in the future.

We have other credit facilities and leasing arrangements that, in general, are not prepayable without penalty. Total amounts outstanding under these arrangements are $1.2 million as of September 30, 2002. The interest rates on these instruments range from 6.90% to 9.65%. The instruments have various maturity rates through November 2005. Letters of credit of approximately $800,000 back certain of these notes and capital lease obligations.

The Company has approximately $1.4 million of short-term investments that are utilized as collateral for certain irrevocable standby letters of credit. These short-term investments have been classified as restricted investments on the accompanying balance sheets.

We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations and meet our working capital and capital expenditure requirements for the next twelve months. Management routinely compares actual results with its operating model. Should actual results differ significantly from management's operating model, management will review options available to it designed at improving liquidity. Should it become necessary to improve liquidity, management may, among other steps,  reduce spending, seek additional equity or debt financing, or sell certain assets.  In the event additional equity or debt financing is required, we may not be able to raise it on acceptable terms, or at all. Any projections of future cash needs and cash flows are subject to substantial uncertainty.  We may need additional cash sooner than currently anticipated.

Since our inception, our operating expenses have significantly increased in order to support our growth. We currently anticipate that such expenses will continue to be a material use of our cash resources. We expect that the following other items may represent significant uses or proceeds of cash in the foreseeable future:

  Acquisition consideration resulting from the Activate.net acquisition in September 2001, totaling $2.0 million in cash was paid to CMGi as a final acquisition payment in October 2002.

  Capital expenditures, excluding acquisitions, are expected to total approximately $200,000 in the remainder of calendar year 2002 and will relate primarily to the facilities consolidation and normal operating asset replacements. We do not have significant capital spending plans during 2003.

  We sold certain unused assets that had previously been written down in special charges for proceeds of approximately $200,000 in October 2002. The ultimate amount of funds to be received have not been finalized. We do not expect a material gain or loss on these sales. We anticipate future sales of other unused assets; however proceeds are not expected to be material.

  Our operating lease for our corporate headquarters costs approximately $110,000 monthly, or $330,000 for the remainder of 2002. This lease extends past 2003; therefore we expect to spend approximately $1.3 million during calendar 2003 on rent and related costs in Seattle.

  Additional commitments are outstanding under the existing facilities leases that have previously been expensed by us in the special charges. We expect to pay approximately $350,000 in rental charges for the remainder of 2002 for the facilities that we no longer occupy. These leases extend past 2003; therefore we expect to spend approximately $1.4 million during calendar 2003 on such costs.

  We have certain commitments under existing arrangements with certain licensors of copyrighted materials that may require payments estimated to be approximately $400,000. These amounts are included in accrued expenses in the accompanying balance sheets.

  We may enter into future transactions where we acquire complementary enterprise communications businesses. Such acquisitions may require use of our capital resources.

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

        Our existing capital resources may not be sufficient to allow us to reach profitability; therefore, we may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan and current stockholders may experience significant dilution

As of September 30, 2002, we had approximately $20.0 million in cash, cash equivalents and investments.  We have a history of operating losses in each quarter since our founding. We therefore cannot assure you that our existing cash, cash equivalents and investments will be sufficient to allow us to reach profitability.

Management routinely compares actual results with its operating model. Should actual results differ significantly from management's operating model, management will review options available to it designed at improving liquidity. Should it become necessary to improve liquidity, management may, among other steps, reduce spending plans, seek additional equity or debt financing, or sell certain assets.  If additional funds are raised through the issuance of equity or convertible debt securities, our current stockholders may experience significant dilution in their ownership percentages and their rights. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness.  We cannot assure you that additional financing will be available on favorable terms or at all. Such financings, should they occur might also place further financial restrictions on us. This uncertainty concerning available financing should it be necessary could seriously harm our business, results of operations and financial condition.

        Because we expect to continue to incur net losses, we may not be able to implement our business plan and our stock price may decline

We have incurred quarterly net losses from operations totaling $148.4 million from August 12, 1997 (inception) through September 30, 2002, and we expect to continue to incur net losses for the foreseeable future.  We may increase our operating expenses and capital expenditures in the future as we attempt to execute our business plan and maintain our competitive position. This may increase our quarterly net losses and negative cash flows.  Our ability to execute our business plan may be hampered by future negative cash flows. Our stock price may decline as a result.

To address the risks and uncertainties facing our business plan, we must, among other things:

  Achieve broad customer acceptance of our products and services;

  Successfully scale our current operations and expand our sales efforts;

  Maintain an appropriate level of expenditures;

  Complete our facilities consolidation and exit plan;

  Successfully integrate past and any potential acquisitions;

  Enhance our existing services and applications products or develop and introduce new digital media services, applications and features in a timely manner;

  Address copyright issues that affect our business;

  Develop and maintain strategic relationships to enhance our products and services;

  Attract and retain key employees; and

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

        We depend on a limited number of customers for a majority of our revenues so the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenues and operating results

A limited number of customers have accounted for a significant portion of our revenues and may continue to do so for the foreseeable future.  During the quarters ended September 30, 2002 and 2001, our top three customers accounted for 40% and 36%, respectively of our revenues.  We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future.  Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues.  In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer.  If we are unsuccessful in increasing and broadening our customer base, our business could be harmed.

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

        We are dependent on the development and rate of adoption of digital media and the delay or failure of this development would seriously harm our business

The development of commercial services and applications for digital media content is in its relatively early stages.  Many factors could inhibit the growth of the adoption of digital media content, including concerns about the profitability of digital-media based businesses, uncertainty about intellectual property rights associated with digital media, bandwidth constraints, piracy and privacy. If the rate of adoption of digital media is slow, or digital media is not readily adopted as a means of communication, our ability to successfully implement our business plan may be seriously impacted.

        We may be liable or alleged to be liable to third parties for music, software, and other content that we encode, distribute, or make available to our customers

We may be liable or alleged to be liable to third parties for the content that we encode, distribute or make available to our customers:

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

  Service functionality, quality and performance;

  Ease of use, reliability, scalability and security of services;

  Establishing a significant base of customers and distribution partners;

  Ability to introduce new services to the market in a timely manner;

  Customer service and support;

  Attracting third-party web developers; and

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

        Our business will suffer if our systems fail or our operations facilities become unavailable

A reduction in the performance, reliability and availability of our systems and network infrastructure may harm our ability to distribute our products and services to our customers and other users, as well as harm our reputation and ability to attract and retain customers and content providers.  Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events.  We do not have fully redundant Webcasting facilities and therefore any damage or destruction to these would significantly harm our Webcasting business.  Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications.  A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use.  This could lead to slower response times or system failures.

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

        Government regulation could adversely affect our business prospects

We do not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of music and other proprietary content over the Internet.  Most of these laws were adopted before the advent of the Internet and related technologies and therefore do not address the unique issues associated with the Internet and related technologies.  Depending on how these laws develop and are interpreted by the judicial system, they could have the effect of:

  Limiting the growth of the Internet;

  Creating uncertainty in the marketplace that could reduce demand for our products and  services;

  Increasing our cost of doing business;

  Exposing us to significant liabilities associated with content distributed or accessed through our  products or services; or

  Leading to increased product and applications development costs, or otherwise harm our  business.

Specifically with respect to one aspect of copyright law, on October 28, 1998, the Digital Millennium Copyright Act (or "DMCA") was enacted.  The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our future business activities, we and our customers may be required to pay licensing fees in connection with digital sound recordings we deliver or our customers provide on their web site and through retransmissions of radio broadcasts and/or other audio content. Effective September 1, 2002, the Library of Congress has determined that, for eligible non-subscription services, sound recording performance rates should be $0.0007 per performance, with a surcharge of 8.8% of the total performance fee for the ephemeral copies used to facilitate such performances.  However, that decision is subject to review and revision by the U.S. Copyright Office, and several appeal petitions have been filed.  The Copyright Office's review is subject to an appeal to a Federal Court of Appeals.  The fees for the same types of transmissions offered on a subscription basis have not been determined and will be the subject of a Copyright Arbitration Royalty Panel proceeding, as will fees for digital phono-record deliveries pursuant to the "mechanical license" provisions of the U.S. Copyright Act.  Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers. In addition, the Copyright Office is also promulgating notice and recordkeeping requirements for the use of sound recordings under statutory license.

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

        Because our principal stockholders and management may have the ability to control a significant percentage of stockholder votes, the premium over market price that an acquiror might otherwise pay may be reduced and any merger or takeover may be prevented or delayed

Our officers and directors beneficially own or control the voting of approximately 18% of our outstanding common stock as of November 1, 2002. Martin Tobias, our former chief executive officer and former member of the board of directors, has given the board of directors, an irrevocable proxy to vote all of the approximately 3.0 million shares of our Common Stock that he owns.  See our definitive proxy statement as filed with the Securities and Exchange Commission on April 19, 2002 for a more complete description of the proxy.   As a result, these stockholders, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including:

  Election or removal of our board of directors;

  Amendment of our certificate of incorporation or bylaws; and

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

Certain provisions of our certificate of incorporation and bylaws and provisions of Delaware law could also have the effect of delaying, deferring or preventing an acquisition of Loudeye, even if an acquisition would be beneficial to our stockholders.

        If we are unable to comply with Nasdaq's continued listing requirements, our common stock could be delisted from the NasdaqSmallCap Market

        Since July 30, 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq Stock Market for continued listing as a Nasdaq National Market security. In order to avoid delisting from Nasdaq entirely, we voluntarily applied to Nasdaq to have our listing transferred to the SmallCap Market. On July 16, 2002 our application was approved to transfer the listing of our common stock to the NasdaqSmallCap Market. The NasdaqSmallCap Market also requires compliance with a minimum bid price of $1.00 per share for at least 10 consecutive days. We must be in compliance with this requirement by March 28, 2003 (including all grace periods) or face delisting from Nasdaq.

        There can be no assurance that we will be able to satisfy all requirements for continued listing of our common stock on the NasdaqSmallCap Market, including the minimum bid price requirement and minimum tangible assets or stockholders' equity requirements. If we are unable to meet Nasdaq's requirements in the future, our stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders.  Delisting would also make it more difficult for us to raise capital in the future. If our common stock is removed from the NasdaqSmallCap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. Additionally, our stock may then be subject to "penny stock" regulations.

        A class action lawsuit has been filed against us which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business

We and certain of our current and former officers and directors are named as defendants in purported class action complaints which have been filed allegedly on behalf of certain persons who purchased our common stock during the time period beginning on March 15, 1999 and ending on December 6, 2000. The complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.

Primarily the complaints allege that there was undisclosed compensation received by our underwriters in connection with our initial public offering.  We can provide no assurance as to the outcome of these matters. Any resolution of these matters in a manner adverse to us could have a material adverse affect on our financial position and results of operation. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace. In addition, because class action litigation has often been brought against companies following periods of volatility in their stock prices, we could become involved in additional litigation.

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

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II.                OTHER INFORMATION

ITEM 1:                 LEGAL PROCEEDINGS

Between July 26, 2001 and August 30, 2001, several substantially similar class action complaints were filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers and directors, as well as against certain underwriters who handled our March 15, 2000 initial public offering of common stock.  The various complaints were purportedly filed on behalf of a class of persons who purchased our common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000.  The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by our underwriters in connection with our initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering.  The allegations set forth in these complaints are substantially similar to those made in class actions filed against over 300 other companies that issued securities within the past three years.  These actions have all been consolidated before the same judge for pretrial purposes.  No specific amount of damages has been claimed.  The individual defendants and we have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of our  initial public offering.

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

On May 8, 2001, we filed an arbitration demand with the American Arbitration Association ("AAA") against Valley Media, Inc ("Valley"). We allege that Valley is liable for substantial damages for material breaches of a Services Agreement between the companies dated as of December 17, 1999, in which Valley made representations and warranties and agreed to perform certain obligations to facilitate the creation of a venture to create and market an Internet music clip streaming service. We provided notice of our intent to terminate that agreement by letter dated February 6, 2001, and that termination was effective 30 days thereafter. We have also alleged claims for misrepresentation, fraud, unjust enrichment and promissory estoppel.  Valley has filed an answer in which it denies liability, and asserts counterclaims for breach of contract, conversion, and declaratory relief.  The arbitration was stayed by Valley's filing of a petition in bankruptcy, and the company intends to pursue a claim in the bankruptcy proceedings.

ITEM 2:                 CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)   Recent Sales of Unregistered Securities

                On August 12, 2002, we issued 1 million restricted common shares to CMGi as part of the final consideration associated with the September 25, 2001 transaction in which we purchased Activate.net from CMGi. These shares are restricted as to trading for one year from the date of issuance. We relied upon the exemption from registration provided by Section 4 (2) of the Securities Act.

ITEM 3:                DEFAULTS UPON SENIOR SECURITIES

                        None.

ITEM 4:                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        (a)     None.

ITEM 5:                    OTHER INFORMATION

                        None.

ITEM 6:                    EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits.

Exhibit Number	Title
99.10	Certification of John T. Baker IV, Chairman and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.11	Certification of Jerold J. Goade Jr., Chief Financial Officer, Vice President Finance and Controller of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
3.5	Certificate of Amendment of Certificate of Incorporation of Loudeye Technologies, Inc.

        (b)   Reports on Form 8-K

        On July 24, 2002, we filed a report on Form 8-K that announced that a Listing Qualifications Panel of The Nasdaq Stock Market approved the transfer of the listing of our common stock to The NasdaqSmallCap Market effective with the open of business on Wednesday, July 17, 2002. The securities continue trading under the current symbol: "LOUD."

        On August 21, 2002, we filed a Report on Form 8-K that announced we had negotiated amended settlement terms with CMGi concerning the September 25, 2001 transaction in which we purchased Activate.net from CMGi. Additionally, we announced that our Board of Directors approved the repurchase of up to $2.0 million of our common stock over the next twelve months.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2002.

LOUDEYE CORP.

By /s/ JOHN T. BAKER IV
--------------------------------------
John T. Baker IV
Chairman and Chief Executive Officer
(Principal Executive Officer)

By /s/ JEROLD J. GOADE, Jr.
--------------------------------------
Jerold J. Goade, Jr.
Chief Financial Officer, Vice President-Finance and Controller
(Principal Accounting Officer )

CERTIFICATIONS

I, John T. Baker IV, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Loudeye Corp.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/ s / John T. Baker IV
John T. Baker IV Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Jerold J. Goade Jr., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Loudeye Corp.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/ s / Jerold J. Goade Jr.
Jerold J. Goade Jr. Chief Financial Officer, Vice President Finance and Controller (Principal Financial and Accounting Officer)