Form 10-K
period 2002-12-31
LOUDEYE CORP
filed 2003-04-15
CIK 1064648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,034,257 as of June 28, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	46,384,768
(Class)	(Outstanding at March 14, 2003)

LOUDEYE CORP.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2002

		Page
		Number

PART I
Item 1	Business	1
Item 2	Properties	15
Item 3	Legal Proceedings	17
Item 4	Submission of Matters to a Vote of Security Holders	17
PART II
Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	17
Item 6	Selected Consolidated Financial Data	19
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors	20
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	45
Item 8	Financial Statements and Supplementary Data	46
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
PART III
Item 10	Directors and Executive Officers of the Registrant	78
Item 11	Executive Compensation	79
Item 12	Security Ownership of Certain Beneficial Owners and Management	86
Item 13	Certain Relationships and Related Transactions	88
Item 14	Controls and Procedures	89
PART IV
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	89
Exhibit Index

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

Company Overview

      We are a leading provider of services which facilitate the use of digital media for live and on-demand applications for enterprise communication, marketing and entertainment. Our services enable our customers to outsource the management and delivery of audio, video and other visual content over the Internet and on other digital distribution platforms. Our technical infrastructure and proprietary applications comprise an end-to-end solution, including rich media application support, webcasting, web conferencing, hosting, storage, encoding, capture and media restoration. Our solutions reduce complexity and cost of internal solutions, while supporting a variety of digital media strategies and customer business models.

      In 2002 we served over 800 customers directly including The Coca Cola Company, Microsoft, CDNow, Amazon, America Online, American Association for Cancer Research, Universal Music Group, barnesandnoble.com, the Metropolitan Opera and the New York City Ballet.

      Traditional communication methods and media formats have expanded to include a variety of digital technologies and rich media formats. The use of the Internet as a medium for communication and media distribution has continued to evolve and grow in recent years. For example, large and medium-sized enterprises are using webcasting as a cost-effective means to communicate to employees, customers, investors, partners and the public at large. Traditional media & entertainment companies, such as major recording labels and radio broadcasters, have faced significant challenges posed by the distribution of music digitally and are now integrating digital data as a key component of their online music initiatives for security purposes and to extend the marketing of music online. Additionally, retailers and advertisers have begun to use digital media to aid in the marketing and selling of their products.

      We developed our solutions to address the new methods of communication, media distribution and content management that have emerged over recent years. We provide our services via two primary business segments, digital media services and media restoration services. See Footnote 6 to the accompanying Consolidated Financial Statements for financial information about our two segments.

•	Digital Media Services. Our digital media services enable enhanced enterprise communication, digital media management and distribution via the Internet and other emerging technologies.

Our enhanced enterprise communication services include our web conferencing services and our highly scalable, live and “on-demand” audio and video webcasting services, supported by proprietary applications such as synchronized streaming slide presentation capabilities. Using our services, enterprises can offer large and small audiences access to webcasts of a variety of corporate events, such as product launches, investor earnings calls, conferences and distance learning seminars. Our web conferencing service enables companies to easily facilitate slide presentations and meetings online, when coupled with a conference call. The target customers for these solutions include large and medium-sized enterprises across a range of industry segments. Webcasting services are often sold in arrangements that include a continuing “on-demand” archival component that enables the customer access to its content after an event has been webcast. We recognize revenues as services are rendered, or in agreements with an archive component, the value of the ongoing services is recognized over the term of the arrangement. Web conferencing is sold primarily as a subscription service, providing recurring monthly revenue.

Our other digital media services encompass a variety of related services primarily focused on the digital music market, including digital music and video encoding, metadata licensing, audio fingerprint database generation, hosted music sample services, hosted music download services, hosted video services, online radio solutions, and rich media advertisement insertion. Supporting some of these offerings, we have music licenses and relationships with the five major recording labels and hundreds of independent record labels. The target customers for our digital music services include traditional and Internet-based retailers, media and entertainment companies, including media portals, broadcasters, the major record labels and advertisers.

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

      Our capabilities include a robust production and rich media delivery infrastructure, featuring significant capacity to manage customer requirements and a flexible and extensible platform to enable tailored solutions and serve a diverse range of market opportunities. Our solutions offer customers the following key benefits:

•	Comprehensive digital media services to address enterprise communication, marketing and entertainment markets;

•	End-to-end outsourced solutions reduce complexity and cost of in-house implementations;

•	High degree of flexibility enables tailored customer solutions;

•	Scalable systems and network infrastructure provides significant capacity and reliability; and

•	Strategic relationships to facilitate authorized digital media strategies.

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

      Our digital media services and infrastructure are robust and highly scalable. We served approximately 700 million music samples to our online retail partners in 2002, representing 100 million more samples delivered than in 2001. The total reach and size of Webcasts we produced in 2002 more than doubled compared to 2001. We measure reach and size as the number of times each event is accessed. In addition to total growth doubling, we saw a 105% increase in the reach and size of the average individual event.

      Loudeye was founded as a Washington limited liability company in 1997 and was incorporated in Delaware in 1998. Our headquarters are located in Seattle, Washington, and we have additional facilities in New York and Ardsley, New York.

Recent Management Changes and Developments

      In January 2003 we engaged Regent Pacific Management Corporation (“Regent Pacific”) to provide certain management consulting and advisory services. On February 3, 2003, our former Chairman and Chief Executive Officer, John T. Baker IV, resigned from the company. Simultaneous with Mr. Baker’s resignation, we entered into a new agreement with Regent Pacific, expanding its role with the Company. In connection with that agreement, we appointed Philip J. Gioia, a principal of Regent Pacific, to serve as our President and Chief Executive Officer and agreed to have selected Regent Pacific principals, including Mr. Gioia, serve as part of the Loudeye executive management team. Additionally, Mr. Gary J. Sbona, the chairman and Chief Executive Officer of Regent Pacific, was elected to the board of directors of Loudeye and Charles P. Waite, Jr., a member of Loudeye’s board of directors and a partner of OVP Venture Partners, was elected as Chairman.

      On March 11, 2003, the engagement of Regent Pacific, and the involvement of Regent Pacific principals as part of the Company’s executive management team concluded. As a result, Mr. Gioia resigned as President and Chief Executive Officer of the Company, and Mr. Sbona resigned from his seat on the Company’s board of directors. On March 11, 2003, our board of directors appointed Jeffrey M. Cavins, who had been our Senior Vice President of Sales, as our President and Chief Executive Officer, and elected him to the Company’s board of directors. The Company’s board of directors appointed Anthony J. Bay, a three-year member of the board, as chairman of the board, replacing Mr. Waite, who resigned.

      On March 14, 2003 we announced our intention to restructure to reduce costs and to focus our efforts on our core competencies on digital media services where we anticipate customer growth and higher gross margins. As part of this strategic restructuring we announced a reduction in staff affecting approximately 35% of our workforce. This reduction in force primarily affected employees in all departments at our headquarters in Seattle, Washington.

      The Company entered into Employment Agreements dated as of April 1, 2003 with Jeffrey M. Cavins, President and Chief Executive Officer of the Company, and Jerold J. Goade, Jr., the Vice President and Chief Financial Officer of the Company. In addition, the Company entered into a Consulting Agreement dated as of April 1, 2003 with Anthony J. Bay, the Chairman of the Company.

Industry Background

      Digital media continues to grow as a pervasive tool for communications, online media promotions and the distribution of content, particularly in the media/entertainment and corporate sectors. This growth is driven in large part by an increase in broadband adoption and significant improvements in streaming technologies capable of delivering high quality content in smaller file sizes. A critical trend in these technology and streaming format enhancements is a marked increase in ease of use and effectiveness of streaming media, including, in some cases, instant-on access to streaming content without buffering.

      At the same time, content owners such as major media companies, film studios and record labels are providing more content in a digital environment to capitalize on these opportunities. In corporations, the recent passing of certain legislative acts, such as Sarbanes Oxley, are stiffening regulatory requirements for information dissemination, creating a growing interest in Webcasting and enterprise streaming to cost effectively reach a worldwide audience in a timely manner.

      Consumer Broadband Penetration. According to a 2003 study of digital consumer trends by Arbitron and Edison Media Research, more than 103 million Americans over the age of 12 have experienced Internet audio or video broadcasts. The study concluded that 75 percent of Americans have Net access versus 55 percent three years ago and that in the last two years home broadband penetration has leaped from 7 percent to 18 percent.

      Media and Entertainment. The primary concern among media and entertainment companies relates to finding a solution for driving the sale of legitimate music, mainly CDs and DVDs, in light of the continued use of illegal file sharing software. Music samples have been a key driver of CD sales in the past for online retailers. These same companies can benefit from the growing interest among film studios to use online DVD samples in the same way. A recent study conducted by comScore Networks found that movies and video were among the top ten fastest growing non-travel e-commerce categories, attracting $205 million in sales between November 1, 2002 to December 20, 2002, a 45% increase over the same period one year ago. Arbitron and Edison Media Research noted in 2002 that streaming media users bought more than 1.5 times the number of compact discs in the past year than the average American and 62 percent of online video-watchers have viewed movie trailers or previews on the Web. Additionally, digital media samples for both CDs and DVDs are moving to physical in-store kiosks where consumers can scan an item and view related material to help drive the purchase.

      New Digital Media Business Models. The Internet provides a platform for a next generation of digital music business models focused on the direct digital distribution of content to users on a subscription basis. These services are endorsed, and sometimes financially backed, by the major labels and represent additional opportunities for digital media services on a large scale. Key to the growth and consumer adoption of these models is the ability to offer a large catalog of high quality content with access to new releases. Subscription models are also being developed to support the distribution of films online. In 2002, the Cable & Telecommunications Association for Marketing, concluded that 27 percent of Americans are likely to pay a transaction fee to view full-length movies via streaming media and 17 percent of users were also interested in paying a transaction fee to watch trailers from recently released movies.

      Enterprise Communications. Fortune 1000 companies are leveraging streaming media and Webcasting technologies across all areas and departments of their business to increase the effectiveness, cost efficiency and reach of their communications. According to The National Investor Relations Institute in 2002, the use of streaming media for earnings Webcasts among publicly traded companies has reached more than 90%. With travel spending declining, enterprises are turning to Webcasting solutions for maintaining frequent and effective communications with global workforces for a number of critical business initiatives. Eighty-six percent of corporate marketers surveyed by media research firm Interactive Media Strategies say they have viewed online Webcasts with 60% of all respondents saying they are using online multimedia at work more frequently than a year ago. According to The Yankee Group, streaming audio and video applications for employee education and salesforce training, along with corporate communications, investor relations, corporate events, conferences, and trade shows will experience growth of greater than 100% over the next year. Gartner predicts that by 2006, 80% of Global 2000 enterprises will be supporting live video and video-on-demand to the desktop.

      Challenges in Digital Media Distribution. In both the media/entertainment and corporate sectors of the streaming market, companies can be challenged to develop the technical infrastructure, delivery systems, experienced staff and digital asset base to effectively deploy streaming media in-house. A 2002 Jupiter research report concluded, “by working with end-to-end outsourced service providers, companies can shift the burden of amortizing capital expenditures. This frees up resources so companies can focus on developing content and programming (core competencies) rather than on optimizing distribution.” Enterprise Webcasting projects frequently require multiple forms of signal ingress, major content hosting capabilities and complex distribution systems to deliver high bit rate, rich media to a worldwide audience. Assembling the resources to deploy such a solution would be costly and complicated to execute internally for a company. Media and entertainment companies face similar challenges in delivering high quality content to millions of users while trying to maintain a music catalog and/or up-to-date film content in the latest formats.

      In order for companies to manage and distribute digital media, they must develop internally the ability to deliver, or hire outside firms to migrate their existing and newly created audio and video content onto the Internet and other digital platforms. The core competencies required to complete this migration process include the following areas:

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

The Loudeye Solution

      We are a global leader in digital media services and Webcasting technologies used by some of the world’s leading companies for marketing, entertainment and communications. Our services enable our customers to outsource the management and delivery of audio, video and other visual content via the Internet and other digital distribution platforms. Our solutions reduce complexity and cost of internal solutions, while supporting a variety of digital media strategies and customer business models.

      Our technical infrastructure and proprietary applications provide a complete, outsourced solution for the management and delivery of digital media, including:

•	Advanced digital media application services;

•	Digital media distribution infrastructure and services;

•	Media processing services;

•	Digital media storage and access;

•	Traditional source media ingest and capture; and

•	Media restoration and migration services.

      Our solutions offer customers the following key benefits:

      Comprehensive digital media services to address enterprise communication, marketing and entertainment markets. Customers in a range of industries are beginning to deploy digital media to communicate, market products and distribute media and entertainment. Our proprietary suite of Webcasting and Web conferencing applications and services, coupled with our scalable network and production infrastructure technologies, provide a simple, cost-effective way for corporations to communicate with any size online audience, large or small. Using our services, enterprises can offer their target audience’s access to Webcasts of a variety of corporate events such as product launches, investor earnings calls, conferences and distance learning seminars. In addition, we support the online marketing initiatives of our customers through our other digital media services including our leading music samples services, online radio services, advertisement insertion solutions, and music download services. Finally we provide outsourced services to support the management and distribution of our customers’ digital media catalogs, including scalable encoding and delivery services.

      End-to-end outsourced solutions reduce complexity and cost of in-house implementations. Large and medium-sized enterprises and content owners that want to encode and distribute their video and audio content can do so either from their own production capabilities and network servers or through third-party service providers. Our services and applications provide a comprehensive solution through a single outsourced solution provider. Our solutions reduce complexity and allow our customers to avoid development and ongoing maintenance costs of establishing internal capabilities. Our end-to-end capabilities address a series of highly complex process steps required to deploy digital media effectively and reliably to large audiences. We deliver high-quality and reliable services at a lower cost than the development and maintenance of comparable internal solutions for our customers, enabling them to leverage our significant investments in these processes and avoid purchasing capital equipment, developing system expertise, training personnel and managing evolving technology platforms. In addition, we have obtained copyright licenses in certain offerings within our digital music services, which are transferable to our customers and enable them to avoid the cost and effort to negotiate and obtain such licenses for themselves.

      High degree of flexibility enables tailored customer solutions. Because our customers require flexibility in the manner in which their content is captured, as well as in the formats and manner that their digital media is distributed, we offer a wide range of media ingest and capture methods and support a wide range digital media formats and other third-party technologies with our digital media services. In addition, our hosting services and proprietary applications provide additional support to customers, enabling clients access to advanced reporting and management tools and offer value-added services like digital rights management and ad insertion to enable a variety of business models and strategies for our customers.

      Scalable systems and network infrastructure provide significant capacity and reliability. Corporations and content owners may encounter capacity and technological limitations if they attempt to deliver digital media to large numbers of end-users using in-house production capabilities and network servers. Our solution is highly scalable, allowing us to process a large number of simultaneous audio or video events and to seamlessly add additional capacity, if necessary. We have developed proprietary products and services based upon an automated and distributed architecture of encoding, conversion and media enhancement systems. We have one of the most extensive signal ingress capacities in the industry allowing us to acquire hundreds of simultaneous audio and video signals. Additionally, we can handle a wide range of other traditional and legacy media formats. The content is then encoded by hundreds of distributed video/audio encoding servers. The content can be delivered back to customers in raw digital formats through a variety of methods, or hosted and served by our proprietary cell-based streaming network architecture. Our facility’s design is modular and scalable to accommodate growth and changes in technology.

      Strategic relationships facilitate authorized digital media strategies. From our inception we have positioned our products and services as the enabling infrastructure to support content owners in the authorized distribution of digital media over the Internet and over new digital distribution platforms. At times, obtaining the requisite copyright licenses can prove challenging to customers, as they must often obtain copyright licenses from a variety of rights holders. For example, these copyrights often address differing activities related to the delivery of digital media, such as reproduction and performance, which may require separate licensing arrangements. In addition, these copyrights may be held by different parties such as publishers, artists and record labels. We have developed relationships and signed content licensing agreements with all five the major music companies, Universal Music, Sony Music Group, Warner Music Group, EMI Group and BMG Entertainment, and hundreds of independent record labels, and developed working relationships with other music companies.

Products and Services

      Our products and services encompass an end-to-end solution for customers, from content restoration and capture to content distribution, which includes Digital Media Services and Restoration Services.

Digital Media Services

      Our Digital Media Services enable enhanced enterprise communication and digital media management and distribution via the Internet and other emerging technologies. Our Digital Media Services provide a complete suite of services for customers offered via long-term and project-specific contracts.

      Our enhanced enterprise communication services include highly scalable, live and on-demand audio and video Webcasting services, supported by proprietary applications such as synchronized streaming slide presentation capabilities. Using our services, enterprises can offer small and large audience’s access to Webcasts of a variety of corporate events, such as product launches, investor earnings calls, conferences and distance learning seminars. Our web conferencing service enables companies to easily facilitate small slide presentation meetings online. The target customers for these solutions include medium and large-sized enterprises across a range of industry segments.

      Our other Digital Media Services include a variety of related services primarily focused on the digital music market. These services include digital music encoding, metadata licensing, advanced fingerprint database generation, hosted music sample services, hosted music download services including digital rights management license clearing, online radio solutions and rich media advertisement insertion. Supporting these digital music service offerings, we have certain content licenses and relationships with the five major recording labels and hundreds of independent music labels. The target customers for our digital music services include traditional and Internet-based retailers, media and entertainment companies, including media portals, broadcasters and the major record labels.

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

      Application Services. We have built an application layer of proprietary products to facilitate and improve the end user experience, provide the client with reporting and management tools, and allows the client to implement new business models or expand current initiatives. These applications are deployed on an application services provider (ASP) basis whereby the software runs on equipment managed and monitored by us. Our customers have flexibility and options to choose their individual level of customization or integration.

      We have additional proprietary applications that support a variety of business models and customer strategies. Our advertisement insertion solutions support dynamic content insertion that enable digital media advertising and marketing campaigns, and our digital download platform includes rights management clearing. These applications can enable customers to promote, manage, and monetize their digital media offerings.

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

      Our web broadcasting capabilities allow clients to significantly extend the reach of traditional conferencing services or live events to enable one-to-many communications to be broadcast conveniently and economically to the widest possible audience. Companies are able to leverage the creation of content over a mass medium, reduce communication costs, maintain brand identity through a controlled user experience, and in many instances, generate additional revenue streams from the distribution of content to previously untapped audiences and markets. The total reach and size of Webcasts we produced in 2002 more than doubled compared to 2001.

      We also provide customers with access to Loudeye samples services, which is a hosted end-to-end streaming service, delivering high quality music samples to customers in the online music business. Our music samples are streaming files containing selected portions or “samples” of a full music track. For all musical genres except classical and jazz the music samples are generally 30 seconds in duration. For classical and jazz music tracks the music samples are typically 60 seconds in duration. Music samples are used by customers for many purposes, including increasing online music sales, user traffic and customer retention.

      Our catalog includes more than 3.3 million songs from approximately 300,000 CDs. Formats supported include Microsoft Windows Media and RealAudio formats at multiple bit rates. In addition to hosting the music samples, our subscription solution includes metadata associated with the music samples. For example, this may include front cover art scans of the music title from which the song has been captured.

      In 2002, we served over 700 million song samples to consumers through major online music retailers and websites, such as America Online, BMG Direct, barnesandnoble.com, CDNow and MSN. We offer the service primarily under long-term contracts.

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

      Our VidiPax subsidiary, based in New York, is a leading independent provider of video and audio restoration, preservation and migration services. VidiPax provides industry leading technical expertise in the restoration of older or damaged archives of traditional media. VidiPax’s highly specialized media services are offered from a comprehensive magnetic tape restoration facility, which features rare and one-of-a-kind equipment to address a wide range of audio or video formats, current or obsolete, that require restoration and repair. Some examples of these media formats include 35mm and 16mm film, 2”quad high band and low band, 2” Helical, 1” Types A, B and C, Digital Betacam, Betacam SP, VHS/SVHS, 8mm/Hi8, Betamax/SuperBeta, among many others. VidiPax’s customers include leading broadcast networks, production studios, Fortune 1000 corporations, major libraries, museums and universities. By offering media preservation and restoration capabilities, we provide our customers with support for more formats of source content and a significantly greater ability to prepare older and poor quality and damaged originals prior to the capture and encoding process.

Sales and Marketing

      We sell our services through a combination of direct and indirect sales, with all channels and regional offices managed by a single sales organization. Our sales focus is built on maintaining long-term relationships with clients, and our reseller and referral partners.

      Our Digital Media Services direct sales force targets our services primarily to customers in a diverse range of markets, such as media & entertainment, retail, computer software, business services, financial services, pharmaceutical and manufacturing. We currently have sales presence in Seattle, Los Angeles, Washington DC and New York. Sales employees are compensated with a salary and commissions based upon business with existing and new clients.

      Our indirect sales objective is to develop alternative distribution channels for the sale of our services. The efforts of our indirect sales group focus on partnering with resellers to leverage their large and established customer bases. We private label or co-brand our services for these partners depending on their requirements. We also partner with companies to resell our services through their Web sites, co-branded Web sites or to include our services in their product offerings. These indirect sales channels allow us to extend our reach to businesses of all sizes. We offer our reseller partners our services at a discount to our traditional retail pricing model and our referral partners a percentage of revenue pursuant to terms of the agreements.

      Our marketing objectives are to build awareness for our brand among key client segments and to maintain a position as one of the leading full-service digital media service providers. To support these objectives we utilize public relations, trade shows, advertising and direct marketing.

      As of March 14, 2003 we had 13 permanent employees in our sales and marketing organization, all of which were located in the United States.

Customers

      The target customers for our Webcasting and Web conferencing solutions include large and medium-sized enterprises across a range of industry segments. The target customers for our other digital media services include traditional and Internet-based retailers, media & entertainment companies, including media portals, broadcasters and the major record labels, and large legacy archives including those found at major libraries, universities and enterprises.

      In 2002 we served over 800 customers directly including The Coca Cola Company, Microsoft, BeMusic, Inc., Amazon, America Online, Yahoo!, Inc., Siebel Systems, Inc., barnesandnoble.com, and the Metropolitan Opera. In 2002, The Coca-Cola Company and Microsoft accounted for 13% and 10% of our revenues, respectively. In 2001, The Coca-Cola Company accounted for 17% of our revenues.

Content Licensing Agreements

      In 2001 we entered into license agreements with Sony Music and EMI Group enabling us to store, deliver and stream music samples and related content to companies authorized to use the content. We currently have music content licenses with Universal Music Group, Warner Music Group, BMG Entertainment, Sony Music Group and EMI Group for similar, or in some cases, more expansive digital music distribution activities. We also have entered into similar licensing arrangements with hundreds of independent music label and recording companies.

Operations and Technology

      We manage our Digital Media Services operations from our Seattle and Washington DC facilities and our Restoration Services from our New York facility. These operations manage all aspects of content restoration, capture, encoding, pre-and post-production processing, indexing, storage, and distribution to the Internet.

      Our media restoration services are offered from a comprehensive magnetic tape restoration facility in New York, which features rare and one-of-a-kind equipment to address a wide range of audio or video formats, current or obsolete, that require restoration and repair. Some examples of these media formats include 35mm and 16mm film, 2” quad high band and low band, 2” Helical, 1” Types A, B and C, Digital Betacam, Betacam SP, VHS/SVHS, 8mm/Hi8, Betamax/SuperBeta, among many others.

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

      Digital media storage and access. Our proprietary systems and technology enable the scalable archiving, retrieval and processing of large inventories of digital media. Digitized content is stored on our high capacity storage array systems and accessed via our proprietary, automated, web-based access tools to search provision and manage such content. Once captured and digitized in uncompressed format, content can be stored on our advanced digital media archive system for later uses.

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

      Our operations and production personnel are organized into functional teams which include project management, quality control, logistics operations, data measurement, audio capture and encoding, video capture and encoding, and production systems engineering support. In addition, we have a team that supports our network and hosting services. As of, March 14, 2003 we had 12 permanent employees in engineering, network services and information technology support and 57 permanent employees in our production and research and development areas.

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

      Our team of developers, quality assurance engineers and program managers has significant experience in database development, Java development and Internet software development. In addition, we have recruited senior management with significant experience in the area of digital media distribution, Internet development, streaming media and networking.

      Our core team of developers is focused in the following areas:

•	digital media services, which focuses on network services, automated capture, archive, encoding and media management; and

•	application services which include building a core component layer for digital media applications, our Webcasting applications, our music samples offerings as well as advertisement insertion technology.

      Most of our technology is developed internally. We also purchase and license technology and intellectual property rights.

      As of March 14, 2003, approximately 57 permanent employees were engaged in production and ongoing research and development work for our services, solutions and applications. Of these, seven employees were dedicated to research and development.

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

      Our primary competitors for our Webcasting services are content distribution networks, such as Akamai and divisions of Williams Communication and Cable & Wireless, and Internet broadcasters, such as Yahoo! Broadcast. Each of these competitors provides services similar to ours and each has a well-established market presence. Companies focused on other enhanced communication services such as web collaboration, web conferencing and application demonstration, such as WebEx and Raindance, compete with our web conference service, Loudeye Express. In addition, some of our current partners, telecom carriers, teleconference companies, or other infrastructure companies have, or in the future may choose to, enter our market. We compete with providers of traditional communications technologies such as teleconferencing and videoconferencing as well as applications software and tools companies, such as Centra Software, Lotus (SameTime), Microsoft (NetMeeting and Placeware).

      For our other digital media services, there several companies who are providing some level of outsourced digital media services today. We compete with companies such as Sonic Foundry, Muze, All Music Guide, Liquid Audio, RioPort, HiWire and Lightningcast that provide encoding services, music samples services, music download services, advertising insertion solutions and advertising sales. In addition, well-capitalized, diversified digital media technology companies such as Microsoft and Real Networks may in the future compete with us in any of these markets with their own services or applications. In certain markets, such as music distribution, the major recording labels have acquired and invested in digital music service providers such as MP3.com (acquired by Vivendi Universal), PressPlay and MusicNet and developed in-house services which could compete with our digital music services. Traditional radio broadcasters could also develop online music and radio services which could compete with our solutions.

      A significant source of competition includes our potential customers who choose to invest in the resources and equipment to digitally manage, encode and/or host and deliver their media themselves on an in-house basis. In-house service is expected to remain a significant competitor to our services, although we believe that as digital media strategies expand and the scale of infrastructure and applications required to support business strategies increases, companies that currently manage these processes internally will see a significant economic advantage to outsourcing to a third-party expert.

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

      The streaming media, digital media and software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. As discussed above, at times obtaining the requisite licenses can be difficult for customers, as they must obtain copyright licenses from a variety of rights holders to grant rights to distinct activities related to the delivery of digital media, such as reproduction and performance, which require separate licensing arrangements. In addition, these copyrights may be held by different parties, such as publishers, artists and record labels. The music industry in the United States also is generally regarded as extremely litigious in nature compared to other industries. As a result, in the future we may be engaged in litigation with others in the music industry, including those entities with which we have ongoing content license arrangements. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we expect that we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third party proprietary rights, such as patents, trademarks or copyrights, by us or our licensees from time to time in the ordinary course of business. Any claims relating to the infringement of third party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from providing our products or services in the United States or abroad. Any of these results could harm our business. We may increasingly be subject to infringement claims if the number of products and competitors in our industry grow and the functionalities of products overlap.

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

Employees

      As of March 14, 2003, we had a total of 92 permanent employees, of which 50 were in production, 7 were in research and development, 13 were in sales and marketing, 12 were in engineering, network services and information technology support, and 10 were in general and administration. None of our employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Item 2     Properties

      The Company, directly or through certain or its subsidiaries, has an interest is several real property leases and conducts its business from several of these locations. In an effort to streamline its operations and to continue to execute against its cost control plan, the Company has undertaken to renegotiate or exit certain of its interests in real property leases. The following is a summary of each of the Company’s (inclusive of its subsidiaries’) lease obligations and the current status of such leases.

1. 1130 Rainier Avenue, Seattle, WA. The Company’s principal operations are conducted from this facility through a sublease with the Company’s Loudeye Enterprise Communications, Inc. subsidiary. In March 2003, we reduced the space we occupy, term of the lease and rental payments for the premises from 62,200 square feet at a base rent of $1,292,140 per annum ($107,678/ month) with a term expiring on November 30, 2005 to approximately 17,010 square feet at a base rent of $350,000 per annum for the remainder of the term which has been shortened to June 30, 2003. We have the option of extending the term for two 3-month periods at a base rent of $100,000 and pre-paid utility expenses of $60,000 for each 3-month extension. As consideration for the reduction of space and lease term, we have agreed to allow the Landlord to retain our security deposit in the amount of $218,500 and liquidate a letter of credit in the amount of $19,623.

2. 450 West 34th Street, 4th Floor, New York, NY. The Company’s Vidipax subsidiary leases approximately 12,200 square feet of space at the premises at an annual rental rate of $360,000 ($30,000/ month) for a term expiring on May 14, 2005.

3. 1919 M Street, Washington, D.C. We recently reduced the space we occupy at the premises to 2,316 square feet. The annual base rent is currently $78,631 ($6,553/ month) with a lease term that expires on March 31, 2004.

4. 6464 Sunset Blvd., Hollywood, CA. We lease approximately 3,000 square feet at the premises at an annual base rent of $41,706 ($3,475/ month) with a lease term that expires on December 31, 2003.

5. 111 West 19th Street, New York, NY. A subsidiary of the Company, Vidipax, Inc., has recently entered in a lease for the entire seventh floor at the premises with a lease expiration date of January 31, 2013. The lease is currently in a free rent period with lease payments to begin on June 1, 2003 at a rate of $423,200 per annum ($35,267/ month).

6. 414 Olive Way, Seattle, WA. We currently lease 39,098 square feet of space at the Times Square Building, of which 2,555 square feet of space is subleased to an unrelated entity. The current annual rent is $847,932 ($70,661/ month) with the lease term expiring May 31, 2005. We have surrendered the leased premises and are negotiating a termination agreement with the landlord. We can not assure you that we will be successful in reaching agreement on the terms of such termination agreement. Estimated lease payments and costs associated with this vacated facility have been included in accrued special charges at December 31, 2002.

7. 450 Saw Mill River Road, Ardsley, NY. We are in the process of terminating the leasehold interest of our TenTV subsidiary. In that connection, TenTV has surrendered all of the approximately 17,333 square feet of space leased through June 1, 2004. The current rent for the premises is $230,270 per annum ($19,189/ month). We are presently negotiating a termination agreement that we believe will result in a substantial reduction to future obligations under that lease. We can not assure you that we will be successful in reaching agreement on the terms of such termination agreement. Estimated lease payments and costs associated with this vacated facility have been included in accrued special charges at December 31, 2002.

8. 1904 Fourth Avenue, Seattle, WA. We lease approximately 12,697 square feet at the premises at an annual base rent of $342,819 ($28,568/ month). The term of the lease expires on November 14, 2004. We are presently negotiating a termination agreement that we believe will result in a substantial reduction to future obligation under that lease. We cannot assure you that we will be successful in reaching agreement on the terms of such agreement. Estimated lease payments and costs associated with this vacated facility have been included in accrued special charges at December 31, 2002.

9. 1424 Second Street, Santa Monica, CA. We lease approximately 4,632 square feet at the premises at an annual base rent of $200,288 ($16,691/ month). We sublease the entire premises to a tenant at the full base rent amount. The term of the lease and sublease expires on December 31, 2004.

Item 3     Legal Proceedings

      Between July 26, 2001 and August 30, 2001, four substantially similar class action complaints were filed in the Untied States District Court for the Southern District of New York against the Company and certain of its former officers and directors, as well as against certain underwriters who handled its March 15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased the Company’s common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by the Company’s underwriters in connection with its initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the initial public offering. The allegations set forth in these complaints are substantially similar to those made in class actions filed against over 300 other companies that issued securities within the past four years. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. The individual defendants and the Company have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently, all claims against the former officers have been withdrawn without prejudice. The Company, along with the many other issuer defendants, moved to dismiss the claims in the complaint. By decision dated February 19, 2003 the court denied the Company’s motion. We believe that we have meritorious defenses to the claims made in the foregoing complaint and we intend to defend the actions vigorously. However, there can be no assurance that we will be successful on our defenses or in our assertion of indemnification, and an adverse resolution of the lawsuit could have a material adverse affect on our financial position and results of operation in the period in which the lawsuit is resolved.

      On or about January 8, 2003 a company known as Dominion Venture Finance, L.L.C. commenced an action against the Company and “John Doe” defendants in the Superior Court of the State of California, County of San Francisco. In its complaint, plaintiff alleges that pursuant to a loan and security agreement and a master lease agreement (the liabilities for which agreement, plaintiff alleges, were acquired by the Company when the Company merged with an entity known as DiscoverMusic.com, Inc.) the Company failed to make certain required payments to plaintiff. Plaintiff asserts causes of action of breach of loan and security agreement, claim and delivery, money lent, breach of master lease agreement and book account. Plaintiff seeks relief in the form of money damages, interest, attorneys’ fees and costs. The Company has filed an answer to the complaint denying the material allegations. We believe that we have meritorious defenses to the claims made in the foregoing complaint and we intend to defend the action vigorously. However, there can be no assurance that we will be successful on our defenses.

Item 4	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been traded on the Nasdaq National Market under the symbol “LOUD” since our initial public offering in March 2000 through July 16, 2002, after which we have been traded on the Nasdaq SmallCap Market. Since July 30, 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq Stock Market for continued listing as a Nasdaq National Market security. In order to avoid delisting from Nasdaq entirely, we voluntarily applied to Nasdaq to have our listing transferred to the SmallCap Market. On July 16, 2002 our application was approved to transfer the listing of our common stock to the Nasdaq SmallCap Market. The Nasdaq SmallCap Market also requires compliance with a minimum bid price of $1.00 per share for at least 10 consecutive days. We were notified that we must be in compliance with this requirement by March 28, 2003 (including all grace periods) or face delisting from Nasdaq. On March 31, 2003 we were notified by Nasdaq that we will be provided an additional 90 calendar days, or until June 26, 2003 to regain compliance.

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

	High	Low

Year Ended December 31, 2002
First Quarter 2002	$1.10	$0.61
Second Quarter 2002	0.70	0.35
Third Quarter 2002	0.38	0.27
Fourth Quarter 2002	0.49	0.30

Year Ended December 31, 2001
First Quarter 2001	$2.31	$0.75
Second Quarter 2001	1.97	0.50
Third Quarter 2001	1.46	0.48
Fourth Quarter 2001	0.76	0.43

      As of March 14, 2003, there were approximately 517 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

      We have not paid any cash dividends to date and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      (a) Recent Sales of Unregistered Securities

      On November 19, 2002, we issued 7,892,741 shares of our common stock to TT Holding Corp. and provided other consideration in exchange for a 100% interest in TT Holding Corp. The shares issued pursuant to the acquisition were issued in reliance on the exemption from registration provided by Section 4(2) under the Act. The investors made certain representations to us as to investment intent, their receipt of all information they considered necessary or appropriate in deciding whether to purchase the securities, their knowledge and experience in financial or business matters such that they were capable of evaluating the risks and merits of the investment in the securities, and their ability to bear the economic risk of the investment in the securities, that they possessed a sufficient level of financial sophistication and that they received information about us. The shares issued in the transactions were subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.

Item 6	Selected Consolidated Financial Data

      The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Form 10-K. The information in the table below has been derived from audited consolidated financial statements. The historical results are not necessarily indicative of results to be expected for any future period. Amounts are presented in thousands except for shares outstanding and per share amounts.

	Year Ended December 31,

	2002	2001	2000	1999	1998

REVENUES	$12,681	$10,388	$11,537	$2,645	$286
COST OF REVENUES	13,347	12,737	12,388	2,870	504

Gross margin	(666)	(2,349)	(851)	(225)	(218)
OPERATING EXPENSES
Research and development	3,159	9,719	6,784	1,248	204
Sales and marketing	7,667	9,409	14,621	3,982	588
General and administrative	11,375	11,102	8,079	3,612	674
Amortization of intangibles and other assets	3,043	8,173	7,693	302	—
Stock-based compensation	(417)	359	5,409	1,554	—

	24,827	38,762	42,586	10,698	1,466
Special charges(1)	6,846	37,261	947	—	—

OPERATING LOSS	(32,339)	(78,372)	(44,384)	(10,923)	(1,684)
Other, net	1,177	1,976	4,860	21	34

NET LOSS	$(31,162)	$(76,396)	$(39,524)	$(10,902)	$(1,650)
Beneficial conversion feature	—	—	—	(14,121)	—
NET LOSS TO COMMON STOCKHOLDERS	$(31,162)	$(76,396)	$(39,524)	$(25,023)	$(1,650)

Basic and diluted net loss per share	$(0.75)	$(1.84)	$(1.33)	$(4.62)	$(0.41)

Weighted average shares outstanding — basic and diluted net loss per share(2)	41,393,156	41,429,104	29,773,886	5,410,507	4,039,444

	2002	2001	2000	1999	1998

Balance Sheet Data
Cash, cash equivalents and short-term investments	$11,867	$60,941	$94,989	$49,803	$1,442
Working capital	7,883	55,753	90,018	44,032	759
Total assets	29,529	80,883	132,676	76,775	2,940
Long-term obligations, less current portion	591	22,532	7,324	1,963	900
Total stockholders’ equity	20,352	49,194	116,068	67,489	1,242

(1)	See Note 4 of Notes to Consolidated Financial Statements

(2)	See Note 5 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of weighted average shares used to compute net loss per share amounts

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Consolidated Financials Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here, the cautionary statements made in the Annual report on Form 10-K should be read as being applicable to all forward-looking statements wherever they appear. Factors that could contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere herein. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Recent Management Changes and Developments

      In January 2002 we engaged Regent Pacific Management Corporation (“Regent Pacific”) to provide certain management consulting and advisory services. On February 3, 2003, our former Chairman and Chief Executive Officer, John T. Baker IV, resigned from the company. Simultaneous with Mr. Baker’s resignation, we entered into a new agreement with Regent Pacific, expanding its role with the Company. In connection with that agreement, we appointed Philip J. Gioia, a principal of Regent Pacific, to serve as our President and Chief Executive Officer and agreed to have selected Regent Pacific principals, including Mr. Gioia, serve as part of the Loudeye executive management team. Additionally, Mr. Gary J. Sbona, the chairman and Chief Executive Officer of Regent Pacific, was elected to the board of directors of Loudeye and Charles P. Waite, Jr., a member of Loudeye’s board of directors and a partner of OVP Venture Partners, was elected as Chairman.

      On March 11, 2003, the engagement of Regent Pacific, and the involvement of Regent Pacific principals as part of the Company’s executive management team concluded. As a result, Mr. Gioia resigned as President and Chief Executive Officer of the Company, and Mr. Sbona resigned from his seat on the Company’s board of directors. On March 11, 2003, our board of directors appointed Jeffrey M. Cavins, who had been our Senior Vice President of Sales, as our President and Chief Executive Officer, and elected him to the Company’s board of directors. The Company’s board of directors appointed Anthony J. Bay, a three-year member of the board, as chairman of the board, replacing Mr. Waite, who resigned.

      On March 14, 2003 we announced our intention to restructure to reduce costs and to focus our efforts on our core competencies on digital media services where we anticipate customer growth and higher gross margins. As part of this strategic restructuring we announced a reduction in staff affecting approximately 35% of our workforce. This reduction in force primarily affected employees in all departments at our headquarters in Seattle, Washington.

      The Company entered into an Employment Agreement dated as of April 1, 2003 with Jeffery M. Cavins, the President and Chief Executive Officer of the Company, and Jerold J. Goade, Jr., the Vice President and Chief Financial Officer of the Company. In addition, the Company entered into a Consulting Agreement dated as of April 1, 2003 with Mr. Bay, the Chairman of the Company.

Organization

      We provide our services via two primary business segments, Digital Media Services and Media Restoration Services.

      Digital Media Services. Our Digital Media Services enable enhanced enterprise communication, digital media management and distribution via the Internet and other emerging technologies.

      Our enhanced enterprise communication services include highly scalable, live and “on-demand” audio and video Webcasting services, supported by proprietary applications such as synchronized streaming slide presentation capabilities. Using our services, enterprises can offer small and large audience’s access to Webcasts of a variety of corporate events, such as product launches, investor earnings calls, conferences and distance learning seminars. The target customers for these solutions include medium and large-sized enterprises across a range of industry segments. We recognize revenues as services are rendered.

      Our other Digital Media Services encompass a variety of related services primarily focused on the digital music market, including digital music encoding, metadata licensing, audio fingerprint database generation, hosted music sample services, hosted music download services, online radio solutions and rich media advertisement insertion. Supporting some of these offerings, we have certain music licenses and relationships with the five major recording labels and over 800 independent record labels. The target customers for our digital music services include traditional and Internet-based retailers, media and entertainment companies, including media portals, broadcasters, the major record labels, and advertisers.

      Sales of these other digital media services are generally under nonrefundable time and materials or per unit contracts. Under these contracts, we recognize revenues as services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

      We sell our music samples service in application service provider arrangements. We are required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer. Billings are generally made based upon volumes of data delivered or minutes of content streamed, and revenue is recognized as the services are delivered.

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

      One of our key strategies is to pursue selectively strategic acquisitions or partnerships to enter new markets, expand our suite of services and product offering, increase our customer base and strengthen our market position. Since 2000 we have completed the following acquisitions:

•	Streampipe. In November 2002, we acquired TT Holding Corp. (“Streampipe”) a New York company which provides enterprise Webcasting technology and services. The acquisition price was $4.5 million, consisting of $3.1 million of common stock issued at closing (7,892,741 shares), unsecured promissory notes (“Notes”) aggregating $1.1 million and transaction costs of $0.3 million. The Notes contain an equity redemption option pursuant to which we may, at our option, satisfy our obligation under the Notes by issuing additional shares of common stock.

•	Encode This. In June 2002, we acquired certain assets of Digital Media Broadcast, Inc. (“Encode This”) a Los Angeles company that provides digital media services to a similar customer base that Loudeye has historically serviced. The total acquisition price was $608,000, consisting of $400,000 of the Company’s common stock (667,418 shares), a warrant to purchase 100,000 shares of common stock at a price of $1.00 per share, and $200,000 in cash.

•	Activate.net. In September 2001, we acquired Activate.net Corporation, a Seattle company which provides live and on-demand webcasting services for a variety of enhanced enterprise communication needs. Activate had been operated as a majority-owned operating company of CMGi, Inc. The total acquisition price was $6.6 million, $1.0 million was paid in cash at closing, and we assumed $2.4 million of liabilities as part of its working capital and incurred costs of $0.2 million. The remaining $3.0 million of the purchase price was to be paid in stock or cash in September 2002. This remaining obligation was settled in the fourth quarter of 2002 for $2.0 million in cash and $300,000 of our common stock, resulting in a gain of $700,000.

•	Addition Systems. In June 2001, we acquired Addition Systems, Inc., a Los Angeles company which develops proprietary content insertion technology. The acquisition price was $1.5 million in cash plus acquisition costs and 550,000 shares of common stock

•	Online Radio. In March and June 2001, we acquired the assets and technology of two online radio companies, OnAir Streaming Networks and theDial. The acquisition price was $2.2 million in cash and 645,096 shares of common stock.

•	DiscoverMusic. In March 2001, we acquired DiscoverMusic, a Seattle company which is the largest provider of music samples on the Internet. The acquisition price was $4.6 million in cash plus acquisition costs and accrued liabilities, net of DiscoverMusic’s cash, and 3,677,013 shares of common stock.

•	Vidipax. In June 2000 we acquired Vidipax, a New York company which performs audio and video media restoration and migration services. The acquisition price was $1.9 million in cash, 68,284 shares of common stock and an additional contingent payment in July 2001 of 2,189,111 shares of common stock.

      During 2002 and 2001, we implemented operational consolidation and cost saving initiatives, which included the integration and realignment processes related to our acquisition activity. As a result of these initiatives, in 2001 we consolidated our production operations from three separate facilities to the one facility acquired in the Activate transaction, and implemented reductions in personnel. Details related to these initiatives are described in more detail below under the caption Special Charges. We believe that as a result of these actions and additional operational and management realignment actions taken in 2003, gross margins and operating margins should improve. However, we expect to continue to incur net losses for the foreseeable future.

      A majority of our cost of revenues, general and administrative expenses and research and development expenses are fixed. Sales commissions are variable depending upon orders booked and when revenue is recognized. We have sustained losses on a quarterly and annual basis since inception and we expect to sustain losses for the foreseeable future as we invest in and grow our operations. As of December 31, 2002, we had an accumulated deficit of $173.7 million.

      We anticipate that operating expenses, ongoing payments for the facilities that we vacated as a result of our restructurings and facility consolidation plan, continuing debt service on capital lease obligations and any acquisitions, will constitute a material use of our cash resources in 2003 and beyond. We have incurred losses and have experienced negative cash flows from operations since inception and have an accumulated deficit. We expect to incur additional losses and negative cash flow from operations in the foreseeable future. These matters have raised substantial doubt about our ability to continue as a going concern. We have restructured our operations, reduced employee headcount, renegotiated leases and taken other actions to limit our expenditures. However, there can be no assurance that our cash balances will be sufficient to sustain our operations until profitable operations and positive cash flows are achieved. Consequently, we may require additional capital to fund our operations. There can be no assurance that capital will be available to us on acceptable terms or at all. Our financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

      Our limited operating history makes the prediction of future operating results difficult. In view of our limited operating history and the early and rapidly evolving nature of our business, we believe that interim and annual period-to-period comparisons of our operating results are not meaningful and should not be relied upon as an indication of future performance. Our business prospects must be considered in light of the risks and uncertainties often encountered by early-stage companies in the Internet-related products and services market. We may not be successful in addressing these risks and uncertainties. We have experienced growth in revenues in certain previous periods; however, we do not believe that prior growth rates or possibly even sequential quarterly growth are sustainable or indicative of future growth rates (see “Forward-Looking Statements”). In some future quarter our operating results may fall below our expectations as well as those of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

Results of Operations

Year Ended December 31, 2002 compared to 2001

      Revenue. Revenues totaled $12.7 million and $10.4 million for 2002 and 2001, respectively. The increase reflects increases in our digital media service revenue due primarily to the acquisition of Activate in September 2001, and growth in revenue from our Vidipax subsidiary.

      Digital media services revenue increased to $9.5 million in 2002 from $7.7 million in 2001. The increase was due primarily to the acquisition of Activate in September 2001. The increase in enterprise communications revenue generated by Activate is partially offset by the decrease in revenue generated by our encoding services, due to fewer large encoding projects in 2003 compared to 2002, and a decrease in samples revenue from the previous year, largely a result of pricing pressures for this service. We believe that this trend has now abated and expect revenues from encoding and samples services to remain relatively stable in 2003.

      Media restoration revenues totaled $3.2 million in 2002, as compared to $2.7 million in 2001. This increase was primarily the result of an increase in revenue generated from a significant customer. We expect revenues generated from VidiPax to remain relatively stable or modestly decline in 2003.

      Cost of Revenues. Cost of revenues increased to $13.3 million in 2002 from $12.7 million in 2001. Cost of revenues include the cost of production including personnel, and an allocated portion of facilities and equipment and other supporting functions related to the delivery of digital media services and applications. Excluding depreciation and amortization, costs of revenues increased to $10.0 million in 2002 from $8.7 million in 2001. This was primarily due to the higher number of personnel involved in digital media services production and the increased reliance on certain third-party vendors related to webcasting services. Depreciation, the primary non-cash component of cost of revenues, decreased to $3.4 million from $4.1 million in 2001 as a result of the property and equipment write-downs recorded in 2001.

      Media restoration cost of revenues totaled $1.9 million in 2002, an increase from $1.2 million in 2001. The increase rose slightly out of proportion to the increased revenues. This is a result of the variable nature of the restoration business, which requires adding personnel to generate additional revenues. Additionally, production facility expansion at VidiPax resulted in higher levels of depreciation on a comparative basis.

      Research and Development Expenses. Research and development expenses totaled $3.2 million and $9.7 million in 2002 and 2001, respectively. Research and development expenses include salaries and consulting fees paid to support technology development, costs of technology acquired from third parties to incorporate into applications and other proprietary technology currently under development. The decrease is due to the significant reduction in the number of development personnel as a result of the corporate restructurings. Costs of enhancing webcasting offerings, including the recently announced Loudeye Express, the continued support of our music offerings and the development of internal operational solutions necessary to fully integrate previous acquisitions comprised a majority of our research and development expenses in 2002. We had approximately $263,000 in media restoration research and development expenses during 2002 primarily as a result of efforts to integrate certain acquired equipment and efficiency enhancements into the media restoration production process. There were no research and development expenses included in media restoration services in 2001.

      We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructurings and a sharper focus on opportunities which we believe will result in near term results, development headcount was significantly reduced as compared to 2001 and, as a result, research and development expenses declined in 2002 as compared to 2001. We expect research and development expenses to remain relatively stable in the foreseeable future.

      Sales and Marketing Expenses. Sales and marketing expenses totaled $7.7 million and $9.4 million in 2002 and 2001, respectively. Sales and marketing expenses consist primarily of salaries, commissions, co-marketing expenses, trade show expenses, product branding costs, advertising and cost of marketing collateral. The decrease in sales and marketing expenses was primarily due to decreased personnel subsequent to our reductions in force, partially offset by a general increase in commissions and other selling expenses to generate the increased level of sales. The decrease was partially offset by an increase in advertising and marketing activities during 2002. Media restoration services sales and marketing expenses totaled $232,000 and $450,000 in 2001 and 2000, respectively. This decrease was due to a reduction in personnel and a general change in the sales compensation structure at VidiPax.

      General and Administrative Expenses. General and administrative expenses totaled $11.4 million and $11.1 million in 2002 and 2001, respectively. General and administrative expenses consist primarily of rent, facilities and information technology charges, salaries, legal expenses for general corporate purposes, professional services, investor relations and other costs associated with being a public company. General and administrative expenses increased over the previous year as a result of the impact of integrating acquisitions into our operations and higher professional fees, insurance and other costs associated with being a publicly held company. The increase is partially offset by internal efforts beginning in the third quarter of 2002 to decrease all operating expenses, including external and internal legal fees, public relations, investor relations and insurance premiums. Our media restoration segment contributed general and administrative expenses of approximately $1.3 million and $1.2 in 2002 and 2001, respectively. We believe that general and administrative expenses will decrease in future periods as a result of our corporate restructurings and continued efforts to reduce operating expenses.

      Amortization of Intangibles and Other Assets. Amortization of intangibles and other assets totaled $3.0 million and $8.2 million in 2002 and 2001, respectively. The decrease was primarily due to impairment charges recorded during 2001, which led to lower balances of intangible assets and, in turn, lower amortization charges. In addition, effective January 1, 2002, we adopted FAS 142, which stipulates that goodwill can no longer be amortized but is subject to review for impairment. Amortization expense decreased by $2.6 million compared to the previous year as a result of the implementation of FAS 142.

      Stock-Based Compensation. Stock-based compensation was a credit of $417,000 and a charge of $359,000 in 2002 and 2001, respectively. This decrease is a result of previous reductions in force, which has reduced the amortization of stock-based compensation, and in reversals of previously recorded deferred stock compensation associated with terminated employees. As a result of stock option cancellations associated with our reductions in force, we recorded a stock-based compensation credit of $835,000 in the first quarter of 2002. The remaining charge was due to normal, recurring amortization. Future amortization of deferred stock compensation should decline as the deferred stock compensation recorded prior to our Initial Public Offering is being amortized on an accelerated basis. Future stock-based compensation charges may vary as a result of variable accounting following our option exchange in the third quarter of 2001. As of December 31, 2002, approximately $130,000 remains in deferred stock based compensation, which is expected to be amortized in full by the end of 2003.

      Special Charges. We recorded special charges totaling $6.8 million and $37.3 million in 2002 and 2001, respectively, related to impairment of intangible assets, write-downs of property and equipment, accrued lease payments related to vacated facilities and employee severance charges associated with company restructurings. Effective January 1, 2002 we adopted SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that certain intangible assets and property and equipment related to our Digital Media Services and Enterprise Communications reporting units were impaired. In addition, as a result of a decline in revenues and other economic factors, we performed an analysis of carrying values of property plant and equipment and amortizable intangibles pursuant to SFAS No. 144 as of November 30, 2002. As a result of these actions and other economic conditions, we recorded special charges in 2002 and 2001 which are summarized in the following table (in thousands):

	2002	2001

Intangible and other asset impairments	$1,437	$21,356
Property and equipment write-downs	2,029	6,534
Facilities related charges and other	1,490	6,194
Employee severance	1,890	3,177

	$6,846	$37,261

      The following table reflects the activity in accrued special charges (in thousands).

	2002	2001

Balance, beginning of year	$2,939	$310
Accruals	2,668	3,790
Paid during year	(2,704)	(1,161)

Balance, end of year	$2,903	$2,939

      We will continue to review the carrying value of our long-lived assets and goodwill for impairments. Future adverse developments in our business will result in additional charges.

      Interest Income. Interest income representing earnings on our cash, cash equivalents and short-term investments totaled $1.1 million and $3.2 million in 2002 and 2001, respectively. The decrease in income was due to lower average cash and investment balances in 2002, reflecting cash used for operations, as well as, the voluntary prepayment of our primary outstanding credit facility during the third quarter of 2002, as well as lower interest rates. Our interest income will decrease in the future as our cash balances decrease to fund our operating, investing and financing activities.

      Interest Expense. Interest expense relating to our debt instruments, as well as amortization of financing charges related to our debt instruments, totaled $0.6 million and $1.2 million in 2002 and 2001, respectively. The decrease was due to lower interest rates resulting from the new credit facility signed in October 2001 and our repayment of this facility in the third quarter of 2002. Interest expense should decrease in 2003 as a result of the repayment of our long-term debt.

      Other Income (Expense). Other income (expense) consists of $700,000 of other income related to the renegotiation of the final closing terms with CMGi related to the acquisition of Activate and realized gains from the sale of certain investments, partially offset by expenses incurred related to the sale of our Canadian subsidiary. On the date of our acquisition of Activate, the total payment due to CMGi on September 25, 2002 was $3.0 million in a combination of cash and stock. During the third quarter of 2002, we reached a final settlement with CMGi, which required payment of $2.0 million in cash and 1.0 million shares of restricted common stock valued at $300,000, resulting in a gain of $700,000 included in other income.

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

      Cost of Revenues. Cost of revenues increased to $12.7 million in 2001 from $12.4 million in 2000 on a consolidated basis. Cost of revenues include the cost of production including personnel, and an allocated portion of facilities and equipment and other supporting functions related to the delivery of digital media services and applications. Costs, excluding depreciation and amortization, to generate the revenues described above decreased to $8.7 million in 2001 from $9.7 million in 2000. This decrease was primarily due to the significantly lower number of personnel involved in digital media services production. This reduction in headcount came as a result of the completion of our digital media archive system, which has allowed us to fulfill digital music encoding orders in a more automated manner rather than the historical method requiring significant manual processing. The non-cash component of cost of revenues, which is primarily depreciation, increased to $4.0 million from $2.7 million in 2000 as a result of a full year’s depreciation in 2001 of our production facility. Adding to this increase was higher levels of equipment purchases throughout 2000, contributing only a partial year of depreciation in 2000, but a full year in 2001. Cost of revenues increased from 2000 primarily due to decreased revenues and capacity utilization, as well as increased depreciation expense in 2001 from significant asset acquisitions in 2000. These increases were partially offset by the inclusion of higher margin product offerings acquired from DiscoverMusic and VidiPax.

      Media restoration cost of revenues totaled $1.2 million in 2001, an increase from $474,000 in 2000. The increase in gross margin was a result of increased levels of capacity utilization of its production lab as well as greater levels of orders on a relatively fixed cost of production.

      Research and Development Expenses. Research and development expenses totaled $9.7 million and $6.8 million in 2001 and 2000, respectively. Research and development expenses include salaries and consulting fees paid to support technology development, costs of technology acquired from third parties to incorporate into applications and other proprietary technology currently under development. The increase over the same period in 2000 is primarily due to the acquisition of online radio technology and personnel in 2001, increased headcount in the first quarter of 2001 over the same period in the prior year and the cessation of capitalization of software development costs on projects completed in 2000. Additionally, research and development headcount increased as a result of the acquisition of Activate in September 2001. Costs of enhancing the automated production system, the development of our archival platform and the continued development of online radio technology and other unannounced applications and service offerings comprised a majority of our research and development expenses in 2001, while 2000 included a number of projects which have since been terminated.

      Due to our operational restructuring in 2001 and focus on digital audio opportunities and enterprise webcasting services, development headcount was significantly reduced. We had no media restoration services costs classified as research and development, and accordingly this had no impact on the consolidated results.

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

      Fourth quarter of 2001 general and administrative expenses included a reduction of $736,000 in our bonus accrual resulting from a board of directors’ decision in late 2001 to conserve our cash resources and not pay cash bonuses to executives and certain other employees. This reduction in our bonus accrual was partially offset by a one-time charge of approximately $450,000 related to the write-off of a significant receivable from a company that declared bankruptcy in December 2001. There were no revenues recognized in 2001 from that company.

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

      Stock-Based Compensation. Stock-based compensation totaled $359,000 and $5.4 million in 2001 and 2000, respectively. Stock-based compensation in 2001 was insignificant. Stock-based compensation in 2000 consisted of $4.5 million in amortization of deferred stock compensation, related to stock options previously granted below deemed fair market value, $1.3 million in compensation expense related to the variable accounting treatment and the subsequent termination in the third quarter of 2000 of our consultant options, a charge of $400,000 related to the acceleration of options and $820,000 in credits related to the reversal of previously amortized deferred stock compensation due to option cancellations. In the fourth quarter of 2000, we accelerated the vesting of approximately 660,000 options that resulted in a charge of approximately $400,000 to stock-based compensation. As of December 31, 2001, approximately $883,000 remains in unamortized deferred stock compensation. There was no stock-based compensation recorded at VidiPax in 2001 or 2000.

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

      Special Charges. In 2001, we commenced a series of operational restructurings and facilities consolidations. We assessed each product and service offering and the costs related to each in making the determination to cease providing, or otherwise change the level of support we provide for these offerings. We determined that it was not feasible to continue to provide or support digital media consulting services, certain digital media applications and the Alive e-show platform in 2001. Additionally, the decision was made to decrease the level of emphasis placed on video encoding activities. This decision was made as a response to the decreased demand for such services, which started in the third quarter of 2000 and continued into the first quarter of 2001, at which time we determined that no further resources would be provided to support video encoding in our Seattle facility. In the second quarter of 2001 we terminated approximately 45% of our workforce. That reduction in force created excess facilities, resulting in the development of facilities consolidation plans. These plans of consolidation generated additional special charges for rent accruals as well as tenant improvement impairments throughout the remainder of 2001. The continued economic conditions surrounding our digital media services led to other impairment charges related to the valuation of our assets acquired from DiscoverMusic, in the third quarter of 2001. In the fourth quarter of 2001, we performed an analysis of all long-lived assets in accordance with our accounting policies, and determined that certain of these assets were impaired. Impairment charges were then recorded as appropriate. As a result of these actions and other economic conditions, we recorded special charges of $37.3 million in 2001. These charges are summarized in the table following:

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

Liquidity and Capital Resources

      As of December 31, 2002, we had approximately $13.4 million of cash, cash equivalents, short-term investments and restricted investments.

      Cash used in operating activities was $22.2 million and $26.3 million in 2002 and 2001, respectively. For 2002 and 2001, respectively, cash used in operating activities resulted primarily from net losses of $31.2 million and $76.4 million, partially offset by special charges, depreciation and amortization and increased by other adjustments and working capital changes. All changes in operating assets and liabilities are net of amounts acquired in purchases of businesses

      Cash provided by investing activities was $8.5 million $7.4 million in 2002 and 2001, respectively. For 2002, cash provided by investing activities was related primarily to net sales of short-term investments of $12.5 million, offset by purchases of property and equipment totaling $1.7 million and cash paid for the acquisition of businesses totaling $2.4 million. For 2001, cash provided by investing activities was primarily related to the net sales of short-term investments of $19.7 million, partially offset by purchases of property and equipment of $2.7 million and cash paid for the business acquisitions that closed in 2001 of $9.6 million

      Cash used in financing activities was $21.6 million in 2002 and cash provided by investing activities was $4.3 million in 2001. The cash used in financing activities in 2002 primarily resulted from the decision to prepay our primary long-term credit facility in the third quarter of 2002, as well as payments on our capital lease obligations and repurchases of our common stock. The cash provided by financing activities in 2001 resulted primarily from borrowings under our credit facility of $18.9 million, offset by principal payments of our long-term debt and capital lease obligations of $11.8 million. We repurchased 4.0 million shares from our founder for $2.0 million and also made a collateralized loan of $1.0 million to him in 2001.

      As of December 31, 2002, our principal commitments consisted of obligations outstanding under operating and capital leases. We prepaid our primary credit facility in the third quarter of 2002. This prepayment of $18.9 million was made to reduce future interest expense and remove any restrictions that the facility might have placed upon our cash balances. The credit facility was terminated in the third quarter of 2002.

      We have other credit facilities and leasing arrangements that, in general, are not prepayable without penalty. Total principal amounts outstanding under these arrangements were $1.4 million at December 31, 2002. These instruments bear interest ranging from approximately 6.9% to 9.7% and mature at various times through 2005. Letters of credit of approximately $980,000 collateralize certain of these notes and capital lease obligations. We have $1.5 million of short-term investments that are utilized as collateral for certain irrevocable letters of credit. These short-term investments have been classified as restricted investments on the accompanying balance sheets.

     Contractual Obligations and Commercial Commitments

      The following table provides aggregated information about the Company’s contractual obligations as of December 31, 2002.

	Payments Due by Period

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Contractual Obligations
Long-term debt	$370	$223	$73	$74	$—
Capital lease obligations(1)	1,051	562	320	169	—
Operating leases	14,594	4,314	4,175	2,467	3,638
Other purchase obligations	341	338	3
Accrued acquisition consideration(2)	1,062	1,062	—	—	—

Total contractual obligations	$17,418	$6,499	$4,571	$2,710	$3,638

(1)	Capital lease obligations represent the total minimum future obligations inclusive of interest.

(2)	Accrued acquisition consideration represents promissory notes related to the acquisition of Streampipe. The notes contain an equity redemption option pursuant to which the Company may, at its option, satisfy its obligation under the Notes by issuing additional shares of the Company’s common stock. See Note 10 to the Consolidated Financial Statements.

      Since inception, we have sustained substantial net losses to sustain our growth and establish our business. Beginning in 2001, we commenced a variety of cost reduction initiatives to reduce costs. For 2003, we will continue to focus on reducing costs and increasing sales. We expect the following items may represent significant uses of cash in the foreseeable future:

•	We have commitments under leases for certain facilities which we no longer occupy. These leases extend past 2003. Scheduled payments under these leases for 2003 total $1.6 million. We are presently negotiating lease reduction or termination agreements that we believe will result in a substantial reduction to future obligations under certain of these leases. However, there can be no assurance that we will be able to do so. In addition, we may have to make up-front cash payments to terminate or reduce our obligations under these leases. At December 31, 2002 accrued special charges includes amounts accrued for rent obligations which meeting the criteria for accrual under Emerging Issues Task Force Issue Number 94-3.

•	We paid approximately $850,000 in fees to Regent Pacific Management Corporation in the first quarter of 2003 for interim management services and expenses. The engagement of Regent Pacific and the involvement of Regent Pacific principals as part of our management team concluded in March 2003.

•	Severance payments resulting from workforce reductions in 2002 and in the first quarter of 2003, including certain of our former executives, are estimated to be $700,000 and are expected to be paid in cash in 2003.

•	Acquisition consideration resulting from the Streampipe acquisition in November 2002, totaling $1.1 million plus accrued interest, is due January 1, 2004. The notes contain an equity redemption option pursuant to which we may, at our option, satisfy our obligation by issuing additional shares of our common stock. However, if certain events occur, such as our stock no longer being listed on a principal securities exchange or trading market, we may be required to pay a portion of this consideration in cash. This amount is included in accrued acquisition consideration in the accompanying balance sheets.

•	We have certain commitments under existing arrangements with certain licensors of copyrighted materials that may require payments estimated to be approximately $490,000 in 2003. These amounts are included in accrued expenses in the accompanying balance sheets.

•	We may enter into future transactions where we acquire complementary businesses. Such acquisitions may require the use of our capital resources.

•	We do not have significant capital spending plans for 2003.

      There can be no assurance that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations and meet our working capital and capital expenditure requirements for 2003. Accordingly, if we are unable to fund operating and other expenses, working capital and capital expenditures from our operations, we may find it necessary to secure additional financing, sell assets or reduce expenditures further. In the event additional financing is required, there can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Going Concern

      The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception, has an accumulated deficit, and has experienced negative cash flows from operations since its inception and the expansion and development of its business will require additional capital. These matters raise substantial doubt about the company’s ability to continue as a going concern.

      Management has restructured the Company’s operations, reduced its work force, renegotiated leases, and taken other actions to limit the Company’s expenditures. However, there can be no assurance that the Company’s cash balances will be sufficient to sustain its operations until profitable operations and positive cash flows are achieved. Consequently, the Company may require additional capital to fund its operations. There can be no assurance that capital will be available to the Company on acceptable terms, or at all.

      The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Recent Management Changes

      In January 2003 the Company engaged Regent Pacific Management Corporation (“Regent Pacific”) to provide certain management consulting and advisory services. This agreement contemplated the payment to Regent Pacific of two hundred thousand dollars ($200,000) for a two (2) month consulting engagement.

      On February 3, 2003, the Company’s former Chairman and Chief Executive Officer, John T. Baker IV, resigned from the Company. Simultaneous with Mr. Baker’s resignation, the Company entered into a new agreement with Regent Pacific, expanding its role with the Company. Pursuant to the Regent Pacific agreement, Loudeye agreed to pay Regent Pacific Sixty Thousand Dollars ($60,000) per week, and four weeks of payments in advance. This agreement provided for a minimum term of six months, with a review and restructuring of fees after three months. The agreement also provided for the issuance to Regent Pacific of stock options to purchase up to four million (4,000,000) shares of Loudeye common stock, based upon length of service, at an exercise price based upon the closing price per share on February 3, 2003 ($0.39). The agreement was terminable by either party under certain circumstances. In connection with that agreement, the Company appointed Philip J. Gioia, a principal of Regent Pacific, to serve as its President and Chief Executive Officer and agreed to have selected Regent Pacific principals, including Mr. Gioia, serve as part of the Loudeye executive management team. Additionally, Mr. Gary J. Sbona, the chairman and Chief Executive Officer of Regent Pacific, was elected to the board of directors of Loudeye and Charles P. Waite, Jr., a member of Loudeye’s board of directors and a partner of OVP Venture Partners, was elected as Chairman.

      On March 11, 2003, the engagement of Regent Pacific, and the involvement of Regent Pacific principals as part of the Company’s executive management team concluded. As a result, Mr. Gioia resigned as President and Chief Executive Officer of the Company, and Mr. Sbona resigned from his seat on the Company’s board of directors. On March 11, 2003, the Company’s board of directors appointed Jeffrey M. Cavins, who had been the Senior Vice President of Sales for the Company, as the Company’s President and Chief Executive Officer, and elected him to the Company’s board of directors. The Company’s board of directors appointed Anthony J. Bay, a three-year member of the board, as chairman of the board, replacing Mr. Waite, who resigned. The Company entered into an Employment Agreement dated as of April 1, 2003 with Mr. Cavins. The agreement provides for a base salary of $250,000 and the granting of options to purchase 1,500,000 shares of common stock of the Company. The agreement also provides for the opportunity to receive bonuses based upon the achievement of certain performance criteria by the Company and in the event of a sale of all of the stock or all or substantially all of the assets of the Company.

      The Company entered into an Employment Agreement dated as of April 1, 2003 with Jerold J. Goade, Jr., the Vice President and Chief Financial Officer of the Company. The agreement provides for a base salary of $160,000 and the granting of options to purchase 300,000 shares of common stock of the Company. The agreement also provides for the opportunity to receive bonuses based upon the achievement of certain performance criteria by the Company and in the event of a sale of all of the stock or all or substantially all of the assets of the Company.

      The Company entered into a Consulting Agreement dated as of April 1, 2003 with Mr. Bay, the Chairman of the Company. The agreement provides for a base compensation of $100,000 and the granting of options to purchase 500,000 shares of common stock of the Company. The agreement provides for the opportunity to receive bonuses based upon the achievement of certain performance criteria by the Company and in the event of a sale of all of the stock or all or substantially all of the assets of the Company.

Recent Accounting Pronouncements

      We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) effective January 1, 2002. The impact of adopting FAS 142 is discussed in Note 4 to the consolidated financial statements.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective January 1, 2003. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We are currently assessing the application of SFAS No. 143.

      We also adopted Statement of Financial Accounting standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), effective January 1, 2002. FAS 144 supercedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” providing a single accounting model for long-lived assets to be disposed of. In addition, FAS 144 amends certain provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of the Disposal of a Segment of a Business, Extraordinary Items, Unusual and

Infrequently Occurring Events and Transactions,” with respect to the accounting for discontinued operations. The impact of impairment charges recorded under FAS 144 is discussed in Note 4 to the consolidated financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), which is effective for exit or disposal activities that are initiated after December 31, 2002. FAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 does not require restatement of prior financial results. We plan to adopt FAS 146 beginning with any exit or disposal activity initiated after December 31, 2002.

      In December 2002, the FASB issues SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This standard amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of this standard during 2002.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others”, which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. The Company has determined that the implementation of this standard will not have a material effect on its previously issued financial statements. We cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time their results will be initially reported in the financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of our participation in variable interest’s entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. We are currently assessing the application of FIN 46.

      In February 2003, the EITF issued an abstract, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. We believe our current revenue recognition policies comply with the provisions of EITF No. 00-21.

Critical Accounting Policies and Estimates

      We have identified the most critical accounting policies and estimates used in the preparation of our financial statements by considering accounting policies and estimates that involve the most complex or subjective decisions or assessments.

      Long-lived assets. Management periodically evaluates the recoverability of our long-lived assets in accordance with SFAS No. 144. When doing so, management is required evaluate the recoverability of an asset’s (or group of assets) carrying value through estimates of undiscounted future cash flows. If the assets are deemed impaired, the assets are written down to estimated fair value. Estimates of fair value may differ from the actual amount that could be realized if we were to sell our assets.

      As described in Note 4, we recorded impairment charges of $3.5 million, $27.9 million and $435,000 in 2002, 2001 and 2000, respectively. These amounts are included in Special Charges on the accompanying statements of operations. Management’s assessments of the impairment of property and equipment, intangible assets and goodwill are sensitive accounting estimates that could result in additional impairment charges in the near term. Factors that impact these estimates include, but are not limited to, possible changes in business plans, market price of our common stock and declining financial results. Net long-term assets subject to impairment review in the future totaled $10.7 million at December 21, 2002. We will continue to review the carrying value of our long-lived assets and goodwill for impairments. Future adverse developments in our business will result in additional charges.

      Exit costs. We have followed the provisions of EITF 94-3 to record the costs associated with exit activities. Management is required to make its best estimates of exit costs such as remaining lease obligations and/or termination fees, these estimates be different than the actual amounts that will be paid under existing lease arrangements. As noted above, beginning January 1, 2003, we will follow the provisions of FAS 146 to record the costs associated with exit activities. Future adverse changes in our business could result in additional exit activities and charges.

      Revenue Recognition. We generate revenues primarily from two sources: (1) digital media services, licensing and selling digital media applications and (2) media restoration services.

      Digital media services and other. We recognize Enterprise Webcasting Services revenues as services are rendered. We recognize encoding services revenues when the services have been rendered and we have no continuing involvement in the goods and services delivered, which is generally the date the finished media is shipped to our customer. Other revenues are generated from our music samples service business and in the prior year from licensing and selling of software and through application service provider arrangements. We sell services in application service provider arrangements. We are required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer. Billings are made based upon quantity of content streamed, and revenue is recognized as the services are delivered.

      Media restoration services. We recognize revenues as services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

      We believe that our revenue recognition policy is consistent with the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition.”

RISK FACTORS

We have incurred losses and negative cash flow since inception and have an accumulated deficit at December 31, 2002, raising substantial doubt about our ability to continue as a Going Concern

      The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue to operate as a going concern. The Company has incurred losses from inception, has an accumulated deficit, and has experienced negative cash flows from operations since its inception. These matters raise substantial doubt about the company’s ability to continue as a going concern.

      Management has restructured the Company’s operations, reduced its work force, renegotiated leases, and taken other actions to limit the Company’s expenditures. However, there can be no assurance that Company’s cash balances will be sufficient to sustain its operations until profitable operations and positive cash flows are achieved. Consequently, the Company may require additional capital to fund its operations. There can be no assurance that capital will be available to the Company on acceptable terms, or at all.

      The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan and current stockholders may experience significant dilution

      As of December 31, 2002, we had approximately $13.4 million in cash and cash equivalents, short-term investments, and restricted investments. There can be no assurance that our existing cash, cash equivalents, short-term investments and restricted investments will be sufficient to fund our operations and meet our working capital and capital expenditure requirements for 2003. Accordingly, if we are unable to fund operating and other expenses, working capital and capital expenditures from our operations, we may find it necessary to secure additional financing, sell assets or reduce expenditures further. In the event additional financing is required, there can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

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

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline

      As of December 31, 2002, we had an accumulated deficit of $173.7 million. We have incurred net losses quarterly from August 12, 1997 (inception) through December 31, 2002, and we expect to continue to incur net losses for the foreseeable future.

      Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future. To address the risks an uncertainties facing our business strategy, we must, among other things:

•	Achieve broad customer adoption and acceptance of our products and services;

•	Successfully integrate our acquisition of TT Holdings and execute our Webcasting services strategy;

•	Successfully integrate, leverage and expand our sales force;

•	Successfully scale our current operations;

•	Implement and execute our business and marketing strategies;

•	Address copyright issues that effect our business;

•	Develop and maintain strategic relationships to enhance our products and services;

•	Respond to competitive developments in the digital media infrastructure industry;

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

If we are unable to comply with NASDAQ’s continued listing requirements, our common stock could be desisted from the Nasdaq SmallCap Market

      Since July 30, 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq Stock Market for continued listing as a Nasdaq National Market security. In order to avoid delisting from Nasdaq entirely, we voluntarily applied to Nasdaq to have our listing transferred to the SmallCap Market. On July 16, 2002 our application was approved to transfer the listing of our common stock to the Nasdaq SmallCap Market. The Nasdaq SmallCap Market also requires compliance with a minimum bid price of $1.00 per share for at least 10 consecutive days. We were notified that we must be in compliance with this requirement by March 28, 2003 (including all grace periods) or face delisting from Nasdaq. On March 31, 2003 we were notified by Nasdaq that we will be provided an additional 90 calendar days, or until June 26, 2003 to regain compliance.

      There can be no assurance that we will be able to satisfy all requirements for continued listing of our common stock on the Nasdaq SmallCap Market, including the minimum bid price requirement and minimum tangible assets or stockholders’ equity requirements. If we are unable to meet Nasdaq requirements in the future, our stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders. Delisting would also make it more difficult for us to raise capital in the future. If our common stock is removed from the Nasdaq SmallCap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. Additionally, our stock may then be subject to “penny stock” regulations.

Our success is dependent on the performance and retention of our executive officers and key employees

      Our business and operations are substantially dependent on the performance of our executive officers and key employees, all of whom are employed on an at-will basis and have worked together for only a relatively short period of time. We do not maintain “key person” life insurance on any of our executive officers. In addition, we have hired or named new employees in 2003 in key executive positions, including Jeffrey Cavins, our Chief Executive. The loss of one or several key executives could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

Acquisitions we have made or may make could disrupt our business and harm our financial condition

      We expect to continue to evaluate and acquire businesses, technologies, services, or products that we believe are a strategic fit with our business. In June 2000 we acquired VidiPax, Inc., in June 2001 we acquired Addition Systems, Inc., in March 2001 we acquired DiscoverMusic, and in September 2001 we acquired Activate. and we have also acquired certain assets and technology from OnAir and theDial.com.

      Pursuant to an Asset Purchase Agreement dates as of May 29, 2002, the Company acquired certain assets of EncodeThis!, Inc. Pursuant to the Asset Purchase Agreement, the Company acquired certain assets of EncodeThis!, Inc. in exchange for cash and common stock, as well as a warrant to purchase common stock of the Company.

      On November 19, 2002, the Company, TenTV Acquisition Corp., a Delaware corporation wholly-owned by the Company, and TT Holding Corp. (“Holding”), a Delaware corporation and sole shareholder of Technology Education Network, Inc. (“TenTV”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”). Pursuant to the Merger Agreement, TenTV Acquisition Corp. was merged into Holding and the former stockholders of Holding received, subject to the Merger Agreement and certain

Unsecured Promissory Notes with Equity Redemption Option (the “Notes”), 7,900,165 newly issued unregistered shares of the Company’s common stock and Notes in the aggregate original principal amount of $1,062,329. At December 31, 2002, 7,559,306 shares had been issued and 340,859 shares are being held in escrow until January 1, 2004, pursuant to the terms of the Merger Agreement. Subject to the terms of each Note, which provide in part that there is not an event of default and that the Company is listed on a principal exchange excluding the over-the-counter market, the Notes may be redeemed, at the option of the Company, for common stock of the Company. In the event that the Company elects to redeem the Notes for Common Stock, the number of shares issuable upon redemption shall be calculated by dividing (i) the principal amount and all accrued interest due under the Notes as of the date of redemption, by (ii) the average of the last sale price of the common stock for the thirty (30) trading days preceding January 1, 2004. In such event, the aggregate number of shares of common stock issued in connection with the transactions contemplated by the Merger Agreement will be in excess of twenty percent (20%) of the issued and outstanding common stock of the Company. Nasdaq rules require that the a majority of the company’s stockholders approve any transaction resulting in the issuance of twenty percent (20%) or more of the Company’s common stock.

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

We depend on a limited number of customers for a majority of our revenues so the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenues and operating results

      A limited number of customers have accounted for a majority of our revenues and may continue to do so for the foreseeable future. During the year ended December 31, 2002, two of our customers accounted for 23% of our revenues and during the year ended December 31, 2001, one of our customers accounted for approximately 17% of our revenues. We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing and broadening our customer base, our business could be harmed.

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

      Enterprise Webcasting Competition. Our primary competitors are content distribution networks, such as Akamai, and Internet broadcasters, such as Yahoo!Broadcast. Each of these companies provide services similar to ours and each has a well-established market presence. We also compete with providers of traditional communications technologies, such as teleconferencing and videoconferencing, as well as applications software and tools companies, such as Centra Software, Lotus (SameTime), Microsoft (NetMeeting and Placeware). There are also smaller competitors that focus on certain of our individual market segments, such as investor relations webcasts.

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

Because our principal stockholders and management may have the ability to control a significant percentage of stockholder votes , the premium over market price that an acquiror might otherwise pay may be reduced and any merger or takeover may be prevented or delayed

      Our officers and directors beneficially own or control the voting of approximately 14% of our outstanding common stock. Martin Tobias, our former chief executive officer and former member of the board of directors, has given the board of directors, an irrevocable proxy to vote all of the approximately 4.6 million shares of our Common Stock that he owns. See Note 18 to the Notes to Consolidated Financial Statements and our Report on Form 8-K as filed with the Securities and Exchange Commission on October 30, 2001 for a more complete description of the proxy. As a result, these stockholders, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including:

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

LOUDEYE CORP.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and Shareholders of
Loudeye Corp.

      In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Loudeye Corp. (formerly Loudeye Technologies, Inc.) and subsidiaries at December 31, 2002, and the results of their operations and of their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Loudeye Technologies, Inc. and subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, prior to the revision described in Note 2, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those consolidated financial statements in their report dated February 14, 2002.

      As described in Note 2, the Company adopted the provisions of Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows and has an accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also disclosed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed above, the consolidated financial statements of Loudeye Technologies, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 2. In our opinion, the transitional disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP

April 11, 2003

Seattle, Washington

REPORT OF ARTHUR ANDERSEN LLP

      The following is a copy of the report of Arthur Andersen LLP dated February 14, 2002 on their audits of the financial statements of Loudeye Technologies, Inc and subsidiaries for December 31, 2001 and 2000 and each of the three years in the period ended December 31, 2001. Arthur Andersen LLP has ceased operations and has not reissued this report. In 2002, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). As discussed in Note 2, the Company has presented the transitional disclosures for 2001 and 2000 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements. These revisions to the 2001 and 2000 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

To Loudeye Technologies, Inc.:

      We have audited the accompanying consolidated balance sheets of Loudeye Technologies, Inc. and subsidiaries (Loudeye) as of December 31, 2001 and 2000*, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for each of the three years* in the period ended December 31, 2001. These financial statements are the responsibility of Loudeye s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loudeye Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000*, and the results of their operations and their cash flows for each of the three years* in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

February 14, 2002

Seattle, Washington

*	The consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, of stockholders’ equity and of cash flows for the year ended December 31, 1999 are not required to be included in this Annual Report on Form 10-K.

LOUDEYE CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Amounts in thousands
	except share and per share
	amounts)
ASSETS
Cash and cash equivalents	$1,889	$37,159
Short-term investments	9,978	23,782
Accounts receivable, net of allowances of $290 and $492	2,501	2,200
Notes receivable from related parties	1,187	—
Prepaid expenses and other current assets	914	1,769

Total current assets	16,469	64,910
Restricted investments	1,500	—
Property and equipment, net	3,590	7,306
Goodwill	5,307	1,310
Intangibles assets, net	1,758	5,374
Note receivable from related party	—	1,005
Other assets, net	905	978

Total assets	$29,529	$80,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,203	$913
Accrued compensation and benefits	904	1,439
Other accrued expenses	1,421	1,859
Accrued special charges	2,903	2,939
Accrued acquisition consideration	1,062	—
Deposits and deferred revenues	305	639
Current portion of long-term debt and capital leases	788	1,368

Total current liabilities	8,586	9,157
Accrued acquisition consideration	—	3,000
Long-term debt and capital leases, net of current portion	591	19,532

Total liabilities	9,177	31,689
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, treasury stock, additional paid-in capital and warrants; for common stock, $0.001 par value, 100,000,000 shares authorized; 53,871,295 and 47,157,568 shares issued and outstanding in 2002 and 44,475,174 and 40,475,174 shares issued and outstanding in 2001	194,195	192,627
Deferred stock compensation	(130)	(883)
Accumulated deficit	(173,713)	(142,550)

Total stockholders’ equity	20,352	49,194

Total liabilities and stockholders’ equity	$29,529	$80,883

See accompanying notes

LOUDEYE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(Amounts in thousands except share and
	per share amounts)
REVENUES	$12,681	$10,388	$11,537
COST OF REVENUES
Cost of revenues	9,966	8,667	9,684
Depreciation	3,381	4,070	2,704

Total cost of revenues	13,347	12,737	12,388
Gross margin	(666)	(2,349)	(851)
OPERATING EXPENSES
Research and development	3,159	9,719	6,784
Sales and marketing	7,667	9,409	14,621
General and administrative	11,375	11,102	8,079
Amortization of intangibles and other assets	3,043	8,173	7,693
Stock-based compensation	(417)	359	5,409

	24,827	38,762	42,586
Special charges	6,846	37,261	947

OPERATING LOSS	(32,339)	(78,372)	(44,384)
OTHER INCOME (EXPENSE), net
Interest income	1,149	3,157	5,767
Interest expense	(631)	(1,181)	(907)
Other	659	—	—

Total other income (expense)	1,177	1,976	4,860

NET LOSS	$(31,162)	$(76,396)	$(39,524)

Basic and diluted net loss per share	$(0.75)	$(1.84)	$(1.33)

Weighted average shares used to compute basic and diluted net loss per share	41,393,156	41,429,104	29,773,886

See accompanying notes

LOUDEYE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Common Stock, Treasury
			Stock, and Additional
	Convertible Preferred Stock		Paid-in Capital		Stock Warrants		Beneficial	Deferred		Total
							Conversion	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Feature	Compensation	Deficit	Equity

	(Amounts in thousands, except for share amounts)
BALANCES, January 1, 2000	21,063,236	$58,536	8,696,257	$27,146	691,053	$1,159	$14,121	$(6,843)	$(26,630)	$67,489
Conversion of preferred stock	(21,063,236)	(58,536)	21,063,236	58,536	—	—	—	—	—	—
Beneficial conversion feature	—	—	—	14,121	—	—	(14,121)	—	—	—
Initial Public Offering and sale of shares to strategic partner	—	—	5,511,022	80,748	—	—	—	—	—	80,748
Exercise and conversion of warrants	—	—	526,528	1,159	(691,053)	(1,159)	—	—	—	—
Stock option exercises, repurchases and shares issued under ESPP	—	—	1,207,115	727	—	—	—	46	—	773
Deferred stock compensation	—	—	—	3,100	—	—	—	(3,100)	—	—
Issuance of shares for acquisition and warrants to strategic partners	—	—	68,284	1,105	140,000	159	—	—	—	1,264
Cancellation and acceleration of common stock options	—	—	—	(2,459)	—	—	—	1,997	—	(462)
Stock-based compensation	—	—	—	1,267	—	—	—	4,513	—	5,780
Net loss	—	—	—	—	—	—	—	—	(39,524)	(39,524)

BALANCES, DECEMBER 31, 2000	—	—	37,072,442	185,450	140,000	159	—	(3,387)	(66,154)	116,068
Issuance of shares for acquisition and strategic partnerships	—	—	7,152,887	10,832	—	4	—	—	—	10,836
Repurchase of common stock	—	—	(4,000,000)	(2,000)	—	—	—	—	—	(2,000)
Other	—	—	—	61	—	—	—	—	—	61
Stock option exercises, repurchases and shares issued under ESPP	—	—	249,845	266	—	—	—	—	—	266
Modification of common stock options	—	—	—	(2,145)	—	—	—	943	—	(1,202)
Amortization of deferred stock	—	—	—	—	—	—	—	1,561	—	1,561
Net loss	—	—	—	—	—	—	—	—	(76,396)	(76,396)
BALANCES, DECEMBER 31, 2001	—	—	40,475,174	192,464	140,000	163	—	(883)	(142,550)	49,194
Issuance of shares for acquisitions	—	—	9,226,724	3,786	—	—	—	—	—	3,786
Repurchase of shares	—	—	(2,713,727)	(1,105)	—	—	—	—	—	(1,105)
Stock option exercises and shares issued under ESPP	—	—	169,397	57	—	—	—	—	—	57
Amortization of deferred stock compensation, net of cancellations	—	—	—	(1,170)	—	—	—	753	—	(417)
Net loss	—	—	—	—	—	—	—	—	(31,162)	(31,162)

BALANCES, DECEMBER 31, 2002	—	$—	47,157,568	$194,032	140,000	$163	$—	$130	$(173,713)	$20,352

See accompanying notes

LOUDEYE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(Amounts in thousands)
OPERATING ACTIVITIES
Net Loss	$(31,162)	$(76,396)	$(39,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,223	15,422	12,494
Special charges and other non-cash items	3,575	29,736	661
Other income from settlement of acquisition terms	(700)	—	—
Stock-based compensation	(417)	359	5,409
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	358	2,902	(2,121)
Prepaid expenses and other assets	464	396	(701)
Accounts payable	24	(1,162)	(3,758)
Accrued compensation, benefits, and other expenses	(1,226)	2,610	1,801
Customer deposits and deferred revenue	(306)	(161)	362

Cash used in operating activities	(22,167)	(26,294)	(25,377)

INVESTING ACTIVITIES
Purchases of property and equipment	(1,676)	(2,696)	(15,814)
Proceeds from sales of property and equipment	109	—	—
Capitalized software development costs	—	—	(1,304)
Cash paid for acquisitions of businesses, net of cash acquired	(2,361)	(9,580)	(1,907)
Loans made to related party and related interest	(67)	—	-
Purchases of short-term investments	(11,105)	—	—
Sales of short-term investments	23,563	19,689	(42,605)

Cash provided by (used in) investing activities	8,463	7,413	(61,630)

FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of options	47	270	81,100
Proceeds from long-term debt	—	18,908	10,205
Principal payments on long-term obligations	(20,495)	(11,827)	(1,882)
Loans made to related party and related interest	—	(1,000)	—
Repurchase of common stock	(1,118)	(2,000)	—

Cash provided by (used in) financing activities	(21,566)	4,351	89,423

Net change in cash and cash equivalents	(35,270)	(14,530)	2,416
Cash and cash equivalents, beginning of period	37,159	51,689	49,273

Cash and cash equivalents, end of period	$1,889	$37,159	$51,689

Cash paid for interest	$623	$970	$683
Issuance of common stock for acquisition of businesses	3,786	10,756	1,105
Assets acquired under capital leases	467	368	—
Reversal of deferred stock compensation as a result of option cancellations	1,170	—	—
Issuance of common stock and common stock warrants to strategic partners	—	76	159

See accompanying notes

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.     Organization, Risks and Going Concern:

The Company

      Loudeye Corp. (formerly Loudeye Technologies, Inc.) (the Company) provides enterprise webcasting, related digital media services and media restoration services. The Company is headquartered in Seattle, Washington and to date has conducted business in the United States, Canada and Europe in two business segments, digital media services and media restoration services.

Risks

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

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Going Concern

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception, has an accumulated deficit of approximately $173.7 million at December 31, 2002, has experienced negative cash flows from operations since inception and the expansion and development of the Company’s business will require additional capital. These matters raise substantial doubt about the company’s ability to continue as a going concern.

      Management has restructured the Company’s operations, reduced its work force, renegotiated leases, and taken other actions to limit the Company’s expenditures. However, there can be no assurance that the Company’s cash balances will be sufficient to sustain its operations until profitable operations and positive cash flows are achieved. Consequently, the Company may require additional capital to fund its operations. There can be no assurance that capital will be available to the Company on acceptable terms, or at all.

      If the Company fails to generate positive cash flows or fails to obtain additional capital when required, the Company could continue to modify, delay or abandon some or all of the Company’s business and expansion plans. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2.     Summary of Significant Accounting Policies

Cash and Cash Equivalents

      Cash and cash equivalents consist of demand deposits and money market accounts maintained with financial institutions and certain other investment grade instruments. The Company considers all cash deposits and highly liquid investments with an original maturity at the date of acquisition of three months or less to be cash equivalents.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments

      The Company has invested amounts in investment-grade government obligations, institutional money market funds and other obligations with FDIC insured U.S. banks. Short-term investments are generally held to maturity and are accounted for as available for sale. These securities all mature within one year and reported amounts approximate fair value due to the relatively short maturities of these investments.

      The Company has approximately $1.5 million of short-term investments which are utilized as collateral for certain irrevocable standby letters of credit. These securities all mature within one year and reported amounts approximate fair value due to the relatively short maturities of these investments.

Impairment of Long-lived Assets

      The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life is less than the carrying amount of the asset. As described in Note 4, the Company recorded impairment charges of $3.5 million, $27.9 million and $435,000 in 2002, 2001 and 2000, respectively. These amounts are included in Special Charges on the accompanying statements of operations.

Advertising Costs

      Advertising costs are expensed as incurred. The Company incurred $787,000, $122,000 and $1.1 million in advertising costs for the years ended December 31, 2002, 2001 and 2000, respectively.

Concentrations of Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, and long-term obligations. Fair values of cash and cash equivalents and short- term investments approximate cost due to the short period of time to maturity. The fair values of financial instruments that are short-term and/or that have little or no market risk are considered to have a fair value equal to book value. The Company maintains cash and cash equivalents on deposit at various institutions that at times exceed the insured limits by the Federal Deposit Insurance Corporation. The Company is exposed to credit risk since it extends credit to its customers. The Company performs initial and ongoing evaluations of its customers’ financial condition, and generally extends credit on open account, requiring collateral as deemed necessary.

Software Development Costs

      Research and development costs consist primarily of salaries, wages and benefits for development personnel and are expensed as incurred. Software developed for internal use is capitalized once the preliminary project stage has been completed and management has committed to funding the continuation of the development project. Capitalization is ceased when the software project is substantially complete and ready for its intended use. Internally developed software and software acquired in business combinations are recorded in intangibles and other long term assets, respectively. Purchased software is recorded in property, plant and equipment.

Property and Equipment

      Property and equipment is stated at historical cost less accumulated depreciation and impairment write-downs. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, ranging from three to five years. Leasehold improvements are amortized over the lesser of the applicable lease term or the estimated useful life of the asset. Expenditures and improvements that increase

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the value or extend the life of an asset are capitalized. Expenditures for maintenance and repair are expensed as incurred. Gains or losses on the disposition of assets are reflected in the consolidated statement of operations in the year of disposal.

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

      Management’s assessments of the impairment of property and equipment, intangible assets and goodwill are sensitive accounting estimates that could result in additional impairment charges in the near term. Factors that impact these estimates include, but are not limited to, possible changes in business plans, decreases in the market price of the Company’s common stock and declining financial results.

Stock-based Compensation

      The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees,” (APB No. 25) as interpreted by Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB No. 25 (FIN 44) and related interpretations. The Company records deferred stock based compensation for the difference between the exercise price of employee stock options granted and the fair value of the Company’s common stock at the date of grant. Deferred compensation, if any is amortized over the vesting period of the related options, which is generally four and one-half years. Through December 31, 2002, $10.9 million had been recorded as deferred stock compensation.

      Equity instruments issued to non-employees are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (EITF 96-18) and related interpretations.

      Stock-based compensation for the year ended December 31, 2000 aggregated $5.4 million, consisting of $4.5 million in amortization of deferred stock compensation related to stock options previously granted below fair value, $1.3 million in compensation expense related to the variable accounting treatment and the subsequent termination in the third quarter of 2000 of our consultant options, a charge of $0.4 million related to the accelerated vesting of approximately 660,000 options, and $0.8 million in credits related to the reversal of previously amortized deferred stock compensation due to option cancellations. Stock compensation totaled $0.4 million for the year ended December 31, 2001 and a credit of $0.4 million for the year ended December 31, 2002, consisting of the amortization deferred stock compensation and the reversal of expense related to accelerated amortization for options that were cancelled. In July 2001, the Company exchanged 1,083,250 employee options with an exercise price greater than $4.30 for 812,443 new options with an exercise price of $1.21. These new options are accounted for as variable options; however, since the exchange, the

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market price of the Company’s stock price has declined in value, and no stock-based compensation charges have been generated.

      The Company records stock-based compensation charges as a separate component of operating expenses. The amount represents the consulting expenses, amortization of stock options granted below fair value, the charges for acceleration of options and amounts paid under recission. These amounts can be allocated to the other expense categories in the accompanying consolidated statements of operations as follows (in thousands):

	2002	2001	2000

Production (cost of sales)	$(34)	$30	$456
Research and development	(21)	19	283
Sales and marketing	(55)	50	749
General and administrative	(307)	260	3,921

	$(417)	$359	$5,409

      The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Year Ended December 31,

	2002	2001	2000

Net loss, as reported	$(31,162)	$(76,396)	$(39,524)
Add: stock-based employee compensation expense (credit) included in reported net loss	(417)	359	5,409
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(1,114)	(1,223)	(10,557)

Pro forma net loss	$(32,693)	$(77,260)	$(44,672)

Loss per share:
Basic and diluted — as reported	$(0.75)	$(1.84)	$(1.33)
Basic and diluted — pro-forma	$(0.79)	$(1.86)	$(1.50)

      To determine compensation expense under SFAS No. 123, the Company used the following assumptions:

	2002	2001	2000

• Risk-free interest rates	3.93- 5.71%	4.0- 5.71%	5.0- 5.71%
• Expected lives	5 years	5 years	5 years
• Expected dividend yields	0%	0%	0%
• Expected volatility	75%	75%	0-75%

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

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) effective January 1, 2002. Under the new rule, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the Statement. This change had the impact of reducing amortization expense. Other than goodwill, the Company has no intangible assets deemed to have indefinite lives. The impact of adopting FAS 142 on the Company’s net loss and net loss per share for 2001 and 2000, as if FAS 142 had been adopted effective January 1, 2000, is as follows (in thousands, except per share amounts):

	2001	2000

Net loss, as reported	$(76,396)	$(39,524)
Goodwill amortization	2,422	4,895
Amortization of intangible assets reclassified to goodwill	152	83

Adjusted net loss	$(73,822)	$(34,546)

Basic and diluted net loss per share:
Net loss, as reported	$(1.84)	$(1.33)
Goodwill amortization	0.06	0.16
Amortization of intangible assets reclassified to goodwill	—	—

Adjusted net loss	$(1.78)	$(1.17)

      The Company determined that it has three reporting units for purposes of FAS 142; Enterprise Communications, Digital Media Services, and Restoration. The Company’s Digital Media Services segment consists of the Enterprise Communications and Digital Media Services reporting units. Assets reclassified to goodwill ($222) consist of acquired technology and workforce from the Company’s acquisition of Vidipax. The Company has performed its annual impairment tests under FAS 142 and recorded resulting impairment charges. These charges are discussed in greater detail in Note 4.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective January 1, 2003. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is currently assessing the impact of SFAS No. 143 and will adopt this standard in the first quarter of 2003.

      The Company also adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), effective January 1, 2002. FAS 144 supercedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In addition, FAS 144 amends certain provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of the Disposal of a Segment of a Business, Extraordinary Items, Unusual and Infrequently Occurring Events and Transactions,” with respect to the accounting for discontinued operations. The impact of the impairment charges recorded under FAS 144 is discussed in Note 4 to the consolidated financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (FAS 146), which is effective for exit or disposal activities that are initiated after December 31, 2002. FAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 does not

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require restatement of prior financial results. The Company will adopt FAS 146 beginning with any exit or disposal activity initiated after December 31, 2002.

      In December 2002, the FASB issues SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.” This standard amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this standard during the fourth quarter of 2002.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others”, which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. The Company has determined that the implementation of this standard will not have a material effect on its previously issued financial statements. The Company cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time their results will be initially reported in the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interest’s entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE’s, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The Company is currently assessing the impact of FIN 46.

      In March 2003, the Emerging Issues Task Force (EITF) issued an abstract, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company believes its revenue recognition policies comply with the provisions of EITF 00-21.

3.     Revenue Recognition

      The Company generates revenues primarily from the sale of digital media services and media restoration services.

Digital Media Services

      Digital media services encompasses Webcasting services, encoding services and the sale of music samples and the licensing and selling of software through application service provider arrangements.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company provides corporate Webcasting services using licensed and proprietary streaming media software, tools and processes to provide corporations with the ability communicate to their large, online communities over the Internet. Customers use these communication services to announce financial, legal, product and training information in real-time to investors, partners, employees and customers located all over the world. The Company recognizes revenues as the Webcasting services are rendered.

      Encoding services consist of the conversion of audio and video content into Internet media formats. Sales of encoding services are generally under nonrefundable time and materials or per unit contracts. Under these contracts, the Company recognizes revenues as the encoding services are rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

      Other revenues are generated from the sale of music samples and, in 2000, from licensing and selling of software and through application service provider arrangements. The Company sold digital media applications in application service provider arrangements. The Company was required to host the applications and the customer did not have the ability to have the application hosted by another entity without penalty to the customer. Billings were made based upon minutes of content streamed, and revenue was recognized as the services were delivered. In 2000, we recognized applications and other revenues in accordance with Statement of Financial Position 97-2 (SOP 97-2), which requires revenues to be recognized when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectibility is probable.

      While the Company does not currently have any arrangements accounted for in accordance with SOP 97-2, it uses these four principles as embodied within Staff Accounting Bulletin No. 101, “Revenue Recognition” as its primary revenue recognition policy.

      In 2000, other revenues also included consulting revenues; certain contractual revenues associated with forfeited deposits; and the recognition of deferred revenue upon either the completion of the earn-out period, the removal of our continuing obligation under such agreements, maintenance revenues related to our applications or the recognition of contractually guaranteed minimum revenues. Contractual revenues were recognized in 2000 when our further contractual obligations and all uncertainties related to performance were resolved. Consulting revenues were generally short-term contracts under which revenue was recognized on a time and materials basis.

Media Restoration Services

      Media restoration services consist of services provided by our VidiPax subsidiary to restore and upgrade old or damaged archives of traditional media. The Company recognizes revenues as these services are rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

4.     Special Charges

      Beginning in the fourth quarter of 2000 and through the fourth quarter of 2002, the Company commenced a series of operational restructurings and facilities consolidations. In addition, the Company adopted FAS 142 and 144 effective January 1, 2002. As a result of these activities, the Company has recorded special charges in the years ended December 31, 2002, 2001 and 2000.

      In the fourth quarter of 2000, the Company assessed each product and service offering and the costs related to each in making the determination to cease providing, or otherwise change the level of support the Company would provide to these offerings. The Company determined that it was not feasible to continue to provide or support digital media consulting services, certain digital media applications and the Alive e-show platform in 2001. Additionally, the decision was made to decrease the level of emphasis placed on video encoding activities. This decision was made as a response to the decreased demand for such services, which

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

started in the third quarter of 2000 and continued into the first quarter of 2001, at which time the Company determined that no further resources would be provided to support video encoding in the Seattle facility. In the second quarter of 2001, the Company terminated approximately 45% of its workforce. That reduction in force created excess facilities, resulting in the development of facilities consolidation plans. During 2002 the Company implemented additional consolidation and cost savings initiatives, which included continued integration and realignment processes related to our acquisition activity. As a result of these initiatives we consolidated our digital media services operations in the first quarter of 2002 from three separate facilities to one facility acquired in the Activate acquisition. Implementing these consolidation plans have generated a number of special charges in 2002, 2001, and 2000, summarized as follows (in thousands):

	2002	2001	2000

Intangible and other asset impairments	$1,437	$21,356	$—
Property and equipment write-downs	2,029	6,534	453
Facilities related charges and other	1,490	6,194	184
Employee severance	1,890	3,177	310

	$6,846	$37,261	$947

      Intangible and other asset impairments. The Company recorded impairments of $1.4 and $21.4 million in 2002 and 2001, respectively, related to intangibles and other long-term assets. There were no such charges recorded in 2000. The Company decided in 2001 to focus on areas of business that it believed had a near-term opportunity to drive increases in revenue. This decision led to certain acquisitions described in Note 10.

      The goodwill previously recognized associated with the Alive.com acquisition and certain other digital applications were impaired and, as each of these assets had no determinable cash flows associated with them, and no discernible fair market value, the remaining unamortized balances, totaling $10.6 million were written off in the first quarter of 2001. In the third and fourth quarters of 2001, the Company reassessed the remaining Alive intangibles and recorded additional impairment charges of $180,000 and $117,000, respectively. The Company previously had capitalized the cost of warrants issued to a strategic partner. In the first quarter of 2001, the Company terminated this relationship and, accordingly, the Company recorded a charge of $708,000 related to the unamortized portion of the warrants.

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

      In the fourth quarter of 2001, the Company recorded a charge totaling $5.0 million related to intangible assets acquired from DiscoverMusic in March 2001. Increased competition, including pricing pressures and the continued economic downturn caused the Company to lower its initial projections for the business and subsequently write-down the value originally assigned to the acquired customer list and other acquired intangibles. The Company does not expect to fully recover the current carrying value of the assets in the near term, resulting in the impairment. The assets were written down to estimated current cost to replace, which the Company believed was a reliable estimate of the fair value.

      In the fourth quarter of 2001, the Company recorded a charge totaling $3.5 million related to the impairment of various intangibles that were recorded as a result of our online radio transactions. Through December 31, 2001, the Company had not generated significant revenues from radio customers. Internal projections for online radio-related revenues were revised and were lower than those projections that existed at the time of the acquisitions. This revision and the general uncertainty of the current economic situation and the advertising market required the Company to perform an assessment of these assets. The projected

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted cash flows over the remaining estimated life of two years did not fully support the valuation these assets had on the balance sheet. Accordingly, we obtained an independent valuation to assess the fair values of these assets. The Company used this as the new basis of the intangible assets and recorded the difference between the current carrying value and the assessed fair market value to special charges.

      The Company also recorded a charge totaling $1.2 million in the fourth quarter of 2001 related to the impairment of VidiPax goodwill. The projected undiscounted cash flows did not fully support the current carrying value of the related goodwill. The Company estimated the fair value of VidiPax’s long-lived assets and charged the $1.2 million difference between the current carrying value and the estimated fair market value to special charges.

      In the fourth quarter of 2002, in connection with our annual impairment test for goodwill and as a result of declining revenue, the Company obtained an independent valuation to assist in evaluating its goodwill and intangible assets for impairment in accordance with FAS 142 and FAS 144. The fair values of the Company’s reporting units and their respective intangible assets were estimated using primarily a discounted cash flow method. As a result of this analysis, the Company determined that certain of its intangible assets were impaired as the cash flows did not support the carrying value of the assets. Accordingly, the Company recorded special charges reflecting the impairment of these intangible assets as follows (in thousands):

Customer lists	$743
Acquired technology	694

$1,437

      Property and equipment. In December 2000 the board of directors approved a cost-savings initiative that resulted in the closing of our Santa Monica facility in the first quarter of 2001. This resulted in an impairment in 2000 of the video encoding equipment at our Santa Monica facility totaling approximately $453,000.

      The Company recorded special charges of $6.5 million related to property and equipment in 2001. This included charges of approximately $820,000 related to previously capitalized software that the Company abandoned during 2001. The Company determined that due to the acquisition of a music samples platform from DiscoverMusic, the previously capitalized software costs associated with Loudeye’s separately developed music samples platform were redundant and not recoverable. Accordingly, since the code base developed by Loudeye will not be sold or otherwise used, it was determined to have no further value and the remaining unamortized cost, approximately $600,000, was adjusted to zero. The Company also discontinued all sales efforts related to certain digital media applications and terminated the related development efforts. This resulted in a full impairment and a related charge of $250,000.

      As the Company had previously disclosed, its decision in early 2001 to focus on the audio business led to a further review of its video assets. The Company performed a review of the current market prices for similar used equipment and adjusted the remaining value of its video assets down to the estimated net realizable value. The Company sold a significant amount of these assets at auction during the second quarter of 2001, at amounts approximately equal to their adjusted values. Prior to the sale, the Company had ceased depreciation until such time as the assets were disposed of. The Company also recorded in the third quarter of 2001 charges of $607,000 related to assets acquired from DiscoverMusic that were abandoned due to obsolescence or otherwise unusable in its restructured business. In conjunction with the consolidated forecast for 2002 and beyond, it became apparent that the projected undiscounted cash flows were insufficient to recover fully the carrying value of the remaining property and equipment (excluding those recently acquired from Activate). The Company then performed an analysis of all remaining property and equipment that had not been purchased recently to determine its fair value. These analyses, which were generated resulted in charges of $5.1 million in 2001.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the fourth quarter of 2002, as a result of declining revenue and current economic conditions, it became apparent that projected undiscounted cash flows were insufficient to recover fully the carrying value of the remaining property and equipment related to our digital media services reporting unit (excluding those recently acquired from Streampipe). The Company then performed an analysis of the remaining property and equipment to determine its fair value. These analyses resulted in impairment charges of $2.0 million in 2002.

      Facilities related charges and other. The closing of our Santa Monica facility described above resulted in the impairment in 2000 of all tenant improvements at that facility totaling approximately $184,000.

      As a result of acquisition activity, the de-emphasis of our video encoding operations and the reductions in force that led to excess facilities, our board of directors approved plans to consolidate facilities during the course of 2001. In addition to the closing of our Santa Monica facility, these plans called for the closing of our London offices in early 2001 and the migration from four facilities in Seattle into one facility in late 2001 and early 2002. Accordingly, all unamortized leasehold improvements related to the vacated facilities, totaling $2.1 million, were charged to special charges in 2001. The Company also accrued for the rental payments it believed would be paid on these abandoned facilities while it sought a suitable sublessor or negotiate a termination of the lease. Related rent charges of $3.6 million were recorded in 2001, including $2.3 million in the fourth quarter of 2001, reflecting current local real-estate market conditions. In the fourth quarter of 2002 the Company accrued additional charges of $1.5 million to adjust its estimate of future rental payments and related costs associated with these leases and to reflect updated current local real estate market conditions. As of December 31, 2002, the Company has accrued a liability of $1.8 million in accrued special charges related to estimated future rental payments. The Company believes that the current reserve on all facilities is adequate to cover rents for the period of time until they are sublet or it negotiates effective terminations.

      In March 2003, we reduced the space we occupy, the term of our lease and the rental payments for our headquarters facility in Seattle from 62,200 square feet at a base rent of $1,292,140 per annum ($107,678/month) with a term expiring on November 30, 2005 to approximately 17,010 square feet at a base rent of $350,000 per annum for the remainder of the term, which has been shortened to June 30, 2003. We have the option of extending the term for two 3-month periods at a base rent of $100,000 and pre-paid utility expenses of $60,000 for each 3-month extension. As consideration for the reduction of space and lease term, we have agreed to allow the Landlord to retain our security deposit in the amount of $218,500 and liquidate a letter of credit in the amount of $19,623.

      Employee severance. In connection with the operational restructurings and facilities consolidations described above, the Company has reduced is work force on several occasions during 2002 and 2001. Severance and related costs paid in 2002 and 2001 related to these employee terminations were as follows (in thousands):

	2002	2001

First quarter	$748	$682
Second quarter	1,142	1,537
Third quarter	—	104
Fourth quarter	—	854

Total	$1,890	$3,177

      In March 2003, the Company announced that it would terminate approximately 35% of its workforce in connection with a strategic restructuring of its business to focus on its core competencies in digital media services. This reduction in force will affect primarily employees in all departments at the Company’s headquarters in Seattle, Washington. Estimated costs associated with these terminations are approximately $160,000 and will be accrued in the first quarter of 2003.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accrued special charges. The following table reflects the activity in accrued special charges related to the events described above. The Company believes that it will ultimately pay all of these accrued charges, which primarily represent future rent obligations, in cash.

	2002	2001	2000

	(In thousands)
Balance, beginning of year	$2,939	$310	$—
Accruals	2,668	3,790	310
Paid during year	(2,704)	(1,161)	—

Balance, end of year	$2,903	$2,939	$310

5.	Net Loss Per Share

      Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is antidilutive, which is the case for all periods presented. The Company has excluded the following numbers of shares using this method:

	2002	2001	2000

Options outstanding	8,059,358	8,206,103	5,603,023
Warrants outstanding	262,978	140,000	140,000

Shares excluded	8,322,336	8,346,103	5,743,023

      The Company had 1,207 and 87,291 stock options outstanding that had been exercised but which were subject to repurchase at December 31, 2002 and 2001, respectively. The weighted average repurchase price of these options subject to repurchase was $0.17 and $0.31, at December 31, 2002 and 2001, respectively. The impact of these unvested but exercised options has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted earnings per share and basic and diluted pro forma earnings per share.

      The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share:

	2002	2001	2000

Weighted average shares outstanding	41,416,228	41,606,726	31,143,841
Weighting of shares subject to repurchase	(23,072)	(177,622)	(1,369,955)

Weighted average shares used to calculate basic and diluted earnings per share	41,393,156	41,429,104	29,773,886

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Segment Disclosures

      The Company operates in two business segments, digital media services and media restoration services, for which the Company receives revenues from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s Executive Team (CET) that is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, and certain of its Vice Presidents. The CET reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services for purposes of making decisions and assessing financial performance. The following table provides information about the Company’s segments for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands).

	2002	2001	2000

Revenues
Digital Media Services	$9,528	$7,713	$10,688
Media Restoration Services	3,153	2,675	849

	$12,681	$10,388	$11,537

Gross Margin
Digital Media Services	$(1,920)	$(3,872)	$(1,294)
Media Restoration Services	1,254	1,523	443

	$(666)	$(2,349)	$(851)

Net Loss
Digital Media Services	$(30,614)	$(76,235)	$(39,291)
Media Restoration	(548)	(161)	(233)

	$(31,162)	$(76,396)	$(39,524)

Assets
Digital Media Services	$27,243	$78,781
Media Restoration Services	2,286	2,102

	$29,529	$80,883

      During the three years in the period ended December 31, 2002, the company had sales to certain significant customers, as a percentage of revenues, as follows:

	2002	2001	2000

Customer A	—	—	19%
Customer B	10%	—	10%
Customer C	13%	17%	—

	23%	17%	29%

      Revenues from Customers A and B were reported primarily in the Digital Media Services segment and revenues from Customer C were reported primarily in the Media Restoration Services segment.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Allowance for Doubtful Accounts

      The activity in the allowance for doubtful accounts is summarized as follows (in thousands)

2002

Balance at beginning of year	$492
Additions charged to expense	139
Write-offs of receivables, net of recoveries	(341)

Balance at end of year	$290

8.	Property and Equipment

      Property and equipment consists of the following (in thousands):

	2002	2001

Production and computer equipment	$7,229	$14,663
Furniture, fixtures and equipment	212	720
Leasehold improvements	491	109
Software	443	1,792
Accumulated depreciation and amortization	(4,845)	(9,978)

Property and equipment, net	$3,590	$7,306

      Depreciation and amortization expense related to property and equipment was $4.3 million, $7.2 million and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

9.	Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets consisted of the following (in thousands):

2002

Prepaid insurance	$243
Miscellaneous receivables	225
Prepaid software licenses and maintenance agreements	178
Other prepaid expenses	268

$914

10.	Acquisitions

      Generally, the Company’s goodwill, intangibles and other assets have resulted from purchase acquisitions, equity transactions or the capitalization of software development costs. The acquisitions described below were accounted for under the purchase method of accounting.

      Streampipe In November 2002, the Company acquired TT Holding Corp. (“Streampipe”), a New York company which provides enterprise Webcasting technology and services pursuant to an agreement and plan of reorganization (“Merger Agreement”). The acquisition price was $4.5 million, consisting of $3.1 million of common stock issued at closing (7,900,165 shares), unsecured promissory notes (“Notes”) aggregating $1.1 million and transaction costs of $0.3 million. At December 31, 2002, 7,559,306 shares had been issued and 340,859 shares are being held in escrow until January 1, 2004, pursuant to the terms of the Merger Agreement. The Notes bear interest at an annual rate of 5% and mature on January 1, 2004. In addition, the Notes contain an equity redemption option pursuant to which the Company may, at its option, satisfy its obligation under the Notes by issuing additional shares of common stock.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company accounted for the acquisition in accordance with SFAS No. 141. The purchase price allocation was as follows (in millions):

Current assets	$0.70
Property and equipment	0.30
Goodwill	3.80
Acquired technology	0.30
Website development costs	0.02

Liabilities	(0.60)

$4.52

      EncodeThis In June 2002, The Company acquired certain assets of Digital Media Broadcast (“EncodeThis”), a California company that provided digital media services similar to that of the company. The total acquisition price was $608,000, consisting of $400,000 of the Company’s common stock (667,418 shares), a warrant to purchase 100,000 shares of common stock at a price of $1.00 per share, and $200,000 in cash. Approximately $169,000 of the purchase price was allocated to accounts receivable and property and equipment, with the remaining $439,000 allocated to customer related intangible assets.

      Activate.net In September 2001, the Company acquired Activate.net Corporation (“Activate”, a Seattle-based company which provides live and on-demand webcasting services for a variety of enterprise business communication needs. Activate had been operated as a majority-owned operating company of CMGi, Inc.

      Total acquisition consideration was $6.6 million, $1.0 million was paid in cash at closing and the Company assumed $2.4 million of liabilities as a part of its working capital and incurred costs of $0.2 million. The remaining $3.0 million of the purchase price was to be paid in stock or cash in September 2002. This remaining obligation was settled in the fourth quarter of 2002 for $2.0 million in cash and $300,000 of the Company’s common stock, resulting in a gain of $700,000 which has been included in other income in the consolidated statements of operations for the year ended December 31, 2002. The acquisition consideration was as follows (in millions):

Liabilities assumed	$2.4
Direct acquisition costs	0.2
Cash paid at closing	1.0
Accrued acquisition consideration	3.0

$6.6

      The Company accounted for the acquisition in accordance with SFAS No. 141. The primary identified intangibles were related to technology in service which has not yet been patented and purchased contracts with firmly committed customer backlog. No purchase price has been assigned to goodwill or in-process research and development. The purchase price allocation was as follows (in millions):

Current assets	$2.5
Property and equipment	2.4
Unpatented technology	1.6
Acquired contracts	0.1

$6.6

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amounts allocated to unpatented technology will be amortized over two years, while the amounts allocated to acquired contracts will be amortized over one year.

      DiscoverMusic In March 2001, the Company purchased DiscoverMusic, a Seattle company that is the largest provider of music samples on the Internet. The Company paid $4.0 million in cash, net of DiscoverMusic’s cash, and issued 3,677,013 shares of common stock valued at $6.1 million for cash and stock consideration of $10.7 million. As part of the acquisition price, the Company placed $1.0 million in cash into an escrow account to pay for certain legal exposures assumed. In conjunction with the settlement of these legal matters, the Company released the remaining portion of the legal escrow fund in March 2002. The total acquisition price, including costs of the acquisition and liabilities assumed, of $16.3 million was allocated as follows (in millions):

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

      Online Radio In March and June 2001, the Company made three other asset acquisitions, primarily related to content and ad insertion technology and online radio technology. These acquisitions are presented in the following table (in thousands):

	Consideration Paid

	Addition
	Systems	theDial	OnAir	Total

Cash	$1,479	$1,511	$726	$3,716
Stock	847		693	1,540

Total Purchase price	$2,326	$1,511	$1,419	$5,256

	Allocation of Acquisition Price

Fixed Assets	$383	$—	$304	$687
Intangibles	1,943	1,511	1,115	4,569

Total Purchase price	$2,326	$1,511	$1,419	$5,256

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

68

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The total acquisition price, including costs of the acquisition, of $6.3 million was allocated as follows (in thousands):

Goodwill	$3,657
Tradename	685
Customer list	1,524
Acquired technology and workforce	457

Total purchase price	$6,323

      The following table presents the unaudited pro forma results assuming that the Company had acquired Streampipe and EncodeThis at the beginning of fiscal year 2001 (in thousands):

	2002	2001

Total revenues	$16,013	$13,388
Net loss to common stockholders	(32,912)	(83,442)
Basic and diluted net loss per share	$(0.80)	$(2.01)

      The following table presents the unaudited pro forma results assuming that the Company had acquired Activate at the beginning of fiscal year 1999 (in thousands):

2000

Total revenues	$19,252
Net loss to common stockholders	(86,731)
Basic and diluted net loss per share	$(2.54)

11.     Intangible Assets and Goodwill

      The Company’s intangible assets at December 31, 2002 and 2001 were as follows (in thousands):

	Gross Carrying		Accumulated
	Amount		Amortization		Net Book Value

	2002	2001	2002	2001	2002	2001

Trade name	$685	$685	$580	$(352)	$105	$333
Acquired work force	—	305	0	(157)	—	148
Customer list	2,219	3,653	1,339	(783)	880	2,870
Acquired technology	830	2,319	57	(296)	773	2,023

	$3,734	$6,962	$1,976	$(1,588)	$1,758	$5,374

      As described in Note 4, the Company recorded impairment charges related to certain intangible assets in 2002 and 2001. The customer list intangible asset is being amortized on a straight-line basis over one year and the acquired technology intangible asset is being amortized on a straight-line basis over 5 years. Estimated amortization expense for the next five years is as follows (in thousands):

2003	$1,429
2004	148
2005	62
2006	62
2007	57

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the provisions of FAS 142, certain intangible assets are no longer reported separately, but are recorded in goodwill. Accordingly, in the first quarter of 2002 approximately $222,000 of intangible assets were reclassified to goodwill. The changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows (in thousands):

Balance, January 1, 2002	$1,310
Amounts reclassified from intangible assets	222
Goodwill from Streampipe acquisition	3,775

Balance, December 31, 2002	$5,307

12.     Other Long-Term Assets

      Other long-term assets consisted of the following (in thousands):

	December 31,

	2002	2001

Long-term deposits	$676	$428
Capitalized software costs (net of accumulated amortization of $147 and $49)	146	244
Other	83	306

	$905	$978

      At December 31, 2000, $1.3 million in software development costs had been capitalized and included in other long-term assets. The Company did not capitalize any software development costs in 2002 or 2001. In 2001, the company recorded impairment charges on capitalized software development costs of approximately $820,000.

13.     Other Accrued Expenses

      Other accrued expenses consisted of the following (in thousands):

	December 31,

	2002	2001

Accrued royalties	$490	$248
Accrued interest	—	340
Accrued legal fees	249	319
Other accrued liabilities	682	962

	$1,421	$1,859

14.     Long-Term Debt, Capital Leases, Commitments and Contingencies

      On August 22, 2001, the Company entered into a credit agreement (the “Credit Agreement”) with a bank providing for a revolving credit facility and letters of credit aggregating up to $15.0 million. On October 25, 2001, the Credit Agreement was amended to increase the principal sum to $19.0 million. During the third quarter of 2002, the Company paid the outstanding balance owed to the bank and the Credit Agreement was terminated.

      The Company also has a credit facility that provided advances for the purchase of capital equipment. Advances under the equipment loan are payable in 36 equal monthly installments from inception date and are secured by assets financed under the agreement. As of December 31, 2002, approximately $155,000 was

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding under this equipment facility, which does not allow for prepayment without penalty. The notes payable bear interest at rates ranging from 8.57% to 9.65%, with various maturity dates through February 2003. A fee equal to 15% of the principal balance is due with the final payment of each advance. That additional fee is accrued on a monthly basis and is included in other accrued expenses and interest expense over the term of the loan.

      In connection with the acquisition of Activate in September 2001, the Company assumed the balance of a promissory note between Activate and the landlord of the Company’s primary office facility. As of December 31, 2002, approximately $215,000 was outstanding under the promissory note. The promissory note bears interest at Prime rate (4.25% at December 31, 2002), and is collateralized by a letter of credit in the amount of $285,000. Principal and interest is payable monthly and the remaining principal is due on November 30, 2005. The note was paid in full in March 2003.

      As of December 31, 2002, maturities of long-term debt are as follows (in thousands):

2003	$223
2004	73
2005	74

$370

Capital Lease Obligations

      In December 2001, the Company entered into a master lease agreement for the lease of certain equipment and costs associated with the relocation of our data centers into one facility. The lease agreement is for a period of 24 months, bears interest at 7.25% and is collateralized by a letter of credit in the amount of approximately $251,000. As of December 31, 2002, approximately $240,000 was outstanding under the lease.

      During 2002, the Company entered into a master lease agreement for the lease of certain networking and data storage equipment used in providing services to its customers. At December 31, 2002, outstanding balances on the two leases under the master lease agreement were approximately $249,000, expiring in December 2004, and $466,000, expiring in December 2005, and bear interest at 2.26% and 6.90%, respectively. The leases are collateralized by the underlying equipment and letters of credit totaling approximately $305,000.

      The Company also maintains other various capital leases with outstanding balances totaling approximately $54,000 at December 31, 2002.

      As of December 31, 2002, future minimum payments under capital leases are as follows (in thousands):

2003	$562
2004	320
2005	169

1,051
Amount representing interest	(42)

$1,009

Operating Leases

      The Company leases its facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through August 2005 and generally provide that the Company pay taxes, insurance, maintenance and other operating costs related to the leased assets.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments under operating leases as of December 31, 2002 are as follows (in thousands):

2003	$4,314
2004	4,175
2005	2,467
2006	456
Thereafter	3,182

$14,594

      Rent expense under operating leases totaled approximately $2.0 million, $2.8 million and $1.8 million during 2002, 2001 and 2000, respectively. In addition, the Company paid approximately $1.6 million in 2002 for operating leases that had been accrued as special charges in the prior year, related to unoccupied facilities. Approximately $600,000 of the 2001 rent expense is included within the special charge, as it related to that portion of rent for facilities which had been vacated under the Company’s plans of consolidation.

      The Company is also required to make royalty payments to the music companies and other various rights holders, based upon the amount of revenues the Company generates from its music related services. Amounts paid under such agreements are included in cost of revenues.

Legal Proceedings

      Between July 26, 2001 and August 30, 2001, four substantially similar class action complaints were filed in the Untied States District Court for the Southern District of New York against the Company and certain of its former officers and directors, as well as against certain underwriters who handled its March 15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased the Company’s common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by the Company’s underwriters in connection with its initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the initial public offering. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. The individual defendants and the Company have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently, all claims against the former officers have been withdrawn without prejudice. The Company, along with the many other issuer defendants, moved to dismiss the claims in the complaint. By decision dated February 19, 2003 the court denied the Company’s motion. We believe that we have meritorious defenses to the claims made in the foregoing complaint and we intend to defend the actions vigorously. However, there can be no assurance that we will be successful on our defenses or in our assertion of indemnification, and an adverse resolution of the lawsuit could have a material adverse affect on our financial position and results of operation in the period in which the lawsuit is resolved.

      On or about January 8, 2003 a company known as Dominion Venture Finance, L.L.C. commenced an action against the Company and “John Doe” defendants in the Superior Court of the State of California, County of San Francisco. In its complaint, plaintiff alleges that pursuant to a loan and security agreement and a master lease agreement (the liabilities for which agreement, plaintiff alleges, were acquired by the Company when the Company merged with an entity known as DiscoverMusic.com, Inc.) the Company failed to make certain required payments to plaintiff. Plaintiff asserts causes of action of breach of loan and security agreement, claim and delivery, money lent, breach of master lease agreement and book account. Plaintiff

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seeks relief in the form of money damages, interest, attorneys’ fees and costs. The Company has filed an answer to the complaint denying the material allegations. The Company believes that it has meritorious defenses to the claims made in the foregoing complaint and intends to defend the action vigorously. However, there can be no assurance that the Company will be successful on its defenses.

15.     Income Taxes

      At December 31, 2002, the Company had net operating loss carryforwards of approximately $172.0 million related to Federal and state jurisdictions. Utilization of net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. These carryforwards will expire in 2013 through 2022. The Company did not provide any current or deferred Federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception, and has provided full valuation allowances on net deferred tax assets because of uncertainty regarding their realizability. The valuation allowance increased by $29.1 million, $24.3 million and $11.2 million in 2002, 2001 and 2000, respectively. Deferred taxes consist primarily of net operating loss carryforwards and timing differences for customer deposits, accrued special charges, allowances, stock-compensation expense and the difference between book and tax depreciation and amortization.

      The difference between the statutory tax rate of 35% (34% federal and 1% state, net of federal benefits) and the tax benefit of zero recorded by the Company is due to the Company’s full valuation allowance against its net deferred tax assets.

      The components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$60,217	$34,731
Basis difference in depreciable assets	6,676	2,821
Accrued special charges	1,016	1,029
Other	785	1,021

Total net deferred tax assets	68,695	39,602
Valuation allowance	(68,695)	(39,602)

Total	$—	$—

16.     Stockholders’ Equity

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

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shares Reserved for Future Issuance

      The following shares of common stock have been reserved for future issuance as of December 31, 2002:

Employee stock option plans	12,766,832
2000 Director stock option plan	250,000
2000 Employee stock purchase plan	354,055
Common stock warrants	262,978

13,633,865

17.     Employee Benefit Plans

401(k) Plan

      The Company has a 401(k) plan covering our full-time employees over age twenty-one. Employees are eligible after three months employment. Under the 401(k) plan, employees may elect to reduce their current compensation by up to 20% up to the statutorily prescribed annual limit ($11,000 in 2002) and to have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan permits, but does not require, Company matching contributions to our 401(k) plan on behalf of all participants in the 401(k) plan. The Company expensed a contribution of $94,000 in 2001 that was contributed to the plan participants’ accounts in March 2002. No expense was incurred in 2002 or 2000.

2000 Employee Stock Purchase Plan

      In December 1999, the board of directors approved the creation of the 2000 Employee Stock Purchase Plan (ESPP). A total of 200,000 shares of common stock were reserved for issuance under the ESPP, with the number of shares reserved for issuance under the ESPP subject to an automatic annual increase on the first day of each of the fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 equal to the lesser of 0.75% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as the board of directors determines. At December 31, 2002, the total number of shares reserved for issuance was 775,175, and a total of 421,120 shares have been issued under the Plan.

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

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Stock Option Plan

      In December 1999 the board of directors approved the creation of the 2000 Stock Option Plan. This plan provides for the grant of incentive stock options to employees, including employee directors, and of nonstatutory stock options to employees, directors and consultants. The 2000 plan provides for the issuance of options to purchase up to 2,500,000 shares of the Company’s common stock, plus an automatic annual increase on the first day of each of the fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 equal to the lesser of 5% of our outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as our Board determines. At December 31, 2002, the plan provided for options to purchase of to 6,558,259 shares of the Company’s stock. Options granted prior to the March 2000 initial public offering may be exercised whether or not fully vested. Unvested shares issued are subject to repurchase upon termination of service at the original exercise price.

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

      Option activity under the plans was as follows:

		Weighted Average
	Number of	Grant Date	Weighted Average
	Shares	Fair Value per Share	Exercise Price per Share

Outstanding, January 1, 2000	4,223,209		0.97
Granted equal to market value	4,127,847	5.46	7.28
Granted less than market value	140,000	6.60	7.03
Exercised	(1,031,869)		0.32
Cancelled	(1,856,164)		4.79

Outstanding, December 31, 2000	5,603,023		4.64
Granted	7,996,606	0.97	1.11
Exercised	(257,093)		0.48
Cancelled	(5,136,433)		4.36

Outstanding, December 31, 2001	8,206,103		1.51
Granted	4,422,225	0.42	0.42
Exercised	68,933		0.28
Cancelled	(4,637,903)		1.41

Outstanding, December 31, 2002	8,059,358		0.98

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following information is provided for options outstanding and exercisable at December 31, 2002:

	Outstanding			Exercisable

			Weighted Average
		Weighted Average	Remaining		Weighted Average
	Number	Exercise Price	Contractual Life	Number	Exercise Price
Range per Share	of Shares	per Share	(in years)	of Shares	per Share

$0.25 – $ 0.35	387,300	$0.33	9.46	45,000	$0.25
$0.36 – $ 0.36	2,795,225	0.36	9.84	—	—
$0.37 – $ 0.69	1,717,556	0.52	8.22	804,929	0.49
$0.75 – $ 1.13	1,916,689	1.10	8.27	876,872	1.10
$1.18 – $19.75	1,242,588	3.03	8.05	1,082,022	2.77

	8,059,358	$0.98	8.83	2,808,823	$1.56

18.     Related Party Transactions

      On September 1, 1998, the Company entered into a five-year lease agreement with the Company’s founder, largest shareholder and former Chairman of the Board, Martin Tobias, and his wife, Alex Tobias (the “Tobias’s”). The monthly rental payments were approximately $10,000 per month. Total payments were approximately $120,000 during each of the three years ended December 31, 2001. The Company terminated this lease effective February 28, 2002 and made an early termination payment of $72,000.

      On October 26, 2001, the Company entered into an agreement with the Tobias’s, pursuant to which Loudeye purchased four million shares of Loudeye common stock from the Tobias’s for $2.0 million, or $0.50 per share, and also entered into a comprehensive agreement with the Tobias’s, including the extension of a $2.0 million collateralized line of credit to the Tobias’s (“the Loan”). The Tobias’s had previously entered into a loan agreement with City National Bank to borrow a principal amount of $3.0 million. The Company collateralized $2.5 million of the principal amount with a letter of credit. The $2.0 million payment due to Mr. Tobias from the Company for the common stock was paid directly to City National Bank to reduce the current outstanding principal balance to $500,000. The new credit line is collateralized by liens on certain real property assets owned by Mr. Tobias, as well as all his remaining 4.6 million Loudeye shares. Under the terms of the agreement, the collateral shares will be restricted from public market sale, without Loudeye’s consent, until the later of January 31, 2003, or the full repayment of the credit facility. The credit line matures June 30, 2003. As of December 31, 2001, the Company had extended loans of $1.0 million under the credit line, which is presented in intangibles and other long-term assets in the accompanying balance sheets. The Company extended an additional $350,000 under the credit facility in 2002. At December 31, 2002, amounts outstanding under the credit line were $1.1 million and are reflected in notes receivable from related parties. As part of the agreement, Mr. Tobias granted the Board of Directors of the Company an irrevocable proxy to vote the remaining shares of Common Stock owned by Mr. Tobias at any stockholders’ meeting. The proxy terminates on the later of January 31, 2003 or the repayment of the Loan. In addition, as part of the agreement, Mr. Tobias resigned from the Company’s Board of Directors. The agreement also permits Mr. Tobias to establish a program for sales of his shares consistent with Rule 10b5-1 under the Securities Exchange Act of 1934 and with Rule 144 under the Securities Act of 1933, so long as the minimum per share sales price of the shares under such plan equals or exceeds $1.25. The Company has also agreed to exercise reasonable efforts to identify and to assist Mr. Tobias in identifying a private buyer for some or all of Mr. Tobias’s shares, on terms acceptable to Mr. Tobias.

      In addition, if under the Rule 10b5-1 program described above, Mr. Tobias is unable to sell shares of Loudeye common stock so that the proceeds from these sales equal the lesser of (a) $500,000 or (b) the proceed from sales of 150% of the maximum number of shares that could have been sold by Mr. Tobias under Rule 144 during the calendar quarter multiplied by the Discounted Share Price (as defined below) (the

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Minimum Liquidity Commitment”), then Mr. Tobias may require the Company to purchase shares from him at the Discounted Share Price so that his total proceeds for the quarter equal the Minimum Liquidity Amount. The Discounted Share Price is the lesser of (x) the average closing bid price of the Company’s common stock for the trailing 30 trading days or (y) 95% of the closing bid price of the Company’s common stock on the last trading day of the quarter. This right expires on the earlier of (i) three business days following June 30, 2003, (ii) repayment in full of the Loan or (iii) such time as Mr. Tobias ceases to be the beneficial or record owner of any shares of the Company’s common stock. During 2002, the Company purchased a total of 1,812,170 shares from Mr. Tobias for $0.8 million. In addition, on January 13, 2003 the company purchased an additional 772,800 shares for $0.2 million.

      In March 2001, the Company loaned its former President, David L. Weld Jr., $90,000 pursuant to a promissory note bearing interest at the prime rate plus 1%. This loan is due in three equal installments of principal plus accrued interest in each of March 2002, September 2003, and September 2004. At December 31, 2002, $60,000 remained outstanding under the note and is included in notes receivable from related parties.

      In April 2001, the Company loaned its former Sr. Vice President of Sales, Todd A. Hinders, $64,000 pursuant to a promissory note bearing interest at the prime rate plus 4%. This loan is due in annual installments on anniversary of the loan equal to the greater of $3,000 or the Alternative Minimum Tax credit carry forward utilized on Mr. Hinders’ income tax return for that year. At December 31, 2002, $38,169 remained outstanding under the note and is included in notes receivable from related parties. The remaining balance was repaid in full in January 2003.

      In May 2001, the Company acquired all of the capital stock of Addition Systems, Inc., owned by Digital media Campus Inc., for $1,323,766 in cash. In connection with this transaction, Digital Media Campus assigned to the Company a promissory note receivable from eWave Networks. John Baker, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, was Chief Operating Officer of Digital Media Campus until he joined Loudeye in March 2001. At December 31, 2002, the balance of the note receivable from eWave was $133,545 and is included in prepaid expenses and other current assets.

      On June 14, 2000, the Company entered into a five-year lease agreement with a company whose president and sole shareholder was a vice president of the Company. The monthly rental payments are approximately $25,000 per month, with scheduled annual increases throughout the term of the lease. Total payments during the years ended December 31, 2002, 2001, and 2000 were approximately $458,000, $362,000 and $163,000, respectively. This vice president resigned in June 2001.

19.     Subsequent Events

      In January 2003, the Company engaged Regent Pacific Management Corporation (“Regent Pacific”) to provide certain management consulting and advisory services. This agreement provided for the payment to Regent Pacific of two hundred thousand dollars ($200,000) for a two (2) month consulting engagement.

      On February 3, 2003, the Company’s former Chairman and Chief Executive Officer, John T. Baker IV, resigned from the Company. Simultaneous with Mr. Baker’s resignation, the Company entered into a new agreement with Regent Pacific, expanding its role with the Company. Pursuant to the new Regent Pacific agreement, the Company agreed to pay Regent Pacific $60,000 per week, and four weeks of payments in advance. This agreement provided for a minimum term of six months, with a review and restructuring of fees after three months. The agreement also provided for the issuance to Regent Pacific of stock options to purchase four million (4,000,000) shares of common stock, based upon length of service, at an exercise price based upon the closing price per share on February 3, 2003 ($0.39). The agreement was terminable by either party under certain circumstances. In connection with that agreement, the Company appointed a principal of Regent Pacific, to serve as its President and Chief Executive Officer and agreed to have selected Regent

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pacific principals serve as part of the Loudeye executive management team. Additionally, the chairman and Chief Executive Officer of Regent Pacific, was elected to the board of directors of Loudeye.

      On March 11, 2003, the engagement of Regent Pacific, and the involvement of Regent Pacific principals as part of the Company’s executive management team concluded. As a result, the Regent Pacific principal resigned as President and Chief Executive Officer of the Company, and the Chief Executive of Regent Pacific resigned from the seat on the Company’s board of directors. On March 11, 2003, the Company’s board of directors appointed the Senior Vice President of Sales for the Company as the Company’s President and Chief Executive Officer, and elected him to the Company’s board of directors. The Company’s board of directors appointed a new chairman of the board, replacing the Chairman who resigned. The Company entered into an Employment Agreement dated as of April 1, 2003 with the new President. The agreement provides for a base salary of $250,000 and the granting of options to purchase 1,500,000 shares of common stock of the Company. The agreement also provides for the opportunity to receive bonuses based upon the achievement of certain performance criteria by the Company and in the event of a sale of all of the stock or all or substantially all of the assets of the Company.

      In March and April 2003, the Company restructured its work force to focus on its core business and customers. Approximately 45 employees in its Seattle, Washington location and 10 employees in its Ardsley, New York location were terminated. Severance and related costs associated with this reduction in force are estimated to be approximately $175,000 in the first quarter of 2003 and $20,000 in the second quarter of 2003.

20.     Quarterly Financial Information (Unaudited)

      The following table sets forth certain unaudited quarterly statement of operations data for the eight quarters ended December 31, 2002. In the opinion of management, this information has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with our audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three-Month Periods Ended

	Dec. 31,	Sep. 30,	June 30,	March 31,	Dec. 31,	Sep. 30,	June 30,	March 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(In thousands, except per share amounts)
REVENUES	$2,578	$3,626	$3,217	$3,260	$3,285	$2,498	$2,676	$1,929
COST OF REVENUES	2,957	3,513	3,632	3,245	4,189	2,738	2,539	3,271
OPERATING EXPENSES:
Research and development	470	425	974	1,290	1,851	2,459	2,739	2,670
Sales and marketing	1,836	1,370	2,245	2,216	2,068	2,001	2,728	2,612
General and administrative	2,772	2,366	2,762	3,475	3,392	2,508	2,452	2,750
Amortization of intangibles and other assets	824	810	713	696	2,232	2,131	1,582	2,228
Stock-based compensation	46	91	102	(656)	148	313	(995)	893

	5,948	5,062	6,796	7,021	9,691	9,412	8,506	11,153
Special Charges	4,956	—	1,142	748	16,799	2,721	3,118	14,623

OPERATING LOSS	(11,283)	(4,949)	(8,353)	(7,754)	(27,394)	(12,373)	(11,487)	(27,118)
OTHER INCOME (EXPENSE) — NET	126	861	74	116	188	364	504	920

NET LOSS	$(11,157)	$(4,088)	$(8,279)	$(7,638)	$(27,206)	$(12,009)	$(10,983)	$(26,198)

EARNINGS PER SHARE — BASIC AND DILUTED	$(0.25)	$(0.10)	$(0.21)	$(0.19)	$(0.65)	$(0.27)	$(0.26)	$(0.68)

(1)	Earnings per share is computed independently for each of the periods presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total amount for the year.

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      See Form 8-K filed by the Company on May 29, 2002.

PART III

Item 10     Directors and Executive Officers of the Registrant

      Our Certificate of Incorporation requires that the Board of Directors is divided into three classes, with staggered three-year terms. The Class III directors, whose terms expire at the 2003 Annual Meeting, are Jeffrey Cavins and Thomas A. Heymann; the Class II director, whose term expires at the Company’s 2005 Annual Meeting of Stockholders is Anthony J. Bay; and the Class I directors, whose terms expire at the Company’s 2004 Annual Meeting of Stockholders are James Kuster and Johan C. Liedgren. Only one class of directors is elected at each annual meeting. The other class continues to serve for the remainder of its three-year term.

      Detailed information on the Class III directors is provided below.

      Jeffrey M. Cavins has served as a director since March 2003. He joined us in November 2002 as senior vice president of worldwide sales. Prior to that time, Mr. Cavins served as senior vice president of North America for Exodus Communications, a leading managed hosting and interactive web services company, from 1999 to 2002. Prior to that, Mr. Cavins served as president and CEO of CSI Digital. Mr. Cavins is 41 years old.

      Thomas A. Heymann has served as a director since June 2002. Mr. Heymann is a managing director and co-founder of Digital Coast Ventures Corp., an investment fund focused on later-stage opportunities in broadband, wireless services, digital media, enterprise software, and Web services. Prior to Digital Coast, Mr. Heymann served as chairman and chief executive officer at GT Interactive Software, a leading global developer, publisher and distributor of interactive entertainment. Mr. Heymann also spent eight years with Walt Disney Company, the last five as president of The Disney Stores. Mr. Heymann currently serves as a member of the board of Infogrames Inc., Tickets.com and several private companies. Mr. Heymann is 45 years old.

Class I and Class II Directors

      Anthony J. Bay has served as one of our directors since April 2000 and has served as Chairman of the Board since March 2003. Mr. Bay is a private venture capital investor and advisor to technology companies. From 1994 to 2000, Mr. Bay worked for Microsoft Corporation, a software company, last serving as Vice President and General Manager of Microsoft’s Digital Media Division and a member of Microsoft’s executive staff. Mr. Bay holds a B.A. from the University of California at Los Angeles and a M.B.A. from San Jose State University. Mr. Bay is 47 years old.

      Johan C. Liedgren has served as one of our directors since April 1998. Since October 1997, Mr. Liedgren has served as Chief Executive Officer of Honkworm, International, an entertainment studio. From January 1994 to August 1997, he worked for Microsoft Corporation in several positions, most recently as Director of Channel Policy. Mr. Liedgren serves as a Director of Netsolutions of Sweden, a provider of Internet-based professional services. Mr. Liedgren attended the University of Stockholm in Sweden. Mr. Liedgren is 37 years old.

      James R. Kuster has served as one of our directors since November 2002. Mr. Kuster is Managing Director of Crest Communications Holdings, which he joined in 1999. Prior to joining Crest, he served as Vice President for Corporate Development of Reciprocal, Inc. Mr. Kuster worked in the Media and Telecommunications group of Chase Securities from 1986 until 1999, most recently as Managing Director. He earned his MBA from Duke University and his BA from Davidson College. Mr. Kuster is 44 years old.

Section 16(a) Beneficial Ownership Compliance

      Our directors and executive officers, and persons holding more than ten percent (10%) of our outstanding common stock, are required to report their share ownership to the Securities and Exchange Commission. In general, those parties must report their share ownership (1) when they become directors, executive officers or ten percent shareholders, and (2) whenever they engage in share transactions involving our common stock.

      Based upon the written representations of our directors and executive officers, and copies of the reports that they have filed with the Securities and Exchange Commission, we have determined that our directors and executive officers have filed timely all of the reports that they were required to file during 2002.

Item 11     Executive Compensation

      All of our executive officers receive compensation for their services. Compensation information concerning the Chief Executive Officer and concerning the four most highly compensated executive officers who received aggregate cash compensation in excess of $100,000 during the last fiscal year (“Named Executives”) is set forth in this Item 11 in the following table. The table covers compensation paid or accrued during the fiscal years ended December 31, 2002, 2001, and 2000.

Summary Compensation Table

				Other Annual	Securities	All Other
	Fiscal	Salary ($)	Bonus ($)	Compensation	Underlying	Compensation
Name & Principal Position	Year	(1)	(2)	($)	Options (#)	($)

John T. Baker IV(3)	2002	$287,680	$—	$—	650,000	$—
Chairman and Chief	2001	247,884	75,000	—	1,200,000	121,438
Executive Officer

Joel H. McConaughy(4)	2002	216,470	—	—	—	—
Senior Vice President and	2001	173,077	10,000	—	450,000	75,000
Chief Technology Officer

Michael S. Dougherty(5)	2002	139,515	—	—	110,000	—
Vice President of	2001	127,083	—	—	115,000	—
Corporate Development

Jerold J. Goade, Jr.(6)	2002	122,612	—	—	187,750	—
Vice President and Chief Financial Officer

Gail H. Clarke(7)	2002	161,570	—	—	223,750	—
General Manager, Vidipax,	2001	120,704	73,193	—	61,625	—
Inc. and Vice President, Loudeye Corp.

(1)	Includes amounts deferred under our 401(k) plan.

(2)	Includes bonuses earned in the year indicated and paid in the subsequent year.

(3)	In lieu of a cash bonus, Mr. Baker was awarded 133, 929 shares of Loudeye common stock in 2001. Mr. Baker also received relocation assistance in 2001 in the amount of $121,438 that is included in All Other Compensation. Mr. Baker resigned in February, 2003.

(4)	Mr. McConaughy received a $10,000 cash bonus related to the year ended December 31, 2001, and a lump-sum payment of $75,000 for his signing bonus and relocating assistance that is included in All Other Compensation. Mr. McConaughy resigned in February, 2003.

(5)	Mr. Dougherty became Vice President of Corporate Development in April 2001. He served previously as Vice President of Strategic Development and Finance.

(6)	Mr. Goade became Chief Financial Officer, Vice President in November 2002. He served previously as Vice President of Finance and Controller.

(7)	Ms. Clarke was appointed General Manager of Vidipax, Inc. and Vice President of Loudeye Corp. in August 2001. She served previously as General Manager of Operations of Vidipax, Inc.

Employment Contracts, Termination of Employment and Change in Control Arrangements

      We entered into a letter agreement with Mr. Baker that provides for 50% accelerated vesting of Mr. Baker’s remaining options if he is terminated without cause and not related to a change in control and if Mr. Baker is terminated for any reason other than for cause, he is entitled to receive continuation of his base salary and reimbursement for insurance benefits for twelve months. Mr. Baker will receive full acceleration of the vesting of his options in the event of a change in control. We entered into a letter agreement with Mr. McConaughy pursuant to which the vesting will accelerate with respect to 50% of his options in the event of a change in control. Additionally, if Mr. McConaughy is subsequently terminated without cause within twelve months of a change in control, the vesting will accelerate with respect to 100% of these options.

      In addition, we have severance arrangements with each of our officers which provides that if an officer is terminated without cause, he or she will receive the then-current base salary and benefits for six months in the case of a vice president, for nine months in the case of a senior vice president and twelve months in the case of our current Chief Executive Officer, plus COBRA benefits. In addition, the severance arrangements with our executive officers provide that upon consummation of a change in control of the company, the vesting of 25% of the total number of outstanding options held by such officers will accelerate, and the vesting of 100% of the total number of outstanding options held by such officer will accelerate if the officer is terminated within twelve months of the change of control. However, if the change in control occurs within the first two years of the officer’s employment, the percentage of the outstanding options that would be vested upon consummation of the change in control will be at least 50%.

      The Company entered into an Employment Agreement dated as of April 1, 2003 with Jeffrey Cavins, the President and Chief Executive Officer of the Company. The agreement provides for a base salary of $250,000 and the granting of options to purchase 1,500,000 shares of common stock of the Company. The agreement provides for the opportunity to receive bonuses based upon the achievement of certain performance criteria by the Company and in the event of a sale of all of the stock or all or substantially all of the assets of the Company.

      The Company entered into an Employment Agreement dated as of April 1, 2003 with Jerold J. Goade, the Vice President and Chief Financial Officer of the Company. The agreement provides for a base salary of $160,000 and the granting of options to purchase 300,000 shares of common stock of the Company. The agreement also provides for the opportunity to receive bonuses based upon the achievement of certain performance criteria by the Company and in the event of a sale of all of the stock or all or substantially all of the assets of the Company.

      The Company entered into a Consulting Agreement dated as of April 1, 2003 with Anthony J. Bay, the Chairman of the Company. The agreement provides for a base compensation of $100,000 and the granting of options to purchase 500,000 shares of common stock of the Company. The agreement provides for the opportunity to receive bonuses based upon the achievement of certain performance criteria by the Company and in the event of a sale of all of the stock or all or substantially all of the assets of the Company.

Option Grants in Last Fiscal Year

      Pursuant to our stock option plans, we have, from time to time, granted options to acquire shares of our common stock to some of the Named Executives. The following table provides information with respect to stock options granted to the Named Executives during the last fiscal year. As required by SEC rules, the table also sets for the hypothetical gains that would exist for the options based on the assumed rates of annual compound stock price appreciation during the option term.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants(1)
					Potential Realizable
		Percent of			Value at assumed
	Number of	Total Options			Annual Rates of Stock
	Securities	Granted to	Exercise		Price Appreciation for
	Underlying	Employees in	of Base		Option Term(2)
	Options	Fiscal Year	Price	Expiration
Name	Granted (#)	(%)(3)	($/sh.)	Date	5% ($)	10% ($)

John T. Baker IV(4)	250,000(4)	5.65%	$0.58	4/16/2012	$91,205	$168,113
	400,000(5)	9.05%	0.36	11/1/2012	90,576	66,954
Joel H. McConaughy(5)	50,000(6)	1.13%	0.58	4/16/2012	18,241	33,623
	200,000(5)	4.52%	0.36	11/1/2012	45,288	83,477
Michael S. Dougherty	10,000(7)	0.23%	0.58	4/16/2012	3,648	6,725
	100,000(5)	2.26%	0.36	11/1/2012	22,644	41,738
Jerold J. Goade, Jr.	10,000(7)	0.23%	0.58	4/16/2012	3,648	6,725
	100,000(5)	2.26%	0.36	11/1/2012	22,644	41,738
	77,750(8)	1.76%	0.36	11/1/2012	17,606	32,452
Gail H. Clarke	75,000(6)	1.70%	0.36	11/1/2012	16,938	31,304
	134,880(8)	3.05%	0.36	11/1/2012	30,542	56,297
	13,870(5)	0.31%	0.36	11/1/2012	3,141	5,789

(1)	No stock appreciation rights (SARs) were granted to the Named Executives in the last fiscal year. The options have a 10-year term, but are subject to earlier termination in connection with termination of employment.

(2)	The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the Common Stock and the timing of option exercises, as well as the optionees’ continued employment throughout the vesting period. These are calculated based on the requirements promulgated by the SEC and do not reflect the Company’s estimate of future stock price appreciation.

(3)	The Company granted stock options representing 4,422,225 shares to employees in the last fiscal year.

(4)	Denotes stock option grants that vest at a 6.25% of the total number of options granted every quarter until fully vested.

(5)	Denotes stock option grants that vest at a rate of one third of the total number of options granted after twelve months and ratably thereafter at a rate of 8.33% every quarter until fully vested.

(6)	Denotes stock option grants that vest on January 1, 2006

(7)	Denotes stock option grants that vested on January 2, 2003

(8)	Denotes stock option grants that vest at a rate of 18.75% of the total number of options granted after nine months and ratably thereafter at a rate of 6.25% of the total number of options granted every quarter until fully vested.

Options Exercised in Last Fiscal Year

      The following table provides certain information with respect to stock options exercised by the Named Executives during the last fiscal year that ended December 31, 2002. The table also provides the number of shares covered by stock options as of the end of the fiscal year and the value of “in-the-money” stock options, which represents the positive difference between the exercise price of the stock option and the market price of the shares subject to such option at the end of the fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Value of
Unexercised
			Number of		In-the-Money
			Unexercised Options at		Options at Fiscal
			Fiscal Year End (#)		Year End ($)
Shares
	Acquired on	Value	Exercisable /		Exercisable /
Name	Exercise (#)	Realized ($)	Unexercisable(1)		Unexercisable(2)

John T. Baker IV(3)	—	—	587,500/0		0/0
Joel H. McConaughy(3)	—	—	215,625/0		0/0
Michael S. Dougherty	—	—	142,500/	132,500	0/0
Jerold J. Goade, Jr.	—	—	95,000/	216,250	0/0
Gail H. Clarke	—	—	59,313/	240,687	0/0

(1)	No stock appreciation rights (SARs) were outstanding during 2002.

(2)	Based on the $0.30 closing price of our common stock as of December 31, 2002, there were no “in-the-money” options.

(3)	Mr. Baker’s and Mr. McConaughy’s employment with the Company ended in February and March, 2003, respectively. In connection with their departure, all of their unvested options were cancelled in accordance with the terms of the respective option plans.

Long Term Incentive Plans

      We did not grant any long-term incentive compensation to any of our Named Executives during 2002.

Defined Benefit or Actuarial Plans

      We do not have a defined benefit or actuarial plan.

Compensation of Directors

      All non-employee directors participate in the 2000 Director Stock Option Plan. Under the Director Plan, when each non-employee director first becomes a director, they receive non-statutory options to purchase 20,000 shares. At each annual meeting of the Company’s stockholders, each non-employee director who will continue serving on the Board following the meeting and who has been a director for at least six months prior to the meeting will receive options to purchase an additional 7,500 shares. In each case, the size of the option grants would be adjusted to reflect any stock splits, stock dividends, combinations or similar transactions. These options are for a ten-year term and become available for purchase in installments of 25% on each anniversary of the date of grant in the case of the initial grants and become fully vested on the first anniversary of the grant date in the case of subsequent grants. The exercise price of the options must be at least 100% of the fair market value of the common stock on the Nasdaq National Market on the date the option was granted. The options may be exercised only (a) while the individual is serving as a director on the Board, (b) within twelve months after termination by death or disability, or (c) within three months after the individual’s term as director ends.

      Each of the non-employee directors who serve on the Board will receive a grant of options to purchase 7,500 shares as of the date of the Annual Meeting, pursuant to the 2000 Director Stock Option Plan. In addition, each non-employee director currently receives an annual retainer in connection with his service of $30,000, paid quarterly (but contingent on his attending a specific number of Board meetings). Messrs. Bay, Waite, and Liedgren each received cash compensation of $30,000 in connection with their service during fiscal year 2002. Mr. Heymann received cash compensation of $7,500 in connection with his service during fiscal year 2002.

Repricing, Replacement or Cancellation and Regrant of Options

      We did not adjust or amend the exercise price of stock options previously granted to any of our Named Executives at any time during 2002.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The following is a report of the Compensation Committee of the Board of Directors describing the compensation policies applicable to the Company’s executive officers during the fiscal year that ended December 31, 2002. The Compensation Committee is responsible for establishing and monitoring our general compensation policies and compensation plans, as well as the specific compensation levels for executive officers. It also makes recommendations to the Board of Directors concerning the granting of options under our 1998 and 2000 Stock Option Plan, 2000 Employee Stock Option Plan, 2000 Director Stock Option Plan and 2000 Employee Stock Purchase Plan and oversees the Stock Option Committee. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

General Compensation Policy

      Under the supervision of the Board of Directors, our compensation policy is designed to attract and retain qualified key executives critical to our growth and long-term success. It is the objective of the Board of Directors to have a portion of each executive’s compensation contingent upon Company performance as well as upon the individual’s personal performance. Accordingly, each executive officer’s compensation package is comprised of three elements: (i) base salary which reflects individual performance and expertise, (ii) variable bonus awards payable in cash, part of which is tied to the achievement of certain performance goals that the Board of Directors establishes from time to time for the Company and the balance of which is tied to individual performance and (iii) long-term stock-based incentive awards which are designed to strengthen the mutuality of interests between the executive officers and our stockholders.

      The summary below describes in more detail the factors which the Board of Directors considers in establishing each of the three primary components of the compensation package provided to the executive officers.

Base Salary

      The level of base salary is established primarily on the basis of the individual’s qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at similar companies and the incentives necessary to attract and retain qualified management. Base salary is reviewed each year to take into account the individual’s performance and to maintain a competitive salary structure. Company performance does not play a significant role in the determination of base salary.

Cash-Based Incentive Compensation

      Cash bonuses are awarded on a discretionary basis to executive officers on the basis of their success in achieving designated individual goals and our success in achieving specific company-wide goals for revenue growth. Goals are established at the beginning of each year. Annual bonus payments under the incentive plan are generally computed as a percentage of the executive’s base salary, with the actual percentages being a function of the extent to which goals were achieved as well as other significant accomplishments.

Long-Term Incentive Compensation

      We have utilized our stock option plans to provide executives and other key employees with incentives to maximize long-term stockholder values. Awards under the plans by the Board of Directors take the form of stock options designed to give the recipient a significant equity stake and thereby closely align his or her interests with those of our stockholders. Factors considered in making such awards include the individual’s position, his or her performance and responsibilities, competitive employment opportunities and internal comparability considerations. Each option grant allows the executive officer to acquire shares of common stock at a fixed price per share (typically the fair market value on the date of grant) over a specified period of time (up to 10 years). The options typically vest in periodic installments over a four year, six month period, contingent upon the executive officer’s continued employment with us. Since fair market value stock options can only produce value to an executive if the price of the Company’s stock increases above the exercise price, option grants provide a direct link between executive compensation and the Company’s stock price performance. The Committee believes that stock options directly motivate an executive to maximize long-term stockholder value. The options also utilize vesting periods that encourage key executives to continue in the employ of the Company.

     Compensation of the Chief Executive Officer

      John T. Baker IV served as our Chief Executive Officer from March 2001 to March 2003. His base salary for fiscal 2002 was $287,680.

      The factors discussed above in “Base Salaries,” “Cash-Based Incentive Compensation,” and “Long-Term Incentive Compensation” were also applied in establishing the amount of Mr. Baker’s compensation. Significant factors in establishing Chief Executive Officer compensation were compensation levels at similarly situated companies and assigned responsibilities.

     Deductibility of Executive Compensation

      The Compensation Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the “performance-based” exception to Section 162(m). As the cash compensation paid by the Company to each of its executive officers is expected to be below $1 million and the committee believes that options granted to such officers will meet the requirements for qualifying as performance-based, the committee believes that Section 162(m) will not affect the tax deductions available to the Company with respect to the compensation of its executive officers. It is the compensation committee’s policy to qualify, to the extent reasonable, its executive officers’ compensation for deductibility under applicable tax law. However, the Company may from time to time pay compensation to its executive officers that may not be deductible.

Compensation Committee:

Anthony J. Bay
Johan C. Liedgren

     Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board of Directors currently consists of Anthony J. Bay and Johan C. Liedgren. No member of the committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

     Shareholder Return Performance Graph

      Set forth below is a graph comparing the cumulative total return to shareholders on the Company’s Common Stock with the cumulative total return of the Nasdaq Stock Market (U.S. companies) Index (the “Nasdaq Market Index”) and an index that is comprised of other publicly-traded digital media technology companies (the “Peer Group”) for the period beginning on March 15, 2000, the date of our initial public offering and based upon the price to the public in our initial public offering of $16.00 per share, and ending on December 31, 2002.

Comparison of Cumulative Total Return

Among Loudeye Corp. Common Stock,
Nasdaq Stock Market (U.S.) Index and Our Peer Group Index

		Nasdaq Marker	Peer Group
Date	Loudeye	Index	Index

3/15/00	100	100	100

12/31/00	7.42	52.49	5.84

12/31/01	4.56	41.44	5.94

12/31/02	1.94	28.38	12.37

      Our Peer Group was initially comprised of five publicly-traded digital media technology companies. As required, the returns of each of the component companies in the Peer Group return are calculated and weighted according to their respective market capitalization as of March 15, 2000, prior to trading on that date. The Peer Group was initially composed of: Sonic Foundry, Inc. (Nasdaq: SOFO); Liquid Audio, Inc. (Nasdaq: LQID); Preview Systems, Inc. (Nasdaq: PRVW); InterTrust Technologies Corp. (Nasdaq: ITRU); and, MP3.com, Inc. (Nasdaq: MPPP). In August 2001, Preview Systems, Inc. subject to a previously announced plan of dissolution, distributed substantially all of its assets through a $3.50 per share cash dividend to common stockholders. Also in August 2001, MP3.com, Inc. stockholders approved a merger with Vivendi Universal based on a price of $5.00 per common share. Preview Systems and MP3.com were removed from the Peer Group Index effective August 28, 2001, and the related “index value” attributed to those companies at that date was reallocated to the remaining three members of the Peer Group Index based upon their relative market capitalization on that date. On November 13, 2002, InterTrust entered into a definitive merger agreement pursuant to which affiliates of Sony Corporation of America, Koninklijke Philips Electronics N.V., and certain other investors offered to purchase all outstanding shares of common stock of InterTrust for $4.25 per share in cash. On January 3, 2003 affiliates of Sony Corporation of America, Koninklijke Philips Electronics N.V. and Stephens Acquisition LLC announced the successful completion of their cash tender offer. InterTrust was included in the Peer Group Index for the entire period and its price on December 31, 2002 recorded at $4.25 per share, the price per share of the tender offer.

Item 12	Security Ownership of Certain Beneficial Owners and Management

      The following table shows how much common stock is owned by the directors, the Named Executive Officers identified in Part III, Item 11, all executive officers and directors as a group and owners of more than 5% of our outstanding common stock, as of March 14, 2003. Except as otherwise noted, the address of each person listed in the table is c/o Loudeye Corp., 1130 Rainier Avenue South, Seattle, WA 98144.

      Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. The number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion, option or warrant exercise, or otherwise, within 60 days after March 14, 2003. Percentage of beneficial ownership is based on 46,384,768 shares outstanding as of March 14, 2003, not including 7,486,527 treasury shares. For each named person, the percentage ownership includes stock which the person has the right to acquire within 60 days after March 14, 2003. However, such shares shall not be deemed outstanding with respect to the calculation of ownership percentage for any other person.

	Amount and	Percent of
	Nature of	Common
Name and Address	Beneficial Ownership	Stock

OVP Partners, L.P.(1)
1010 Market Street
Kirkland, WA 98033	4,388,259	9.5%
Crest Communications Holding LLC(2)	4,367,955	9.4%
Martin G. Tobias(3)
55 Bell Street, Suite 200
Seattle, WA 98121	2,816,779	6.1%
Anthony J. Bay(4)	86,250	0.2%
James R. Kuster(5)	4,367,955	9.4%
Thomas A. Heymann(6)	667,418	1.4%
Johan C. Liedgren(7)	86,250	0.2%
John T. Baker(8)	737,731	1.6%
Jeffrey Cavins	—	—
Jerold J. Goade, Jr.(9)	92,667	0.2%
Michael S. Dougherty(10)	164,479	0.4%
All directors and executive officers as a group as of March 14, 2003 (7 persons)	5,226,854	13.5%

(1)	Includes 3,644,754 shares held by Olympic Venture Partners IV, L.P., 423,862 shares held by Olympic Venture Partners V, L.P., 272,547 shares held by Olympic Venture Partners IV Entrepreneurs Fund, L.P. and 47,096 shares held by Olympic Venture Partners V Entrepreneurs Fund, L.P. Beneficial ownership calculations for OVP Partners, L.P. are based solely on its publicly-filed Schedule 13G dated February 14, 2002, which 5% stockholders are required to file with the SEC, and which generally set forth ownership interests as of December 31, 2001.

(2)	Includes 4,179,502 shares held by Crest Communications Holdings LLC. Crest Communications Holdings LLC’s shares are held in escrow subject to the terms of that certain Agreement and Plan of Reorganization among the Company, TT Holding Corp. and TenTV Acquisition Corp. dated as of November 19, 2002. Pursuant to the terms of such Agreement, Crest Communications Holdings LLC has the contingent right to receive 188,453 shares.

(3)	Includes 2,002,033 shares held by Martin G. Tobias directly and through family trusts, and 41,696 shares held by Martin G. Tobias as custodian for Finn Tobias under the Washington Uniform Transfers to Minors Act. Mr. Tobias’ shares are subject to a voting proxy in favor of the Company that Mr. Tobias executed in connection with a certain loan that the Company made to Mr. Tobias. Under the proxy, Mr. Tobias granted the Board of Directors of the Company an irrevocable proxy, with full power of substitution, to vote any and all shares of Company common stock owned by Mr. Tobias, in its discretion, on all matters that may properly come before any meeting of the Company’s stockholders. The proxy terminates on the later of January 31, 2003 or the repayment of all principal and accrued interest on the loan.

(4)	Consists of 11,950 shares held by Anthony J. Bay, 50 shares held by his son, and 86,250 shares issuable upon exercise of outstanding options within 60 days of February 13, 2003. Mr. Bay disclaims beneficial ownership of all securities held by his son.

(5)	Consists of 4,179,502 shares held by Crest Communications Holdings LLC and 188,453 shares that Crest Communications Holdings LLC has the contingent right to receive. Mr. Kuster is one of our directors and a principal of Crest Communications Holdings LLC. Mr. Kuster disclaims beneficial ownership of shares held by Crest Communications Holdings LLC, except to the extent of his pecuniary interest in those shares.

(6)	Consists of 667,418 shares beneficially owned by Digital Coast Ventures. Mr. Heymann is one of our directors and a principal of Digital Coast Ventures. Mr. Heymann disclaims beneficial ownership of shares held by Digital Coast Ventures, except to the extent of his pecuniary interest in those shares.

(7)	Consists of 26,250 shares held by Johan C. Liedgren and 60,000 shares issuable upon exercise of outstanding options within 60 days of March 14, 2003.

(8)	Consists of 6,000 shares owned by Mr. Baker pursuant to the Company’s Employee Stock Purchase Plan, 587,500 shares issuable upon exercise of outstanding options within 60 days of March 14, 2003, and 144,231 shares awarded to Mr. Baker effective April 30, 2002. Mr. Baker resigned as Chairman and Chief Executive Officer of the Company on February 3, 2003. See Recent Events. Upon the resolution of certain issues, Mr. Baker may be entitled to an additional 631,250 shares issuable upon exercise of outstanding options within 60 days of March 14, 2003

(9)	Consists of 1,562 shares owned by Mr. Goade pursuant to the Company’s Employee Stock Purchase Plan, and 91,105 shares issuable upon exercise of outstanding options within 60 days of March 14, 2003.

(10)	Consists of 9,000 shares owned by Mr. Dougherty, 7,562 shares owned by Mr. Dougherty pursuant to the Company’s Employee Stock Purchase Plan, and 147,917 shares issuable upon exercise of outstanding options within 60 days of March 14, 2003.

      The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted Average	Under Equity
	to be Issued upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(excluding outstanding
	Outstanding Options,	Options, Warrants,	options, warrants
	Warrants and Rights	and Rights	and rights)

Equity compensation plans approved by security holders	8,059,358	$0.98	4,957,474
Equity compensation plans not approved by security holders	—	—	—

Total	8,059,358	$0.98	4,957,474

Item 13	Certain Relationships and Related Transactions

      On September 1, 1998, the Company entered into a five-year lease agreement with the Company’s founder, largest shareholder and former Chairman of the Board, Martin Tobias, and his wife, Alex Tobias (the “Tobias’s”). The monthly rental payments were approximately $10,000 per month. Total payments were approximately $120,000 during each of the three years ended December 31, 2001. The Company terminated this lease effective February 28, 2002 and made an early termination payment of $72,000.

      On October 26, 2001, the Company entered into an agreement with the Tobias’s, pursuant to which Loudeye purchased four million shares of Loudeye common stock from the Tobias’s for $2.0 million, or $0.50 per share, and also entered into a comprehensive agreement with the Tobias’s, including the extension of a $2.0 million secured line of credit to the Tobias’s (“the Loan”). The Tobias’s had previously entered into a loan agreement with City National Bank to borrow a principal amount of $3.0 million. The Company secured $2.5 million of the principal amount with a letter of credit. The $2.0 million payment due to Mr. Tobias from the Company for the common stock was paid directly to City National Bank to reduce the current outstanding principal balance to $500,000. The new credit line is collateralized by liens on certain real property assets owned by Mr. Tobias, as well as all his remaining 4.6 million Loudeye shares. Under the terms of the agreement, the collateral shares will be restricted from public market sale, without Loudeye’s consent, until the later of January 31, 2003, or the full repayment of the credit facility. The credit line matures June 30, 2003. As of December 31, 2001, the Company had extended loans of $1.0 million under the credit line, which is presented in intangibles and other long-term assets in the accompanying balance sheets. The Company extended an additional $350,000 under the credit facility in 2002. At December 31, 2002, amounts outstanding under the credit line were $1.1 million and are reflected in notes receivable from related parties. As part of the agreement, Mr. Tobias granted the Board of Directors of the Company an irrevocable proxy to vote the remaining shares of Common Stock owned by Mr. Tobias at any stockholders’ meeting. The proxy terminates on the later of January 31, 2003 or the repayment of the Loan. In addition, as part of the agreement, Mr. Tobias resigned from the Company’s Board of Directors. The agreement also permits Mr. Tobias to establish a program for sales of his shares consistent with Rule 10b5-1 under the Securities Exchange Act of 1934 and with Rule 144 under the Securities Act of 1933, so long as the minimum per share sales price of the shares under such plan equals or exceeds $1.25 per share. The Company has also agreed to exercise reasonable efforts to identify and to assist Mr. Tobias in identifying a private buyer for some or all of Mr. Tobias’s shares, on terms acceptable to Mr. Tobias. In addition, if under the Rule 10b5-1 program described above, Mr. Tobias is unable to sell shares of Loudeye common stock so that the proceeds from these sales equal the lesser of (a) $500,000 or (b) the proceed from sales of 150% of the maximum number of shares that could have been sold by Mr. Tobias under Rule 144 during the calendar quarter multiplied by the Discounted Share Price (as defined below) (the “Minimum Liquidity Commitment”), then Mr. Tobias may require the Company to purchase shares from him at the Discounted Share Price so that his total proceeds for the quarter equal the Minimum Liquidity Amount. The Discounted Share Price is the lesser of (x) the average closing bid price of the Company’s common stock for the trailing 30 trading days or (y) 95% of the closing bid price of the Company’s common stock on the last trading day of the quarter. This right expires on the earlier of (i) three business days following June 30, 2003, (ii) repayment in full of the Loan or (iii) such time as Mr. Tobias ceases to be the beneficial or record owner of any shares of the Company’s common stock. During 2002, the Company purchased a total of 1,812,170 shares from Mr. Tobias for $0.8 million. In addition, on January 13, 2003 the company purchased an additional 772,800 shares for $0.2 million.

      In March 2001, the Company loaned its former President, David L. Weld Jr., $90,000 pursuant to a promissory note bearing interest at the prime rate plus 1%. This loan is due in three equal installments of principal plus accrued interest in each of March 2002, September 2003, and September 2004. At December 31, 2002, $60,000 remained outstanding under the note and is included in notes receivable from related parties.

      In April 2001, the Company loaned its former Sr. Vice President of Sales, Todd A. Hinders, $64,000 pursuant to a promissory note bearing interest at the prime rate plus 4%. This loan is due in annual installments on anniversary of the loan equal to the greater of $3,000 or the Alternative Minimum Tax credit carry forward utilized on Mr. Hinders’ income tax return for that year. At December 31, 2002, $38,169 remained outstanding under the note and is included in notes receivable from related parties. The remaining balance was repaid in full in January 2003.

      In May 2001, the Company acquired all of the capital stock of Addition Systems, Inc., owned by Digital media Campus Inc., for $1,323,766 in cash. In connection with this transaction, Digital Media Campus assigned to the Company a promissory note receivable from eWave Networks. John Baker, our former Chief Executive Officer and Chairman of the Board of Directors, was Chief Operating Officer of Digital Media Campus until he joined Loudeye in March 2001. At December 31, 2002, the balance of the note receivable from eWave was $133,545 and is included in prepaid expenses and other current assets.

      In connection with the hiring of Mr. Baker as our President and Chief Executive Officer in March 2001, we entered into a letter agreement with Mr. Baker which is described within this document in the section titled “Compensation of Executive Officers.”

      We have severance arrangements with each of our officers which is described in the section titled “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

Item 14     Controls and Procedures

      We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      Within 90 days prior to the date of filing this report, we carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting us to material information relating to the Company required to be included in our periodic SEC filings.

      Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. However, we were unable to file our Form 10-K for the fiscal year ended December 31, 2002 within the prescribed timeframe due to additional time required by us to close our annual accounting records and adequately prepare our financial statements and related disclosures, as we had recently made changes in management and staffing, including the appointment of the Company’s third Chief Executive Officer since December 31, 2002, a restructuring of the Company and a reduction-in-force in March, 2003.

PART IV

Item 15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of Form 10-K

      1.     Financial Statements:

      The following financial statements of Loudeye are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8:

Index to Consolidated Financial Statements
Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

      3.     Exhibits:

2.1(1)	Agreement and Plan of Reorganization dated November 19, 1999 between Loudeye Corp. and Alive.com, Inc.
2.2(5)	Agreement and Plan of Merger among Loudeye.Corp., DiscoverMusic.com, Inc. and Santa Acquisition, Inc. dated January 30, 2001.
3.1(1)	Fifth Amended and Restated Certificate of Incorporation of Loudeye Corp.
3.2(1)	Form of Amended and Restated Certificate of Incorporation of Loudeye Corp..
3.4(8)	Amended Bylaws of Loudeye Corp.. dated January 18, 2002
4.1(1)	Form of Loudeye Corp. common stock certificate.
10.1(1)	Form of Indemnification Agreement between Loudeye Corp.. and each of its officers and directors.
10.2(1)	1998 Stock Option Plan, as amended.
10.3(1)	Alive.com, Inc. 1998 Stock Option Plan.
10.4(1)	2000 Stock Option Plan.
10.5(1)	2000 Director Stock Option Plan.
10.6(1)	2000 Employee Stock Purchase Plan.
10.7(1)	Amended and Restated Investors’ Rights Agreement dated December 14, 1999 among Loudeye Corp. and certain holders of our preferred stock.
10.8(1)	Lease Agreement dated August 10, 1999 between Loudeye Corp. and Times Square Building L.L.C. for offices at Times Square Building, 414 Olive Way, Suite 300, Seattle, Washington.
10.9(1)	Lease Agreement dated September 1, 1998 between Loudeye Corp. and Martin Tobias for offices at 3406 E. Union Street, Seattle, Washington.
10.10(1)	Lease Agreement dated October 28, 1999 between Loudeye Corp. and Westlake Park Associates for offices at Centennial Building, 1904 Fourth Avenue, Seattle, Washington.
10.11(1)	Lease Agreement dated November 9, 1999 between Loudeye Corp. and Downtown Entertainment Associates, LP for offices at 1424 Second Street, Santa Monica, California.
10.12(1)	Loan and Security Agreement with Dominion Venture Finance L.L.C. dated June 15, 1999 between Loudeye Corp. and Dominion Venture Finance L.L.C.
10.13(1)	Offer Letter to Douglas Schulze dated August 30, 1999.
10.14(1)	Offer Letter to James Van Kerkhove dated November 5, 1999.
10.15(1)	Offer Letter to David Weld dated December 2, 1999.
10.16(1)	Services Agreement between Loudeye Corp. and Akamai Technologies, Inc. dated as of February 15, 2000.
10.17(2)	Amended and Restated Loan and Security Agreement between Imperial Bank and Loudeye Corp. dated May 17, 2000.
10.18(2)	Amended and Restated Services Agreement between Valley Media, Inc. and Loudeye Corp. dated April 2000.
10.19(2)	Stock Purchase Agreement dated as of June 14, 2000 by and among Loudeye Corp., Vidipax, Inc. and James Lindner.
10.20(2)	First Amendment of Office Lease Agreement dated April 3, 2000 between Times Square Building L.L.C. and Loudeye Corp.
10.21(2)	Second Amendment of Office Lease Agreement dated May 1, 2000 between Times Square Building L.L.C. and Loudeye Corp.
10.22(2)	Lease Agreement dated June 14, 2000 between Brown Bear Realty Corporation and Loudeye Corp.

10.23†(3)	Volume Purchase Order dated July 19, 2000 by and between MusicBank and Loudeye Corp.
10.24(6)	Offer Letter to Todd Hinders dated December 15, 2000.
10.25(4)	Underlease Agreement and Agreement to Lease dated December 21, 2000 between WCRS Limited and Loudeye Corp.
10.26†(4)	Encoding Services and Compact Disc Purchase Agreement between XM Satellite Radio, Inc., and Loudeye Corp., dated August 25, 2000.
10.27†(4)	First Addendum to Encoding Services and Compact Disc Purchase Agreement between XM Satellite Radio, Inc., and Loudeye Corp., dated October 10, 2000.
10.28(6)	2000 Employee Stock Option Plan as amended March 5, 2001.
10.29(6)	Offer Letter to Joel McConaughy dated March 14, 2001.
10.30(6)	Offer Letter to John Shaw dated April 4, 2001.
10.31(6)	Offer Letter to John Baker dated February 23, 2001.
10.32(5)	Registration Rights Agreement among Loudeye Corp. and the former stockholders of DiscoverMusic.
10.33(7)	Credit Agreement between US Bank National Association and Loudeye Corp., dated as of August 22, 2001.
10.34(7)	First Amendment to Credit Agreement between US Bank National Association and Loudeye Corp., dated as of October 25, 2001.
10.35(8)	Martin Tobias Credit Arrangement.
10.36(9)	Agreement and Plan of Reorganization with TT Holding Corp.
10.37(10)	Retainer Agreement with Regent Pacific Management Corporation.
21.1	Subsidiaries of Loudeye Corp. (filed herewith).
23.1(8)	Consent of Arthur Andersen LLP
23.2	Consent of PricewaterhouseCoopers LLP (filed herewith)
24.1	Powers of Attorney of Board of Directors (see Form 10-K).
99.1	Certification of Jeffrey Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Jerold J. Goade Jr., Chief Financial Officer, Vice President Finance and Controller of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested as to certain portions of this Exhibit.

(1)	Incorporated by reference to Loudeye Corp.’s registration statement on Form S-1 file number 333-93361.

(2)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending June 30, 2000.

(3)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending September 30, 2000.

(4)	Incorporated by reference to Loudeye Corp.’s Form 10-K, for the period ending December 31, 2000.

(5)	Incorporated by reference to Loudeye Corp.’s Report on Form 8-K dated March 13, 2001.

(6)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending March 31, 2001.

(7)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending September 30, 2001.

(8)	Incorporated by reference to Loudeye Corp.’s Form 10-K for the period ended December 31, 2001.

(9)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated November 19, 2002

(10)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated February 3, 2003

      (b) Reports on Form 8-K

      On December 4, 2002, we filed a Report on Form 8-K that announced that on November 19, 2002, we acquired TT Holding Corp. pursuant to an Agreement and Plan of Reorganization dated November 19, 2002.

CERTIFICATIONS

      I, Jeffrey M. Cavins, certify that:

1. I have reviewed this annual report on Form 10-K of Loudeye Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFFREY M. CAVINS

Jeffrey M. Cavins
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2003

CERTIFICATIONS

      I, Jerold J. Goade Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Loudeye Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEROLD J. GOADE JR.

Jerold J. Goade Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 14, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, April 14, 2003

LOUDEYE CORP.

BY:	/s/ JEFFREY M. CAVINS

Jeffrey M. Cavins
Chief Executive Officer

POWER OF ATTORNEY

      Each person whose signature appears below hereby constitutes and appoints Jeffrey M. Cavins and Jerold J. Goade, Jr., and each of them severally, his true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his name and on his behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report on Form 10-K, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY M. CAVINS Jeffrey M. Cavins	Chief Executive Officer (Principal Executive Officer and Director)	April 14, 2003

/s/ JEROLD J. GOADE, JR Jerold J. Goade, Jr	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2003

/s/ JOHAN C. LIEDGREN Johan C. Liedgren	Director	April 14, 2003

/s/ THOMAS A. HEYMANN Thomas A. Heymann	Director	April 14, 2003

/s/ ANTHONY J. BAY Anthony J. Bay	Director	April 14, 2003

/s/ JAMES R. KUSTER James R. Kuster	Director	April 14, 2003

      The following is a copy of the report of Arthur Andersen LLP dated March 26, 2002 on their audit of the financial statement schedule of Loudeye Technologies, Inc. and subsidiaries for December 31, 2001. Arthur Andersen LLP has ceased operations and has not reissued this report.

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

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington

March 26, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Allowance for Doubtful Accounts(1)
Year Ended December 31, 2000	187	662	(140)	709
Year Ended December 31, 2001	709	—	(217)	492
Accrued Special Charges(2)
Year Ended December 31, 2000	—	310	—	310
Year Ended December 31, 2001	310	3,790	(1,161)	2,939

(1)	Deductions represent write-offs of specifically identified uncollectible accounts.

(2)	Deductions represent amounts paid in cash during the period.