Form 10-Q
period 2003-03-31
LOUDEYE CORP
filed 2003-05-20
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Yes     [X]                    No     [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  ☐    No ☑

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	45,688,718

(Class)	(Outstanding at April 30, 2003)

Loudeye Corp.

Form 10-Q Quarterly Report
For the Quarter Ended March 31, 2003

			Page

PART	I.	Financial Information (unaudited)
Item	1	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations	4
		Consolidated Statements of Cash Flows	6
		Notes to Consolidated Financial Statements	7
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item	3	Quantitative and Qualitative Disclosures About Market Risk	33
Item	4	Disclosure Controls and Procedures	33
PART	II.	Other Information
Item	1	Legal Proceedings	35
Item	2	Changes in Securities and Use of Proceeds	35
Item	3	Defaults Upon Senior Securities	36
Item	4	Submission of Matters to a Vote of Security Holders	36
Item	5	Other Information	36
Item	6	Exhibits and Reports on Form 8-K	36

PART I – FINANCIAL INFORMATION

ITEM  I     FINANCIAL STATEMENTS

LOUDEYE CORP.
CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$3,643	$1,889
Short-term investments	4,698	9,978
Accounts receivable, net of allowances of $262 and $290	2,890	2,501
Notes receivable from related parties	949	1,187
Prepaid expenses and other	643	914

Total current assets	12,823	16,469
Restricted investments	576	1,500
Property and equipment, net	2,857	3,590
Goodwill	—	5,307
Intangible assets, net	576	1,758
Other assets	877	905

Total assets	$17,709	$29,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,987	$1,203
Accrued compensation and benefits	1,123	904
Other accrued expenses	1,471	1,421
Accrued special charges	2,697	2,903
Accrued acquisition consideration	1,062	1,062
Deposits and deferred revenues	1,064	305
Current portion of long-term debt	749	788

Total current liabilities	10,153	8,586
Long-term debt, net of current portion	448	591

Total liabilities	10,601	9,177
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 41,000 shares authorized, none outstanding	—	—
Common stock, additional paid-in capital and warrants, $0.001 par value, 100,000 shares authorized; issued March 31, 2003 and December 31, 2002 - 53,871; and outstanding March 31, 2003 - 46,385 and December 31, 2002 – 47,158	193,968	194,195
Deferred stock compensation	(88)	(130)

	March 31,	December 31,
	2003	2002

Accumulated deficit	(186,772)	(173,713)

Total stockholders’ equity	7,108	20,352

Total liabilities and stockholders’ equity	$17,709	$29,529

See accompanying notes

LOUDEYE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

REVENUES	$3,310	$3,260
COST OF REVENUES
Cost of revenues, excluding depreciation	2,325	2,410
Depreciation	216	835

Total cost of revenues	2,541	3,245
Gross profit	769	15
OPERATING EXPENSES
Research and development	577	1,290
Sales and marketing	1,547	2,216
General and administrative	2,753	3,475
Amortization of intangibles and other assets	525	696
Stock-based compensation	42	(656)

	5,444	7,021

Special charges	8,437	748

OPERATING LOSS	(13,112)	(7,754)
OTHER INCOME (EXPENSE), net
Interest income	85	333
Interest expense	(50)	(217)
Other	18	—

Total other income	53	116

Net loss	$(13,059)	$(7,638)

Basic and diluted net loss per share	$(0.28)	$(0.19)

Weighted average shares outstanding — basic and diluted net loss per share	46,487	40,432

See accompanying notes.

LOUDEYE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,

	2003	2002

Operating Activities
Net loss	$(13,059)	$(7,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	812	1,733
Special charges	6,593	20
Stock-based compensation	42	(656)
Changes in operating assets and liabilities, net of amounts acquired in purchase of business:
Accounts receivable	(389)	(135)
Prepaid expenses and other assets	1,195	830
Accounts payable	784	316
Accrued compensation, benefits and other expenses	351	(791)
Accrued special charges	(206)	(524)
Deposits and deferred revenues	759	(305)

Net cash used in operating activities	(3,118)	(7,150)
Investing Activities
Purchases of property and equipment and other	(43)	(915)
Cash paid for acquisition of business and technology, net	(82)	—
Loans made to related party and related interest	—	(350)
Payments received on loans made to related party and related interest	238
Purchases of short-term investments	—	(1,121)
Sales of short-term investments	5,280	1,149

Net cash provided by (used in) investing activities	5,393	(1,237)
Financing Activities
Proceeds from sale of stock and exercise of stock options	—	6
Principal payments on long-term debt and capital lease obligations	(294)	(232)
Repurchase of common stock	(227)	—

Net cash used in financing activities	(521)	(226)
Net increase (decrease) in cash and cash equivalents	1,754	(8,613)
Cash and cash equivalents, beginning of period	1,889	37,159

Cash and cash equivalents, end of period	$3,643	$28,546

Supplemental disclosures:
Cash paid for interest	$60	$217
Assets acquired under capital lease obligations	112	74
Reversal of deferred stock compensation as a result of option cancellations	—	1,170

See accompanying notes.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

1.      ORGANIZATION, RISKS, and GOING CONCERN

       The Company

     Loudeye Corp. (the Company) provides the business infrastructure and services for managing, promoting, and distributing digital content for the entertainment and corporate markets. The Company is headquartered in Seattle, Washington with offices in New York, NY, Hollywood, CA, and Washington D.C., and conducts business in two business segments, digital media services and media restoration services.

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

       Going Concern

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception, has an accumulated deficit of approximately $186.8 million at March 31, 2003, has experienced negative cash flows from operations since inception and the expansion and development of the Company’s business will require additional capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

       Unaudited Interim Financial Data

     The interim consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2003. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the quarters ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full years.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. The recoverability of long-lived assets, which include property and equipment ($2.9 million) and intangible assets ($576,000), is a sensitive accounting estimate for which changes could result in additional charges in the near term. Additional impairment analyses could be required in a number of circumstances, including if the Company’s plans for the assets change, if operating results decline further, or if the price of the Company’s stock declines.

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

       Short Term Investments

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

       Restricted Investments

     The Company has approximately $576,000 of short-term investments which are utilized as collateral for certain irrevocable standby letters of credit. These securities all mature within one year and reported amounts approximate fair value due to the relatively short maturities of these investments.

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

       Stock based Compensation

     The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees,” (APB 25), as interpreted by Financial Accounting Standards Board Interpretation No. 44,

“Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB 25 (FIN 44), and related interpretations. Under APB 25, compensation expense is based on the difference between the exercise price of employee stock options granted and the fair value of the Company’s common stock at the date of grant. Deferred compensation, if any, is amortized over the vesting period of the related options, which is generally four and one-half years.

     Equity instruments issued to non-employees are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (EITF 96-18), and related interpretations.

     Stock compensation was $42,000 for the quarter ended March 31, 2003, consisting of the amortization deferred stock compensation, and a credit of approximately $656,000 for the quarter ended March 31, 2002, consisting of the reversal of expense related to accelerated amortization for options that were cancelled.

     The Company records stock-based compensation charges as a separate component of operating expenses. These amounts can be allocated to the other expense categories in the accompanying consolidated statements of operations as follows for the three months ended March 31 (in thousands):

	2003	2002

Cost of revenues	$4	$(55)
Research and development	2	(35)
Sales and marketing	6	(91)
General and administrative	30	(475)

	$42	$(656)

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the three months ended March 31 (in thousands):

	2003	2002

Net loss, as reported	$(13,059)	$(7,638)
Add: stock-based employee compensation expense (credit) under APB 25 included in reported net loss	42	(656)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(589)	(509)

Pro forma net loss	$(13,606)	$(8,803)

Loss per share:
Basic and diluted — as reported	$(0.28)	$(0.19)
Basic and diluted — pro-forma	$(0.29)	$(0.22)

     To determine compensation expense under FAS 123, the Company used the following assumptions:

	2003	2002

• Risk-free interest rates	3.0-5.71%	3.93-5.71%
• Expected lives	5 years	5 years
• Expected dividend yields	0%	0%
• Expected volatility	75%	75%

       Reclassifications

     Certain information reported in previous periods has been reclassified to conform to the current period presentation.

3.      SPECIAL CHARGES

The Company has recorded Special Charges related to ongoing corporate restructuring, facilities consolidations and the impairment of assets in accordance with its long-lived asset policy (see Note 2). The following table summarizes such charges recorded in the consolidated statements of operations for the three months ended March 31 (in thousands):

	2003	2002

Goodwill impairment	$5,307	$—
Intangible assets impairment	685	—
Property and equipment impairment	601	—
Employee severance and termination benefits	501	748
Facilities related charges	465	—
Other restructuring charges	878	—

	$8,437	$748

Quarter ended March 31, 2003

On February 4, 2003, the Company’s Chairman and Chief Executive Officer, John T. Baker, resigned and the Company engaged Regent Pacific Management Corporation to provide management services to the Company. On March 7, 2003, Regent Pacific’s engagement concluded and Jeffrey M. Cavins was elected President and Chief Executive Officer. These events are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. During and subsequent to Regent Pacific’s engagement, the Company undertook a strategic and operational analysis of its business and product lines. This analysis resulted in the development of a new strategic and operational plan, under which the Company will restructure itself to focus on its core competencies in digital media services and on core strategic customers and markets for its enterprise communications services. A revised corporate forecast was developed in connection with this plan. The revised forecast also considered that the Company had learned that revenue from a significant customer in its Media Restoration Services segment would be less than originally anticipated. Utilizing the revised forecast, the Company performed a reassessment of the carrying value of all of its assets, both tangible and intangible. The revised forecast demonstrated that certain tangible and intangible assets and goodwill related to its media restoration services and enterprise communications services businesses were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over their estimated useful lives. The fair values of each of these assets were estimated using primarily a discounted cash flow method. The estimated fair values of each of the assets were then compared to their carrying values to measure the impairments. As a result of this analysis, the Company recorded impairment charges for goodwill, intangible assets, and property and equipment related to its enterprise communication services and media restoration services businesses of $5.3 million, $685,000, and $601,000, respectively.

In addition to the impairment charges above, the Company recorded severance and termination benefits of $204,000 associated with a reduction in force announced on March 14, 2003 of approximately 35% of its consolidated staffing. In addition, the Company recorded $297,000 of severance and termination benefits with respect to certain changes in senior management in the first quarter of 2003. The Company incurred costs of approximately $465,000 related to the termination or renegotiation of certain facilities leases in connection with its ongoing facilities consolidation. The other restructuring charges of $878,000 represent fees and costs paid to Regent Pacific Management Corporation with respect to interim management services provided to the Company in connection with its management and operational restructuring.

In March 2003, the Company reduced by approximately half the space it occupies for its principal operating facility on Rainier Avenue, Seattle, Washington from a base rent of approximately $108,000 per month with a term expiring on November 30, 2005 to a base rent of approximately $33,000 per month for the remainder of the term which has been shortened to June 30, 2003. The Company has the option of extending the term for two 3-month periods at a base rent of $100,000 and pre-paid utility expenses of $60,000 for each 3-month extension. As consideration for the reduction of space and lease term, the Company allowed its landlord to retain its security deposit in the amount of $218,500 and made cash payments of $276,000.

On April 28, 2003, the Company entered into a lease termination agreement with the landlord of its unoccupied facility on Fourth Avenue, Seattle, Washington. Under the terms of the agreement, the Company paid a lease termination fee of $200,000. As a result, all of the Company’s obligations under the lease were terminated effective April 30, 2003. In accordance with EITF 94-3, the lease termination fee was included in accrued special charges at December 31, 2002 and March 31, 2003. The Company had been paying approximately $29,000 per month under this lease.

On May 19, 2003, the Company entered into a lease termination agreement with the landlord of its unoccupied facility in Ardsley, New York. Under the terms of the agreement, the Company paid a lease termination fee of approximately $114,000 which included its security deposit of $29,000. As a result, all of the Company’s obligations under the lease were terminated effective May 19, 2003. In accordance with EITF 94-3, the lease termination fee was included in accrued special charges at December 31, 2002 and March 31, 2003. The Company had been paying approximately $19,000 per month under this lease.

Quarter ended March 31, 2002

The Company recorded special charges in the first quarter of 2002 associated with a reduction in force announced March 8, 2002 of approximately 12% of consolidated staffing. The special charge of $748,000 was for severance and related termination benefits paid during the quarter.

The following table summarizes the activity in accrued special charges during the three months ended March 31, 2003 (in thousands):

	December 31,	Additional		March 31,
	2002	Accruals	Payments	2003

Employee severance	$104	$501	$(100)	$505
Facilities related charges	2,799	465	(1,072)	2,192
Other restructuring charges	—	878	(878)	—

Total	$2,903	$1,844	$(2,050)	$2,697

4.      NET LOSS PER SHARE

Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is antidilutive. The Company has excluded the following numbers of shares using this method (in thousands):

Options	4,653
Warrants	263

4,916

The Company had 905 and 38,021 shares outstanding that were subject to repurchase at March 31, 2003 and 2002, respectively. The weighted average repurchase price of these options subject to repurchase was

$0.18 and $0.21, at March 31, 2003 and 2002, respectively. The impact of these unvested but exercised options has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted net loss per share.

The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share:

	Three-months ended March 31,

	2003	2002

Weighted average shares outstanding	46,487,808	40,494,947
Weighted average shares subject to repurchase	(926)	(63,215)

Weighted average shares outstanding — basic and diluted earnings per share	46,486,882	40,431,732

5.      SEGMENT INFORMATION

The Company operates in two business segments, Digital Media Services and Media Restoration Services. The following information summarizes the Company’s segments for the three months ended March 31 (in thousands):

	2003	2002

Revenues
Digital Media Services	$2,660	$2,498
Media Restoration Services	650	762

	$3,310	$3,260

Gross Profit
Digital Media Services	$620	$(332)
Media Restoration Services	149	347

	$769	$15

Net Loss
Digital Media Services	$(12,349)	$(7,595)
Media Restoration Services	(710)	(43)

	$(13,059)	$(7,638)

Total Assets
Digital Media Services	$15,765	$69,024
Media Restoration Services	1,944	2,174

	$17,709	$71,198

The Company had sales to a significant customer that represented 13% and 12% of total revenue in each of the first quarters of 2003 and 2002, respectively. The revenue from this customer was reported primarily in the Media Restoration Services segment.

     6.          CONTINGENCIES

Between July 26, 2001 and August 30, 2001, four substantially similar class action complaints were filed in the Untied States District Court for the Southern District of New York against the Company and certain of its former officers and directors, as well as against certain underwriters who handled its March

15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased the Company’s common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by the Company’s underwriters in connection with its initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the initial public offering. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. The individual defendants and the Company have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently, all claims against the former officers have been withdrawn without prejudice. The Company, along with the many other issuer defendants, moved to dismiss the claims in the complaint. By decision dated February 19, 2003 the court denied the Company’s motion. We believe that we have meritorious defenses to the claims made in the foregoing complaint and we intend to defend the actions vigorously. However, there can be no assurance that we will be successful on our defenses or in our assertion of indemnification, and an adverse resolution of the lawsuit could have a material adverse affect on our financial position and results of operation in the period in which the lawsuit is resolved. The plaintiffs have made a settlement proposal to the defendants. We have indicated a willingness to support the proposal, subject to review and acceptance of a definitive settlement agreement. An estimate of the range of possible loss for this matter cannot be made.

     On or about January 8, 2003 a company known as Dominion Venture Finance, L.L.C. commenced an action against the Company and “John Doe” defendants in the Superior Court of the State of California, County of San Francisco. In its complaint, plaintiff alleges that pursuant to a loan and security agreement and a master lease agreement (the liabilities for which agreement, plaintiff alleges, were acquired by the Company when the Company merged with an entity known as DiscoverMusic.com, Inc.) the Company failed to make certain required payments to plaintiff. Plaintiff asserts causes of action of breach of loan and security agreement, claim and delivery, money lent, breach of master lease agreement and book account. Plaintiff seeks relief in the form of money damages, interest, attorneys’ fees and costs. The Company has filed an answer to the complaint denying the material allegations. The Company believes that it has meritorious defenses to the claims made in the foregoing complaint and intends to defend the action vigorously. However, there can be no assurance that the Company will be successful on its defenses. An estimate of the range of possible loss for this matter cannot be made.

     On February 3, 2003, the Company entered into an agreement (“Agreement”) with Regent Pacific Management Corporation (“Regent Pacific”) pursuant to which Regent Pacific would provide management services to the Company. The Agreement was terminable by either party under certain circumstances. On March 11, 2003, this engagement concluded. Under the Agreement, the Company paid certain fees to Regent Pacific. In addition, Regent Pacific was to receive stock options to purchase up to 4,000,000 shares of the Company’s common stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. The amount of stock options to be issued to Regent Pacific has not yet been finalized and is currently under discussion between the Company and Regent Pacific.

     In April 2003, the landlord of one of our unoccupied facilities filed suit against us for breach of its lease and is seeking an unspecified amount of damages. The Company intends to vigorously defend this suit and may also bring certain counterclaims against the landlord.

     The Company becomes involved from time to time in various other claims and lawsuits incidental to the ordinary course of its operations, including such matters as contract and lease disputes and complaints alleging employment discrimination The Company believes that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon its business or financial condition, cash flows, or results of operations.

LOUDEYE TECHNOLOGIES INC. 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made under the safe harbor provisions thereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of terms like these or other comparable terminology. These forward-looking statements are only predictions and actual events or results may differ materially from those projected. Specific factors that could cause actual results to differ materially from those projected include, but are not limited to, uncertainties related to our early stage; uncertainties related to the effectiveness of our technology and development of our products and services; dependence on and management of existing and future corporate relationships; dependence on licensed content and technology; dependence on proprietary technology and uncertainty of patent protection; management of growth; history of operating losses; future capital needs and uncertainty of additional funding; dependence on key personnel; competition; existing governmental regulations and changes in, or the failure to comply with, government regulations, and other risks detailed below, including the Risk Factors in Item 7 of Part II “Management’s Discussion and Analysis of financial Condition and Results of Operations,” and those included from time to time in the Company’s other reports with the SEC and press releases, copies of which are available from the company upon request. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to publicly release any revisions of the forward-looking statements contained herein to reflect events or circumstances after the date hereof. Readers are cautioned not to place undue reliance on these forward-looking statements, as our business and financial performance are subject to substantial risks and uncertainties.

Results of Operations

Three Months Ended March 31, 2003 and 2002

     Revenues. Revenues totaled $3.3 million for the first quarter of 2003 and 2002, an respectively.

We recorded approximately $2.7 million of revenue from our Digital Media Services segment in the first quarter of 2003 compared to $2.5 million in the first quarter of 2002. This increase was due primarily to the acquisition of Streampipe in November of 2002.

Media restoration revenues totaled $650,000 in the first quarter of 2003 compared to $762,000 in the first quarter of 2002. This decrease was primarily the result of decreased spending by our customers on discretionary projects due to current economic conditions.

     Cost of Revenues. Cost of revenues decreased to $2.5 million for the first quarter of 2003 from $3.2 million for the first quarter of 2002. Cost of revenues include the cost of production including personnel, and an allocated portion of facilities and equipment and other supporting functions related to the delivery of digital media services and applications. Excluding depreciation, cost of revenues decreased to $2.3 million for the first quarter of 2003 from $2.4 million for the first quarter of 2002. Cost of revenues in the first quarter of 2003 includes the impact of the acquisition of Streampipe in November 2002.

Depreciation included in cost of revenues decreased to approximately $200,000 in the first quarter of 2003 from $800,000 in the first quarter of 2002. This decrease is due primarily to impairment charges recorded in the fourth quarter of 2002 for certain assets of our Digital Media Services segment. These charges decreased the cost basis of the assets, resulting in lower depreciation charges.

LOUDEYE TECHNOLOGIES INC. 10-Q

     Research and Development. Research and development expenses totaled $577,000 and $1.3 million in the first quarter of 2003 and 2002, respectively. This decrease is due primarily to the reduction in the number of development personnel as a result of the corporate restructurings. Research and Development consists of costs of enhancing webcasting offerings, including the recently announced Loudeye Express, the continued support of our music offerings and the development of internal operational solutions necessary to fully integrate previous acquisitions comprised a majority of our research and development expenses in 2003.

We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructurings and a sharper focus on opportunities which we believe will result in near term results, development headcount was significantly reduced as compared to 2002 and, as a result, research and development expenses declined in 2003 as compared to 2002. We expect research and development expenses to remain relatively stable in the foreseeable future. Accordingly, the research and development expenses for the remainder of 2003 should continue to be lower than 2002.

     Sales and Marketing. Sales and marketing expenses totaled $1.5 million and $2.2 million in the first three months of 2003 and 2002, respectively. Sales and marketing expenses consist primarily of salaries, commissions, product branding costs, advertising, trade show expenses, and cost of marketing collateral. The decrease in sales and marketing expenses was primarily due to the decreased personnel subsequent to our reductions in force in the first and second quarters of 2002.

     General and Administrative. General and administrative expenses decreased to $2.8 million for the first quarter of 2003 from $3.5 million for the first quarter of 2002. This decrease was due primarily to the decrease in personnel subsequent to our reductions in force in the first and second quarters of 2002, and related cost reduction initiatives. General and administrative expenses consist primarily of rent, facilities and information technology charges, salaries, legal expenses, investor relation costs, and other costs associated with being a public company. We expect future levels of general and administrative expenses to decrease slightly from 2002 as the full impact of our restructuring is realized.

     Amortization of Intangible and Other Assets. Amortization of intangibles and other assets totaled $525,000 and $696,000 for the first three months of 2003 and 2002, respectively, and includes amortization of identified intangible assets related to past acquisitions. The decrease was due primarily to the impairment charges recorded fourth quarter of 2002, which resulted in lower amortization charges during the first quarter of 2003. This decrease was offset partially by amortization of intangible assets acquired from Streampipe in November 2002.

     Stock-Based Compensation. Stock-based compensation charges for 2003 consisted of the amortization of deferred stock compensation. For the first quarter of 2002, stock compensation was a credit of $656,000, resulting from reversals of previously recorded deferred stock compensation associated with the terminated employees in connection with our restructuring initiatives. The balance of deferred stock compensation was $88,000 at March 31, 2003 and will be fully amortized by the end of 2003.

     Special Charges. We have recorded Special Charges related to ongoing corporate restructuring, facilities consolidations and the impairment of assets in accordance with our long-lived asset policy. Following is a summary of special charges for the quarters ended March 31, 2003 and 2002:

     Quarter ended March 31, 2003

On February 4, 2003, our Chairman and Chief Executive Officer, John T. Baker, resigned and the we engaged Regent Pacific Management Corporation to provide management. On March 7 2003, Regent Pacific’s engagement concluded and Jeffrey M. Cavins was elected President and Chief Executive Officer. These events are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2002. During and subsequent to Regent Pacific’s engagement, we undertook

LOUDEYE TECHNOLOGIES INC. 10-Q

a strategic and operational analysis of our business and product lines. This analysis resulted in the development of a new strategic and operational plan, under which we will restructure our business to focus on our core competencies in digital media services and on core strategic customers and markets for our enterprise communications services. We developed a revised corporate forecast in connection with this plan. The revised forecast also considered that we had learned that revenue from a significant customer in our Media Restoration Services segment would be less than originally anticipated. Utilizing the revised forecast, we performed a reassessment of the carrying value of all of our assets, both tangible and intangible. The revised forecast demonstrated that certain tangible and intangible assets and goodwill related to our media restoration services and enterprise communications services businesses were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over their estimated useful lives. The fair value of each of these assets were estimated using primarily a discounted cash flow method. The estimated fair values of each of the assets were then compared to their carrying values to measure the impairments. As a result of this analysis, we recorded impairment charges for goodwill, intangible assets, and property and equipment related to our enterprise communication services and media restoration services businesses of $5.3 million, $685,000, and $601,000, respectively.

In addition to the impairments above, we recorded severance and termination benefits of $204,000 associated with a reduction in force announced on March 14, 2003 of approximately 35% of our consolidated staffing. In addition, we recorded $297,000 of severance and termination benefits with respect to certain changes in senior management in the first quarter of 2003. We incurred costs of approximately $465,000 related to the termination or renegotiation of certain facilities leases in connection with its ongoing facilities consolidation. The other restructuring charges of $878,000 represent fees and costs paid to Regent Pacific Management Corporation with respect to interim management services provided to us in connection with our management and operational restructuring.

We will continue to review the carrying value of our long-lived assets for impairments. Future adverse developments in our business could result in additional impairments.

Quarter ended March 31, 2002

We recorded special charges in the quarter ended March 31, 2002 associated with a reduction in force announced March 8, 2002 of approximately 12% of consolidated staffing. The special charge of $748,000 was for severance and related termination benefits paid during the quarter

The following table summarizes the activity in accrued special charges during the three months ended March 31, 2003 (in thousands):

	December 31,	Additional		March 31,
	2002	Accruals	Payments	2003

Employee severance	$104	$501	$(100)	$505
Facilities related charges	2,799	465	(1,072)	2,192
Other restructuring charges	—	878	(878)	—

Total	$2,903	$1,844	$(2,050)	$2,697

     Interest Income. Interest income totaled $85,000 and $333,000 in the first three months of 2003 and 2002, respectively. The decrease was due primarily to the lower average cash and investment balances in 2003 resulting from the voluntary prepayment of our credit facility in the third quarter of 2002, utilization of cash to fund operations, and lower interest rates in 2003. We expect that our interest income will decrease in the future as our cash balances are used to fund our operations.

     Interest Expense. Interest expense consists of interest expense related to our debt instruments, including capital lease obligations. Interest expense totaled $50,000 and $217,000 in the first three months of 2003 and 2002, respectively. The decrease was due primarily to lower average debt balances in 2003 due to the voluntary repayment of our credit facility in the third quarter of 2002 and lower interest rates in 2003.

LOUDEYE TECHNOLOGIES INC. 10-Q

Liquidity and Capital Resources

As of March 31, 2003, we had approximately $8.9 million of cash, cash equivalents, short-term investments, and restricted investments. Of these funds, $576,000 is held in an investment account that serves as collateral for standby letters of credit for certain of our capital lease obligations

Net cash used in operating activities was $3.1 million and $7.2 million in the quarters ended March 31, 2003 and 2002, respectively. For 2003, cash used in operating activities resulted primarily from a net loss of $13.1 million partially offset by non-cash charges for depreciation, amortization, special charges, and stock compensation expense aggregating $7.5 million and other working capital changes totaling $2.5 million. For 2002, cash used in operating activities resulted primarily from a net loss of $7.6 million, working capital and other changes totaling $85,000, partially offset by non-cash charges totaling $1.1 million related to stock-based compensation, depreciation and amortization and other. Additional uses of cash related to the approximately $1.0 million in severance related payments and approximately $524,000 in rent and other payments for previously accrued special charges

Net cash provided by investing activities was $5.4 million in the first quarter of 2003, consisting principally of the proceeds from sales of short-term investments and payments received on notes receivable from related parties. For the first quarter of 2002, net cash used in investing activities of $1.2 million was primarily related to purchases of property and equipment, including tenant improvements at the Activate offices prior to facilities consolidation.

Net cash used in financing activities was $521,000 and $226,000 in the first quarter of 2003 and 2002, respectively. The cash used in financing activities in 2003 resulted primarily from principal payments of our long-term debt and capital lease obligations totaling $294,000, as well as the repurchase of common stock from a major stockholder totaling $227,000. The cash used in financing activities in 2002 consisted principally of payments of our long-term debt and capital lease obligations.

As of March 31, 2003, our principal commitments consisted of obligations outstanding under operating and capital leases. We have other credit facilities and leasing arrangements that, in general, are not prepayable without penalty. Total principal amounts outstanding under these arrangements were $1.2 million at March 31, 2003. These instruments bear interest ranging from approximately 6.9% to 9.7% and mature at various times through 2005. Letters of credit of approximately $576,000 collateralize certain of these capital lease obligations. We have $576,000 of short-term investments that are utilized as collateral for certain irrevocable letters of credit. These short-term investments have been classified as restricted investments on the accompanying balance sheets. In addition, we have notes payable aggregating approximately $1.1 million with respect to our acquisition of Streampipe in November, 2002.

LOUDEYE TECHNOLOGIES INC. 10-Q

     Contractual Obligations and Commercial Commitments

     The following table provides aggregated information about the Company’s contractual obligations as of March 31, 2003.

	Payments Due by Period
		Less
		than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt	$155	$155	$—	$—	$—
Capital lease obligations (1)	1,061	586	475	—	—
Operating leases (2)	8,554	2,244	2,786	938	2,586
Other purchase obligations	239	239	—
Accrued acquisition consideration(3)	1,062	1,062	—	—	—

Total contractual obligations	$11,071	$4,286	$3,261	$938	$2,586

(1)	Capital lease obligations represent the total minimum future obligations, including interest.

(2)	Reflects operating leases that were renegotiated or terminated as described below.

(3)	Accrued acquisition consideration represents promissory notes related to the acquisition of Streampipe. The notes contain an equity redemption option pursuant to which the Company may, at its option, satisfy its obligation under the Notes by issuing additional shares of the Company’s common stock.

In March 2003, we reduced by approximately half the space we occupy for our principal operating facility on Rainier Avenue, Seattle, Washington from a base rent of approximately $108,000 per month with a term expiring on November 30, 2005 to a base rent of approximately $29,000 per month for the remainder of the term which has been shortened to June 30, 2003. We have the option of extending the term for two 3-month periods at a base rent of $100,000 and pre-paid utility expenses of $60,000 for each 3-month extension. As consideration for the reduction of space and lease term, we have allowed our landlord to retain our security deposit in the amount of $218,500 and made cash payments of $276,000.

In April 2003, we entered into a lease termination agreement with the landlord of our unoccupied facility on Fourth Avenue, Seattle, Washington. Under the terms of the agreement, we paid a lease termination fee of $200,000. As a result, all of our obligations under the lease were terminated effective April 30, 2003. In accordance with EITF 94-3, the lease termination fee was included in accrued special charges at December 31, 2002 and March 31, 2003. We had been paying approximately $29,000 per month under this lease.

In May 2003, we entered into a lease termination agreement with the landlord of our unoccupied facility in Ardsley, New York. Under the terms of the agreement, we paid a lease termination fee of approximately $114,000, which included our security deposit of $29,000. As a result, all of our obligations under the lease were terminated effective May 19, 2003. In accordance with EITF 94-3, the lease termination fee was included in accrued special charges at December 31, 2002 and March 31, 2003. We had been paying approximately $19,000 per month under this lease.

Since inception, we have sustained substantial net losses. Beginning in 2001, we commenced a variety of cost reduction initiatives to reduce costs. For 2003, we will continue to focus on reducing costs and increasing sales. We expect the following items may represent significant uses of cash in the foreseeable future:

•	We have commitments under leases for certain facilities which we no longer occupy. These leases extend past 2003. Scheduled payments under these leases for 2003 total $1.6 million. We are presently negotiating lease reduction or termination agreements that we believe will result in a substantial reduction to future obligations under certain of these leases. However, there can be no assurance that we will be able to do so. In addition, we may have to make up-front cash payments to terminate or reduce our obligations under these leases. At March 31, 2003, accrued special charges includes amounts accrued for rent obligations which meet the criteria for accrual under FAS 146.

•	The balance of severance payments resulting from workforce reductions in 2002 and in the first quarter of 2003, including certain of our former executives, are estimated to be $501,000 and are expected to be paid in cash over the remainder of 2003.

•	Acquisition consideration resulting from the Streampipe acquisition in November 2002, totaling $1.1 million plus accrued interest, is due January 1, 2004. The notes contain an equity redemption option pursuant to which we may, at our option, satisfy our obligation by issuing additional shares of our common stock. However, if certain events occur, such as our stock no longer being listed on a principal securities exchange or trading market, we may be required to pay a portion of this

LOUDEYE TECHNOLOGIES INC. 10-Q

consideration in cash. This amount is included in accrued acquisition consideration in the accompanying balance sheets.

•	We have certain commitments under existing arrangements with certain licensors of copyrighted materials that may require payments estimated to be approximately $607,000 in 2003. These amounts are included in accrued expenses in the accompanying balance sheets.

•	We may enter into future transactions where we acquire complementary businesses. Such acquisitions may require the use of our capital resources.

•	We do not have significant capital spending plans for 2003, other than approximately $200,000 to $500,000 to move our media restoration services business unit to a new operating facility.

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

Going Concern

     The accompanying consolidated financial statements have been prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since inception, have an accumulated deficit, and have experienced negative cash flows from operations since our inception and the expansion and development of our business will require additional capital. These matters raise substantial doubt about our ability to continue as a going concern. Our audited consolidated financial statements for the year ended December 31, 2002 contain a going concern opinion issued by our independent accountants.

     Management has restructured our operations, reduced our work force, renegotiated leases, and taken other actions to limit our expenditures. However, there can be no assurance that our cash balances will be sufficient to sustain our operations until profitable operations and positive cash flows are achieved. Consequently, we may require additional capital to fund our operations. There can be no assurance that capital will be available to us on acceptable terms, or at all.

     If we fail to generate positive cash flows or obtain additional capital when required, we could continue to notify, delay or abandon some or all of our business and expansion plans. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Recent Management Changes

     In January 2003, we engaged Regent Pacific Management Corporation (“Regent Pacific”) to provide certain management consulting and advisory services. This agreement contemplated the payment to Regent Pacific of $200,000 for a two month consulting engagement.

     On February 3, 2003, our former Chairman and Chief Executive Officer, John T. Baker IV, resigned. Simultaneous with Mr. Baker’s resignation, we entered into a new agreement with Regent Pacific, expanding its role. Pursuant to the Regent Pacific agreement, we agreed to pay Regent Pacific $60,000 per week, and four weeks of payments in advance. This agreement provided for a minimum term of six months, with a review and restructuring of fees after three months. The agreement also provided for the issuance to Regent Pacific of stock options to purchase up to 4,000,000 shares of our common stock, based upon length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. The agreement was terminable by either party under certain circumstances. In connection with that agreement, we appointed Philip J. Gioia, a principal of Regent Pacific, to serve as our President and Chief Executive Officer and agreed to have selected Regent Pacific principals, including Mr. Gioia,

LOUDEYE TECHNOLOGIES INC. 10-Q

serve as part of our executive management team. Additionally, Mr. Gary J. Sbona, the chairman and Chief Executive Officer of Regent Pacific, was elected to our board of directors and Charles P. Waite, Jr., a member of our board of directors and a partner of OVP Venture Partners, was elected as Chairman.

     On March 11, 2003, the engagement of Regent Pacific, and the involvement of Regent Pacific principals as part of our executive management team concluded. As a result, Mr. Gioia resigned as President and Chief Executive Officer, and Mr. Sbona resigned from his seat on our board of directors. On March 11, 2003, the our board of directors appointed Jeffrey M. Cavins, who had been the Senior Vice President of Sales, as our President and Chief Executive Officer, and elected him to our board of directors. Our board of directors appointed Anthony J. Bay, a three-year member of the board, as chairman of the board, replacing Mr. Waite, who resigned. We entered into an Employment Agreement dated as of April 1, 2003 with Mr. Cavins. The agreement provides for a base salary of $250,000 and the granting of options to purchase 1,500,000 shares of our common stock. The agreement also provides for the opportunity to receive bonuses based upon the achievement of certain performance criteria by the Company and in the event of a sale of all of our stock or all or substantially all of our assets.

     We entered into an Employment Agreement dated as of April 1, 2003 with Jerold J. Goade, Jr., our Vice President and Chief Financial Officer. The agreement provides for a base salary of $161,000 and the granting of options to purchase 350,000 shares of our common stock. The agreement also provides for the opportunity to receive bonuses based upon the achievement of certain performance criteria by the Company and in the event of a sale of all of our stock or all or substantially all of our assets.

     We entered into a Consulting Agreement dated as of April 1, 2003 with Anthony Bay, our Chairman. The agreement provides for a base compensation of $100,000 and the granting of options to purchase 500,000 shares of our common stock. The agreement provides for the opportunity to receive bonuses based upon the achievement of certain performance criteria by the Company and in the event of a sale of all of our stock or all or substantially all of our assets.

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

     Management’s assessments of the impairment of property and equipment, intangible assets and goodwill are sensitive accounting estimates that could result in additional impairment charges in the near term. Factors that impact these estimates include, but are not limited to, possible changes in business plans, market price of our common stock and declining financial results. Net long-term assets subject to impairment review in the future totaled $4.3 million at March 31, 2003. We will continue to review the carrying value of our long-lived assets for impairments. Future adverse developments in our business will result in additional charges.

     Exit costs. We have followed the provisions of EITF 94-3 (before December 31, 2002) and SFAS 146 (after December 31, 2002) to record the costs associated with exit activities. Management is required to make its best estimates of exit costs such as remaining lease obligations and/or termination fees, these estimates be different than the actual amounts that will be paid under existing lease arrangements. As noted above, beginning January 1, 2003, we adopted the provisions of FAS 146 to record the costs associated with exit activities. Future adverse changes in our business could result in additional exit activities and charges.

LOUDEYE TECHNOLOGIES INC. 10-Q

     Revenue Recognition. We generate revenues primarily from two sources: (1) digital media services, licensing and selling digital media applications and (2) media restoration services.

     Digital media services and other. We recognize Enterprise Webcasting Services revenues as services are rendered. We recognize encoding services revenues when the services have been rendered and we have no continuing involvement in the goods and services delivered, which is generally the date the finished media is shipped to our customer. Other revenues are generated from our music samples service business. We sell digital media applications in application service provider arrangements. We are required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer. Billings are made based upon quantity of content streamed, and revenue is recognized as the services are delivered.

     Media restoration services. We recognize revenues as services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

RISK FACTORS

We have incurred losses and negative cash flows since inception and have an accumulated deficit at March 31, 2003, raising substantial doubt about our ability to continue as a Going Concern

     The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue to operate as a going concern. The Company has incurred losses from inception, has an accumulated deficit, and has experienced negative cash flows from operations since its inception. These matters raise substantial doubt about the company’s ability to continue as a going concern and our audited consolidated financial statements for the year ended December 31, 2002 contain a going concern qualification from our independent accountants.

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

     If we fail to generate positive cash flows or obtain additional capital when required, we could continue to modify, delay or abandon some or all of our business and expansion plans. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

LOUDEYE TECHNOLOGIES INC. 10-Q

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

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan and current stockholders may experience significant dilution

     As of March 31, 2003, we had approximately $8.9 million in cash and cash equivalents, short-term investments, and restricted investments. There can be no assurance that our existing cash, cash equivalents, short-term investments and restricted investments will be sufficient to fund our operations and meet our working capital and capital expenditure requirements for 2003. Accordingly, if we are unable to fund operating and other expenses, working capital and capital expenditures from our operations, we may find it necessary to secure additional financing, sell assets or reduce expenditures further. In the event additional financing is required, there can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

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

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline

LOUDEYE TECHNOLOGIES INC. 10-Q

     As of March 31, 2003, we had an accumulated deficit of $186.8 million. We have incurred net losses quarterly from August 12, 1997 (inception) through March 31, 2003, and we expect to continue to incur net losses for the foreseeable future.

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

If we are unable to comply with NASDAQ’s continued listing requirements, our common stock could be desisted from the Nasdaq SmallCap Market

     Since July 30, 2001, our common stock has failed to maintain a minimum bid price of $1.00 per share for at least 10 consecutive days, which caused our stock price to fail to meet one of the minimum standards required by the Nasdaq Stock Market for continued listing as a Nasdaq National Market security. In order to avoid delisting from Nasdaq entirely, we voluntarily applied to Nasdaq to have our listing transferred to the SmallCap Market. On July 16, 2002 our application was approved to transfer the listing of our common stock to the Nasdaq SmallCap Market. The Nasdaq SmallCap Market also requires compliance with a minimum bid price of $1.00 per share for at least 10 consecutive days. We were notified that we must be in compliance with this requirement by March 28, 2003 (including all grace periods) or face delisting from Nasdaq. On March 31, 2003 we were notified by Nasdaq that we will be provided an additional 90 calendar days, or until June 26, 2003 to regain compliance. On March 11, 2003, we received an affirmative vote at a special meeting of stockholders permitting our board of directors, should it deem beneficial, to effect a reverse stock split at one of three ratios at any time prior to December 31, 2003. The purpose of this reverse split would be to achieve compliance with the Nasdaq SmallCap Market’s minimum bid price of $1.00 per share for at least 10 consecutive days.

     There can be no assurance that we will be able to satisfy all requirements for continued listing of our common stock on the Nasdaq SmallCap Market, including the minimum bid price requirement and

LOUDEYE TECHNOLOGIES INC. 10-Q

minimum tangible assets or stockholders’ equity requirements. If we are unable to meet Nasdaq requirements in the future, our stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders. Delisting may also make it more difficult for us to raise capital in the future. If our common stock is removed from the Nasdaq SmallCap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. Additionally, our stock may then be subject to “penny stock” regulations.

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

Acquisitions we have made or may make could disrupt our business and harm our financial condition

     We expect to continue to evaluate and acquire businesses, technologies, services, or products that we believe are a strategic fit with our business. In June 2000 we acquired VidiPax, Inc., in June 2001 we acquired Addition Systems, Inc., in March 2001 we acquired DiscoverMusic, and in September 2001 we acquired Activate and we have also acquired certain assets and technology from OnAir and theDial.com.

     Pursuant to an Asset Purchase Agreement dated as of May 29, 2002, the Company acquired certain assets of EncodeThis!, Inc. Pursuant to the Asset Purchase Agreement, the Company acquired certain assets of EncodeThis!, Inc. in exchange for cash and common stock, as well as a warrant to purchase common stock of the Company.

     On November 19, 2002, the Company, TenTV Acquisition Corp., a Delaware corporation wholly-owned by the Company, and TT Holding Corp. (“Holding”), a Delaware corporation and sole shareholder of Technology Education Network, Inc. (“TenTV”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”). Pursuant to the Merger Agreement, TenTV Acquisition Corp. was merged into Holding and the former stockholders of Holding received, subject to the Merger Agreement and certain Unsecured Promissory Notes with Equity Redemption Option (the “Notes”), 7,900,165 newly issued unregistered shares of the Company’s common stock and Notes in the aggregate original principal amount of $1,062,329. At December 31, 2002, 7,559,306 shares had been issued and 340,859 shares are being held in escrow until January 1, 2004, pursuant to the terms of the Merger Agreement. Subject to the terms of each Note, which provide in part that there is not an event of default and that the Company is listed on a principal exchange excluding the over-the-counter market, the Notes may be redeemed, at the option of the Company and subject to shareholder approval, for common stock of the Company. In the event that the Company elects to redeem the Notes for Common Stock, the number of shares issuable upon redemption shall be calculated by dividing (i) the principal amount and all accrued interest due under the Notes as of the date of redemption, by (ii) the average of the last sale price of the common stock for the thirty (30) trading days preceding January 1, 2004. In such event, the aggregate number of shares of common stock issued in connection with the transactions contemplated by the Merger Agreement will be in excess of twenty percent (20%) of the issued and outstanding common stock of the Company. Nasdaq rules require that the a majority of the company’s stockholders approve any transaction resulting in the issuance of twenty percent (20%) or more of the Company’s common stock.

     We have limited operating history as a combined company and therefore limited experience in addressing emerging trends that may affect our combined business. The integration of these and any future

LOUDEYE TECHNOLOGIES INC. 10-Q

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

We depend on a limited number of customers for a majority of our revenues so the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenues and operating results

     A limited number of customers have accounted for a majority of our revenues and may continue to do so for the foreseeable future. During the year ended December 31, 2002, two of our customers accounted for 23% of our revenues and during the year ended December 31, 2001, one of our customers accounted for approximately 17% of our revenues. During each of the first quarters of 2003 and 2002, one customer accounted for approximately 13% and 12% of our revenues, respectively. We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues. In addition, if any significant customer fails to pay

LOUDEYE TECHNOLOGIES INC. 10-Q

amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing and broadening our customer base, our business could be harmed.

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

LOUDEYE TECHNOLOGIES INC. 10-Q

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

A class action lawsuit has been filed against us which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business

     We and certain of our current or former officers and directors, as well as certain underwriters who handled our March 15, 2000 initial public offering of common stock, are named as defendants in a purported class action complaint which has been filed allegedly on behalf of certain persons who purchased our common stock during the time period beginning on March 15, 1999 and ending on December 6, 2000. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Primarily it alleges that there was undisclosed compensation received by our underwriters in connection with our initial public offering. We can provide no assurance as to the outcome of this matter. Any resolution of this matter in a manner adverse to us could have a material adverse affect on our financial position and results of operation. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace. In addition, because class action litigation has often been brought against companies following periods of volatility in their stock prices, we could become involved in additional litigation. The plaintiffs have made a settlement proposal to the defendants. We have indicated a willingness to support the proposal, subject to review and acceptance of a definitive settlement agreement.

We rely on strategic relationships to promote our services and for access to licensed technology; if we fail to maintain or enhance these relationships, our ability to serve our customers and develop new services and applications could be harmed

LOUDEYE TECHNOLOGIES INC. 10-Q

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

LOUDEYE TECHNOLOGIES INC. 10-Q

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

LOUDEYE TECHNOLOGIES INC. 10-Q

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

LOUDEYE TECHNOLOGIES INC. 10-Q

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

LOUDEYE TECHNOLOGIES INC. 10-Q

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

Because our principal stockholders and management may have the ability to control a significant percentage of stockholder votes , the premium over market price that an acquiror might otherwise pay may be reduced and any merger or takeover may be prevented or delayed

     Our officers and directors beneficially own or control the voting of approximately 14% of our outstanding common stock. Martin Tobias, our former chief executive officer and former member of the board of directors, has given the board of directors, an irrevocable proxy to vote all of the approximately 2.8 million shares of our Common Stock that he owns. See Note 18 to the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2002 and our Report on Form 8-K as filed with the Securities and Exchange Commission on October 30, 2001 for a more complete description of the proxy. As a result, these stockholders, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including:

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

LOUDEYE TECHNOLOGIES INC. 10-Q

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

Item 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 4    DISCLOSURE CONTROLS AND PROCEDURES

     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed,

LOUDEYE TECHNOLOGIES INC. 10-Q

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

     Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. However, we were unable to file our Form 10-K for the fiscal year ended December 31, 2002 and our Form 10-Q for the quarter ended March 31, 2003 within the prescribed timeframe due to additional time required by us to close our annual accounting records and adequately prepare our financial statements and related disclosures, as we had recently made changes in management and staffing, including the appointment of the Company’s third Chief Executive Officer since December 31, 2002, a restructuring of the Company and a reduction-in-force in March, 2003.

LOUDEYE TECHNOLOGIES INC. 10-Q

PART II.         OTHER INFORMATION

ITEM 1:          LEGAL PROCEEDINGS

     Between July 26, 2001 and August 30, 2001, four substantially similar class action complaints were filed in the Untied States District Court for the Southern District of New York against the Company and certain of its former officers and directors, as well as against certain underwriters who handled its March 15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased the Company’s common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by the Company’s underwriters in connection with its initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the initial public offering. The allegations set forth in these complaints are substantially similar to those made in class actions filed against over 300 other companies that issued securities within the past four years. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. The individual defendants and the Company have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently, all claims against the former officers have been withdrawn without prejudice. The Company, along with the many other issuer defendants, moved to dismiss the claims in the complaint. By decision dated February 19, 2003 the court denied the Company’s motion. We believe that we have meritorious defenses to the claims made in the foregoing complaint and we intend to defend the actions vigorously. However, there can be no assurance that we will be successful on our defenses or in our assertion of indemnification, and an adverse resolution of the lawsuit could have a material adverse affect on our financial position and results of operation in the period in which the lawsuit is resolved. The plaintiffs have made a settlement proposals to the defendants. We have indicated a willingness to support the proposal, subject to review and acceptance of a definitive settlement agreement.

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

     In April 2003, the landlord of one of our unoccupied facilities filed suit against us for breach of its lease and is seeking an unspecified amount of damages. We intend to vigorously defent this suit and may also bring certain counterclaims against the landlord.

     The Company becomes involved from time to time in various other claims and lawsuits incidental to the ordinary course of its operations, including such matters as contract and lease disputes and complaints alleging employment discrimination The Company believes that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon its business or financial condition, results of operations, or cash flows.

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)	Recent Sales of Unregistered Securities

LOUDEYE TECHNOLOGIES INC. 10-Q

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

On March 11, 2003, we held Special Meeting of Stockholders. At the meeting the following matter was approved by the vote specified below:

(a) An amendment to the Company’s Amended and Restated Certificate of Incorporate, as amended, was approved in three variations to effect a reverse stock split of the Company’s common Stock, $0.001 par value per share in either a one-for-twenty, one-for-fifteen or one-for-ten reverse stock split ratio and to grant the Company’s Board of Directors the authority, in its sole discretion, to (i) determine the reverse stock split ratio at one-for-twenty, one-for-fifteen or one-for-ten, or (ii) not to complete the reverse stock split. The votes cast were as follows: 33,097,087 shares of common stock were voted for this amendment, 845,078 shares of common stock were voted against the amendment and 15,405 shares of common stock were withheld.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

2.1(1)	Agreement and Plan of Reorganization dated November 19, 1999 between Loudeye Corp. and Alive.com, Inc.

2.2(5)	Agreement and Plan of Merger among Loudeye.Corp., DiscoverMusic.com, Inc. and Santa Acquisition, Inc. dated January 30, 2001.

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of Loudeye Corp.

3.2(1)	Form of Amended and Restated Certificate of Incorporation of Loudeye Corp

3.4(8)	Amended Bylaws of Loudeye Corp.. dated January 18, 2002

10.1(1)	Form of Indemnification Agreement between Loudeye Corp.. and each of its officers and directors.

10.2(1)	1998 Stock Option Plan, as amended.

10.3(1)	Alive.com, Inc. 1998 Stock Option Plan.

10.4(1)	2000 Stock Option Plan.

10.5(1)	2000 Director Stock Option Plan.

10.6(1)	2000 Employee Stock Purchase Plan.

10.7(1)	Amended and Restated Investors’ Rights Agreement dated December 14, 1999 among Loudeye Corp. and certain holders of our preferred stock.

10.8(1)	Agreement dated August 10, 1999 between Loudeye Corp. and Times Square Building L.L.C. for offices at Times Square Building, 414 Olive Way, Suite 300, Seattle, Washington.

10.9(1)	Lease Agreement dated September 1, 1998 between Loudeye Corp. and Martin Tobias for offices at 3406 E. Union Street, Seattle, Washington.

10.10(1)	Lease Agreement dated October 28, 1999 between Loudeye Corp. and Westlake Park Associates for offices at Centennial Building, 1904 Fourth Avenue, Seattle, Washington.

LOUDEYE TECHNOLOGIES INC. 10-Q

10.11(1)	Lease Agreement dated November 9, 1999 between Loudeye Corp. and Downtown Entertainment Associates, LP for offices at 1424 Second Street, Santa Monica, California.

10.12(1)	Loan and Security Agreement with Dominion Venture Finance L.L.C. dated June 15, 1999 between Loudeye Corp. and Dominion Venture Finance L.L.C.

10.16(1)	Services Agreement between Loudeye Corp. and Akamai Technologies, Inc. dated as of February 15, 2000.

10.17(2)	Amended and Restated Loan and Security Agreement between Imperial Bank and Loudeye Corp. dated May 17, 2000.

10.18(2)	Amended and Restated Services Agreement between Valley Media, Inc. and Loudeye Corp. dated April 2000.

10.20(2)	First Amendment of Office Lease Agreement dated April 3, 2000 between Times Square Building L.L.C. and Loudeye Corp.

10.21(2)	Second Amendment of Office Lease Agreement dated May 1, 2000 between Times Square Building L.L.C. and Loudeye Corp.

10.22(2)	Lease Agreement dated June 14, 2000 between Brown Bear Realty Corporation and Loudeye Corp.

10.23†(3)	Volume Purchase Order dated July 19, 2000 by and between MusicBank and Loudeye Corp.

10.25(4)	Underlease Agreement and Agreement to Lease dated December 21, 2000 between WCRS Limited and Loudeye Corp.

10.26†(4)	Encoding Services and Compact Disc Purchase Agreement between XM Satellite Radio, Inc., and Loudeye Corp., dated August 25, 2000.

10. 27†(4)	First Addendum to Encoding Services and Compact Disc Purchase Agreement between XM Satellite Radio, Inc., and Loudeye Corp., dated October 10, 2000.

10.28(6)	2000 Employee Stock Option Plan as amended March 5, 2001.

10.29(6)	Offer Letter to Joel McConaughy dated March 14, 2001.

10.30(6)	Offer Letter to John Shaw dated April 4, 2001.

10.31(6)	Offer Letter to John Baker dated February 23, 2001.

10.32(5)	Registration Rights Agreement among Loudeye Corp. and the former stockholders of DiscoverMusic.

10.33(7)	Credit Agreement between US Bank National Association and Loudeye Corp., dated as of August 22, 2001.

10.34(7)	First Amendment to Credit Agreement between US Bank National Association and Loudeye Corp., dated as of October 25, 2001.

10.35(8)	Martin Tobias Credit Arrangement.

10.36(9)	Agreement and Plan of Reorganization with TT Holding Corp.

10.37(10)	Retainer Agreement with Regent Pacific Management Corporation.

10.38	Fifth Amendment and Assignment of Lease dated April 1, 2003 among 1130 Rainier, LLC, Activate.Net Corporation, and Loudeye Enterprise Communications, Inc. for offices at 1130 Rainier Avenue South, Seattle, Washington, filed herewith.

10.39	Lease Termination Agreement dated April 28, 2003 between Westlake Park Associates and Loudeye Corporation with respect to offices at 1904 Fourth Avenue, Seattle, Washington, filed herewith.

21.1(11)	Subsidiaries of Loudeye Corp.

99.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Jerold J. Goade Jr., Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

LOUDEYE TECHNOLOGIES INC. 10-Q

†	Confidential treatment has been requested as to certain portions of this Exhibit.

(1)	Incorporated by reference to Loudeye Corp.’s registration statement on Form S-1 file number 333-93361.

(2)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending June 30, 2000.

(3)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending September 30, 2000.

(4)	Incorporated by reference to Loudeye Corp.’s Form 10-K, for the period ending December 31, 2000.

(5)	Incorporated by reference to Loudeye Corp.’s Report on Form 8-K dated March 13, 2001.

(6)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending March 31, 2001.

(7)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending September 30, 2001.

(8)	Incorporated by reference to Loudeye Corp.’s Form 10-K for the period ended December 31, 2001.

(9)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated November 19, 2002

(10)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated February 3, 2003

(11)	Incorporated by reference to Loudeye Corp.’s Form 10-K dated April 15, 2003.

(b)	Reports on Form 8-K

On February 12, 2003, we filed a Report on Form 8-K that announced certain changes management and the board of directors, including the resignation of our former chief executive officer and the engagement of Regent Pacific Management Corporation to provide management services to the Company.

On March 19, 2003, we filed a Report on Form 8-K that announced that on March 11, 2003 Regent Pacific Management Corporation’s engagement for management services concluded and Jeffrey M. Cavins was appointed as our new President and Chief Executive Officer. In addition, we reported that we received an affirmative vote at a special meeting of stockholders permitting our Board of Directors, should it deem beneficial, to effect a reverse stock split at one of three ratios at any time prior to December 31, 2003. Finally, we reported certain corporate strategy initiatives.

LOUDEYE TECHNOLOGIES INC. 10-Q

CERTIFICATIONS

I, Jeffrey M. Cavins, certify that:

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard

LOUDEYE TECHNOLOGIES INC. 10-Q

to significant deficiencies and material weaknesses.

Date: May 19, 2003	/ s / Jeffrey M. Cavins

Jeffrey M Cavins
President and Chief Executive Officer

(Principal Executive Officer)

LOUDEYE TECHNOLOGIES INC. 10-Q

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not

LOUDEYE TECHNOLOGIES INC. 10-Q

there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003	/ s / Jerold J. Goade Jr.

Jerold J. Goade Jr.
Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

LOUDEYE TECHNOLOGIES INC. 10-Q

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, May 14, 2003

LOUDEYE CORP.

BY:	/s/	JEFFREY M. CAVINS

Jeffrey M. Cavins
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/	JEROLD J. GOADE, JR.

Jerold J. Goade Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)