Form 10-Q
period 2003-06-30
LOUDEYE CORP
filed 2003-08-12
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes   ☒    No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  No X

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	48,008,925

(Class)	(Outstanding at July 31, 2003)

Loudeye Corp.

Form 10-Q Quarterly Report
For the Quarter Ended June 30, 2003

			Page

PART	I.	Financial Information (unaudited)
Item	1	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item	3	Quantitative and Qualitative Disclosures About Market Risk	30
Item	4	Disclosure Controls and Procedures	30
PART	II.	Other Information
Item	1	Legal Proceedings	30
Item	2	Changes in Securities and Use of Proceeds	31
Item	3	Defaults Upon Senior Securities	31
Item	4	Submission of Matters to a Vote of Security Holders	31
Item	5	Other Information	31
Item	6	Exhibits and Reports on Form 8-K	31

PART I – FINANCIAL INFORMATION

ITEM I                      FINANCIAL STATEMENTS

LOUDEYE CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$5,049	$1,889
Restricted cash	650	—
Short-term investments	4,158	9,978
Accounts receivable, net of allowances of $262 and $290	2,626	2,501
Notes receivable from related parties	74	1,187
Prepaid expenses and other	554	914

Total current assets	13,111	16,469
Restricted investments	556	1,500
Property and equipment, net	2,251	3,590
Goodwill	—	5,307
Intangible assets, net	344	1,758
Other assets	522	905

Total assets	$16,784	$29,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,619	$1,203
Line of credit	2,500	—
Accrued compensation and benefits	883	904
Other accrued expenses	1,183	1,424
Accrued special charges	1,545	2,903
Accrued acquisition consideration	1,059	1,059
Deposits and deferred revenues	964	305
Current portion of long-term debt	717	788

Total current liabilities	10,470	8,586
Deposits and deferred revenue	404	—
Long-term debt, net of current portion	338	591

Total liabilities	11,212	9,177
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 41,000 shares
authorized, none outstanding	—	—
Common stock, additional paid-in capital and warrants, $0.001 par value, 100,000 shares authorized; issued June 30, 2003 – 54,927 and December 31, 2002 - 53,871; outstanding June 30, 2003 – 47,074 and December 31, 2002 – 47,158	194,449	194,195
Deferred stock compensation	(44)	(130)
Accumulated deficit	(188,833)	(173,713)

Total stockholders’ equity	5,572	20,352

Total liabilities and stockholders’ equity	$16,784	$29,529

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUES	$2,903	$3,217	$6,213	$6,477
COST OF REVENUES	1,678	3,632	4,219	6,877

Gross profit (loss)	1,225	(415)	1,994	(400)
OPERATING EXPENSES
Research and development	392	974	969	2,264
Sales and marketing	835	2,245	2,381	4,461
General and administrative	1,740	2,762	4,492	6,237
Amortization of intangibles and other assets	260	713	786	1,409
Stock-based compensation	195	102	238	(554)

	3,422	6,796	8,866	13,817
Special charges	—	1,142	8,437	1,890

OPERATING LOSS	(2,197)	(8,353)	(15,309)	(16,107)
OTHER INCOME (EXPENSE)
Interest income	101	309	187	642
Interest expense	(48)	(235)	(97)	(452)
Other	82	—	99	—

Total other income	135	74	189	190

Net loss	$(2,062)	$(8,279)	$(15,120)	$(15,917)

Basic and diluted net loss per share	$(0.04)	$(0.21)	$(0.33)	$(0.39)

Weighted average shares outstanding — basic and diluted	45,931	40,229	46,215	40,330

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,

	2003	2002

Operating Activities
Net loss	$(15,120)	$(15,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,598	3,450
Special charges	6,573	25
Stock-based compensation	238	(554)
Changes in operating assets and liabilities, net of amounts acquired in purchase of business:
Accounts receivable	(125)	(245)
Prepaid expenses and other assets	947	291
Accounts payable	416	423
Accrued compensation, benefits and other expenses	(150)	(1,129)
Accrued special charges	(1,358)	236
Deposits and deferred revenues	1,063	(486)

Net cash used in operating activities	(5,918)	(13,906)
Investing Activities
Purchases of property and equipment	(50)	(1,192)
Proceeds from sales of property and equipment	164	—
Cash paid for acquisition of business and technology, net	(82)	(266)
Loans made to related party and related interest	—	(771)
Payments received on loans made to related party and related interest	1,113	—
Purchases of short-term investments	—	(11,763)
Sales of short-term investments	5,820	4,798

Net cash provided by (used in) investing activities	6,965	(9,194)
Financing Activities
Proceeds from sale of stock and exercise of stock options	475	40
Proceeds from line of credit and long-term debt	2,500	—
Principal payments on long-term debt and capital lease obligations	(436)	(813)
Repurchase of common stock	(426)	—

Net cash provided by (used in) financing activities	2,113	(773)
Net increase (decrease) in cash and cash equivalents	3,160	(23,873)
Cash and cash equivalents, beginning of period	1,889	37,159

Cash and cash equivalents, end of period	$5,049	$13,286

Supplemental disclosures:
Cash paid for interest	$37	$217
Assets acquired under capital lease obligations	112	74
Issuance of common stock for acquisition of business and technology	—	408
Reversal of deferred stock compensation as a result of option cancellations	—	1,170

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
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

Risks

     The Company is subject to a number of risks similar to other companies in a comparable stage of development, including, but not limited to, reliance on key personnel, successful marketing of its services in an emerging market, competition from other companies with greater technical, financial, management and marketing resources, successful development of new services, successful integration of acquired businesses and technology, the enhancement of existing services, and the ability to secure adequate financing to support future operations.

Going Concern

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception, has an accumulated deficit of $188.8 million at June 30, 2003, has experienced negative cash flows from operations since inception and the expansion and development of the Company’s business may require additional capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Data

     The interim consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2003. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full years.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. The recoverability of long-lived assets, which include property and equipment ($2.3 million) and intangible assets ($344,000), is a sensitive accounting estimate for which changes could result in additional charges in the near term. Additional impairment analyses could be required in a number of circumstances, including if the Company’s plans for the assets change, if operating results decline further, or if the price of the Company’s stock declines.

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

Restricted Cash and Investments

     The Company has $1.2 million of restricted cash and investments which are utilized as collateral for certain irrevocable standby letters of credit. These securities all mature within one year and reported amounts approximate fair value due to the relatively short maturities of these investments.

Impairment of Long-lived Assets

     The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life is less than the carrying amount of the asset.

Stock Based Compensation

     The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees,” (APB 25), as interpreted by Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25” (FIN 44), and related interpretations. Under APB 25, compensation expense is based on the difference between the exercise price of employee stock options granted and the fair value of the Company’s common stock at the date of grant. Deferred compensation, if any, is amortized over the vesting period of the related options, which is generally three to four and one-half years.

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

     Stock compensation was $195,000 for the quarter ended June 30, 2003, consisting of the amortization of deferred stock compensation of $44,000, stock issued to former employees as severance and termination benefits of $30,000 and options with an estimated fair value, accounted for under FAS 123, of $121,000 granted to a member of the Company’s board of directors for consulting services, and approximately $102,000 for the quarter ended June 30, 2002, consisting of the amortization of deferred stock compensation.

     Stock compensation was $238,000 for the six months ended June 30, 2003, consisting of the amortization of deferred stock compensation of $87,000, stock issued to former employees as severance and termination benefits of $30,000, and options with an estimated fair value, accounted for under FAS 123, of $121,000 granted to a member of the Company’s board of directors for consulting services, and a credit of approximately $554,000 for the quarter ended June 30, 2002, consisting primarily of the reversal of expense related to accelerated amortization for options that were cancelled.

     The Company records stock-based compensation charges as a separate component of operating expenses. These amounts can be allocated to the other expense categories in the accompanying consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June, 30

	2003	2002	2003	2002

Cost of revenues	$4	$9	$7	$(46)
Research and development	2	5	5	(29)
Sales and marketing	6	14	12	(77)
General and administrative	183	74	214	(402)

	$195	$102	$238	$(554)

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(2,062)	$(8,279)	$(15,120)	$(15,917)
Add: stock-based employee compensation expense (credit) under APB 25 included in reported net loss	44	102	87	(554)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(226)	(320)	(15)	(867)

Pro forma net loss	$(2,244)	$(8,497)	$(15,048)	$(17,338)

Loss per share:
Basic and diluted — as reported	$(0.04)	$(0.21)	$(0.33)	$(0.39)
Basic and diluted — pro-forma	$(0.05)	$(0.20)	$(0.33)	$(0.43)

     To determine compensation expense under FAS 123, the Company used the following assumptions:

	2003	2002

• Risk-free interest rates	2.68-5.71%	3.93-5.71%
• Expected lives	5 years	5 years
• Expected dividend yields	0%	0%
• Expected volatility	136%	75%

Reclassifications

     Certain information reported in previous periods has been reclassified to conform to the current period presentation.

3. SPECIAL CHARGES

     The Company has recorded Special Charges related to corporate restructurings, facilities consolidations and the impairment of assets in accordance with its long-lived asset policy (see Note 2). The following table summarizes such charges recorded in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30

	2003	2002	2003	2002

Goodwill impairment	$—	$—	$5,307	$—
Intangible assets impairment	—	—	685	—
Property and equipment impairment	—	—	601	—
Employee severance and termination benefits	—	1,142	501	1,890
Facilities related charges	—	—	465	—
Other restructuring charges	—	—	878	—

	$—	$1,142	$8,437	$1,890

Six Months Ended June 30, 2003

On February 4, 2003, the Company’s Chairman and Chief Executive Officer, John T. Baker, resigned and the Company engaged Regent Pacific Management Corporation to provide management services to the Company. On March 7, 2003, Regent Pacific resigned from the engagement and Jeffrey M. Cavins was elected President and Chief Executive Officer. These events are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. During and subsequent to Regent Pacific’s engagement, the Company undertook a strategic and operational analysis of its business and product lines. This analysis resulted in the development of a new strategic and operational plan, under which the Company will restructure itself to focus on its core competencies in digital media services and on core strategic customers and markets for its enterprise communications services. A revised corporate forecast was developed in connection with this plan. The revised forecast also considered that the Company had learned that revenue from a significant customer in its Media Restoration Services segment would be less than originally anticipated. Utilizing the revised forecast, the Company performed a reassessment of the carrying value of all of its assets, both tangible and intangible. The revised forecast demonstrated that certain tangible and intangible assets and goodwill related to its media restoration services and enterprise communications services businesses were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over their estimated useful lives. The fair values of each of these assets were estimated using primarily a discounted cash flow method. The estimated fair values of each of the assets were then compared to their carrying values to measure the impairments. As a result of this analysis, the Company recorded impairment charges for goodwill, intangible assets, and property and equipment related to its enterprise communication services and media restoration services businesses of $5.3 million, $685,000, and $601,000, respectively.

In addition to the impairment charges above, the Company recorded severance and termination benefits of $204,000 associated with a reduction in force announced on March 14, 2003 of approximately 35% of its consolidated staffing. In addition, the Company recorded $297,000 of severance and termination benefits with respect to certain changes in senior management in the first quarter of 2003. The Company incurred costs of approximately $465,000 related to the termination or renegotiation of certain facilities leases in connection with its facilities consolidation. The other restructuring charges of $878,000 represent fees and costs paid to Regent Pacific Management Corporation with respect to interim management services provided to the Company in connection with its management and operational restructuring.

In March 2003, the Company reduced by approximately half the space it occupies for its principal operating facility on Rainier Avenue, Seattle, Washington from a base rent of approximately $108,000 per month with a term expiring on November 30, 2005 to a base rent of approximately $33,000 per month for the remainder of the term which was shortened to June 30, 2003. The Company exercised its option to extend the term for a 3-month period at a base rent of $100,000 and pre-paid utility expenses of $60,000, and has the option of extending the term for an additional 3-month period, under the same terms. As consideration for the reduction of space and lease term, the Company allowed its landlord to retain its security deposit in the amount of $218,500 and made cash payments of $276,000.

In April, 2003, the Company entered into a lease termination agreement with the landlord of its unoccupied facility on Fourth Avenue, Seattle, Washington. Under the terms of the agreement, the Company paid a lease termination fee of $200,000. As a result, all of the Company’s obligations under the lease were terminated effective April 30, 2003. In accordance with EITF 94-3 the lease termination fee was included in accrued special charges at December 31, 2002. The Company had been paying approximately $29,000 per month under this lease.

In May, 2003, the Company entered into a lease termination agreement with the landlord of its unoccupied facility in Ardsley, New York. Under the terms of the agreement, the Company paid a lease termination fee of approximately $114,000 which included its security deposit of $29,000. As a result, all of the Company’s obligations under the lease were terminated effective May 19, 2003. In accordance with EITF 94-3, the lease termination fee was included in accrued special charges at December 31, 2002. The Company had been paying approximately $19,000 per month under this lease.

Six Months Ended June 30, 2002

The Company recorded special charges totaling $748,000 and $1.1 million in the three and six months ended June 30, 2002, respectively. These special charges were for severance and related termination benefits.

The following table summarizes the activity in accrued special charges during the six months ended June 30, 2003 (in thousands):

	December 31,	Additional		June 30,
	2002	Accruals	Payments	2003

Employee severance	$104	$501	$(514)	$91
Facilities related charges	2,799	465	(1,810)	1,454
Other restructuring charges	—	878	(878)	—

Total	$2,903	$1,844	$(3,202)	$1,545

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

Options	8,050
Warrants	295

8,345

The Company had 603 and 1,812 shares outstanding that were subject to repurchase at June 30, 2003 and 2002, respectively. The impact of these unvested but exercised options has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted net loss per share.

The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	Three-months ended June 30,		Six-months ended June 30,

	2003	2002	2003	2002

Weighted average shares outstanding	45,932	40,255	46,216	40,375
Weighted average shares subject to repurchase	(1)	(26)	(1)	(45)

Weighted average shares outstanding — basic and diluted earnings per share	45,931	40,229	46,215	40,330

5. LINE OF CREDIT

In June, 2003, the Company entered into a revolving credit facility (the “2003 Revolving Facility”) with a bank under which it may borrow up to $2.5 million based on a certain percentage of eligible accounts receivable. The 2003 Revolving Facility expires in June, 2004 and is collateralized by substantially all of the Company’s assets. The initial advance was for $2.5 million on June 30, 2003 and bears interest at the greater of the prime rate plus 1.5% (5.5% at June 30, 2003) or 5%. Subsequent borrowings bear interest at the greater of the prime rate plus 1.75% (5.75% at June 30, 2003) or 5.75%. The Company also issued a warrant to the lender to purchase 45,700 shares of its common stock at $0.89 per share. The warrant expires on June 27, 2010. In addition, the Company is required to establish a lockbox account with the lender to which all payments from customers will be deposited. The lender will apply such deposits to the outstanding borrowings and transfer any excess funds to the Company’s operating bank account. Fees for the lockbox arrangement are 0.35% of the average daily outstanding principal balance. On June 30, 2003, outstanding borrowings under the 2003

Revolving Facility were $2.5 million. The Company repaid the balance in full in July, 2003. The Company intends to utilize borrowings under the 2003 Revolving Facility for working capital and general corporate purposes.

6. SEGMENT INFORMATION

The Company operates in two business segments, Digital Media Services and Media Restoration Services. The following information summarizes the Company’s segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues
Digital Media Services	$2,499	$2,352	$5,159	$4,850
Media Restoration Services	404	865	1,054	1,627

	$2,903	$3,217	$6,213	$6,477

Gross Profit
Digital Media Services	$1,246	$(846)	$1,866	$(1,178)
Media Restoration Services	(21)	431	128	778

	$1,225	$(415)	$1,994	$(400)

Net Loss
Digital Media Services	$(1,727)	$(8,195)	$(14,076)	$(15,790)
Media Restoration Services	(335)	(84)	(1,044)	(127)

	$(2,062)	$(8,279)	$(15,120)	$(15,917)

Total Assets
Digital Media Services	$15,213	$60,432	$15,213	$60,432
Media Restoration Services	1,571	2,463	1,571	2,463

	$16,784	$62,895	$16,784	$62,895

During the three and six months ended June 30, 2003 and 2002, the Company had sales to certain significant customers, as a percentage of revenues, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Customer A	9%	14%	11%	13%
Customer B	6%	15%	7%	10%

	15%	29%	18%	23%

Revenue from Customer A was derived primarily from the Media Restoration Services segment and revenue from Customer B was derived primarily from the Digital Media Services segment.

7. CONTINGENCIES

Between July 26, 2001 and August 30, 2001, four substantially similar class action complaints were filed in the Untied States District Court for the Southern District of New York against the Company and certain of its former officers and directors, as well as against certain underwriters who handled its March 15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased the Company’s common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by the Company’s underwriters in connection with its initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the initial public offering. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. The individual defendants and the Company have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently, all claims against the former officers have been withdrawn without prejudice. The Company, along with the many other issuer defendants, moved to dismiss the claims in the complaint. By decision dated February 19, 2003 the court denied the Company’s motion. The Company has approved a settlement proposal made by the plaintiffs. As a result, all of plaintiffs’ claims against the

Company will be dismissed with prejudice. The settlement proposal has yet to be approved by the other defendants and an estimate of the likelihood or range of possible loss for this matter cannot be made at this time.

     On or about January 8, 2003 a company known as Dominion Venture Finance, L.L.C. commenced an action against the Company and “John Doe” defendants in the Superior Court of the State of California, County of San Francisco. In its complaint, plaintiff alleged that pursuant to a loan and security agreement and a master lease agreement (the “Agreements”) (the liabilities for which agreement, plaintiff alleged, were acquired by the Company when the Company merged with an entity known as DiscoverMusic.com, Inc.) the Company failed to make certain required payments to plaintiff. On August 5, 2003, the Company agreed to settle all claims under the suit for a cash payment of approximately $228,000, which represented the outstanding principal and interest under the Agreements.

     On February 3, 2003, the Company entered into an agreement (“Agreement”) with Regent Pacific Management Corporation (“Regent Pacific”) pursuant to which Regent Pacific would provide management services to the Company. The Agreement was for a term of 26 weeks with an option to renegotiate certain terms of the Agreement after 13 weeks, and was terminable by either party under certain circumstances. Under the Agreement, the Company paid certain fees to Regent Pacific. In addition, Regent Pacific was to receive stock options to purchase up to 4,000,000 shares of the Company’s common stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. On March 7, 2003, Regent Pacific resigned from the engagement. On July 25, 2003, Regent Pacific filed suit against the Company for breach of the Agreement. In this complaint, Regent Pacific is seeking unspecified damages and specific performance of the Company’s alleged obligation to grant the stock options due them under the contract. The Company believes that it has meritorious defenses to the claims made in the suit, intends to defend vigorously this suit, and intends to bring certain counterclaims against Regent Pacific. An estimate of the range of possible loss for this matter can not be made at this time.

     In April 2003, the landlord of one of the Company’s unoccupied facilities filed suit against the Company for breach of its lease and is seeking an unspecified amount of damages. The Company believes that it has meritorious defenses to the claims made in the suit and intends to vigorously defend this suit and may also bring certain counterclaims against the landlord. An estimate of the range of possible losses for this matter can not be made at this time.

     The Company becomes involved from time to time in various other claims and lawsuits incidental to the ordinary course of its operations, including such matters as contract and lease disputes and complaints alleging employment discrimination. The Company believes that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon its business or financial condition, cash flows, or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made under the safe harbor provisions thereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of terms like these or other comparable terminology. These forward-looking statements are only predictions and actual events or results may differ materially from those projected. Specific factors that could cause actual results to differ materially from those projected include, but are not limited to, uncertainties related to our early stage; uncertainties related to the effectiveness of our technology and development of our products and services; dependence on and management of existing and future corporate relationships; dependence on licensed content and technology; dependence on proprietary technology and uncertainty of patent protection; management of growth; history of operating losses; future capital needs and uncertainty of additional funding; dependence on key personnel; competition; existing governmental regulations and changes in, or the failure to comply with, government regulations, and other risks detailed below, including the Risk Factors set for the below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those included from time to time in the Company’s other reports filed with the SEC and press releases, copies of which are available from the Company upon request. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to publicly release any revisions of the forward-looking statements contained herein to reflect events or circumstances after the date hereof. Readers are cautioned not to place undue reliance on these forward-looking statements, as our business and financial performance are subject to substantial risks and uncertainties.

Results of Operations

Three Months Ended June 30, 2003 and 2002

     Revenues. Revenues totaled $2.9 million and $3.2 for the second quarter of 2003 and 2002, respectively.

Revenue from our digital media services segment increased slightly in the second quarter of 2003 to $2.5 million from $2.4 million in the second quarter of 2002. This increase is due primarily to an increase in the volume of encoding and other fulfillment services in the second quarter of 2003 compared to the prior year, offset partially by decreases in webcasting services.

Media restoration revenues totaled $404,000 in the second quarter of 2003 compared to $865,000 in the second quarter of 2002. This decrease was primarily the result of decreased customer spending on discretionary projects due to current economic conditions.

     Cost of Revenues. Cost of revenues decreased to $1.7 million for the second quarter of 2003 from $3.6 million for the second quarter of 2002. Cost of revenues include the cost of production, including personnel, an allocated portion of facilities and equipment, and other supporting functions related to the delivery of digital media services and applications and media restoration services. Excluding depreciation, cost of revenues decreased to $1.4 million for the second quarter of 2003 from $2.8 million for the second quarter of 2002. This decrease is due primarily to cost reduction initiatives implemented in the second half of 2002 and the first quarter of 2003. Accordingly, we anticipate that cost of revenues for the second half of 2003 will continue to be lower than 2002.

Depreciation included in cost of revenues decreased to approximately $240,000 in the second quarter of 2003 from $812,000 in the second quarter of 2002. This decrease is due primarily to impairment charges recorded in the fourth quarter of 2002 and the first quarter of 2003 for certain assets of our digital media services and media restoration services segments. These charges decreased the cost basis of the assets, resulting in lower depreciation charges.

     Research and Development. Research and development expenses totaled $392,000 and $974,000 in the second quarter of 2003 and 2002, respectively. This decrease is due primarily to the reduction in the number of development personnel as a result of the corporate restructurings. Research and development expenses include labor and other related costs of the continued support of our digital media offerings, the recently announced Quick Clips media player application, and enhanced webcasting offerings, including the recently announced Loudeye Express and the development of internal operational solutions necessary to fully integrate previous acquisitions.

We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructurings and a sharper focus on opportunities which we believe will result in near term results, development headcount was significantly reduced in 2003 as compared to 2002 and, as a result, research and development expenses declined in 2003 as compared to 2002. We expect research and development expenses to remain relatively stable in the foreseeable future. Accordingly, research and development expenses for the remainder of 2003 should continue to be lower than 2002.

     Sales and Marketing. Sales and marketing expenses totaled $835,000 and $2.2 million in the second quarter of 2003 and 2002, respectively. Sales and marketing expenses consist primarily of salaries, commissions, product branding costs, advertising, trade show expenses, and cost of marketing collateral. The decrease in sales and marketing expenses was primarily due to the decreased personnel subsequent to our reductions in force in the second half of 2002 and first quarter of 2003, as well as a lower level of marketing activity in 2003. Accordingly, we anticipate that sales and marketing expenses for the second half of 2003 will continue to be lower than 2002.

     General and Administrative. General and administrative expenses decreased to $1.7 million for the second quarter of 2003 from $2.8 million for the second quarter of 2002. This decrease was due primarily to the decrease in personnel subsequent to our reductions in force in the second half of 2002 and first quarter of 2003 and related cost reduction initiatives. Accordingly, we anticipate that general and administrative expenses for the second half of 2003 will continue to be lower than 2002. General and administrative expenses consist primarily of rent, facilities and information technology charges, salaries, legal expenses, investor relations costs, and other costs associated with being a public company.

     Amortization of Intangible and Other Assets. Amortization of intangibles and other assets totaled $260,000 and $713,000 for the second quarter of 2003 and 2002, respectively, and includes amortization of identified intangible assets related to past acquisitions. The decrease was due primarily to the impairment charges recorded in the fourth quarter of 2002 and first quarter of 2003, which resulted in lower amortization charges during the second quarter of 2003.

     Stock-Based Compensation. Stock-based compensation charges for the second quarter 2003 were $195,000, consisting of the amortization of deferred stock compensation of $44,000, stock granted to former employees for severance and termination benefits of $30,000, and options granted to a member of our board of directors for consulting services for $121,000. For the second quarter of 2002, stock compensation was $102,000, consisting primarily of the amortization of deferred stock compensation. The balance of deferred stock compensation was $44,000 at June 30, 2003 and will be fully amortized in the third quarter of 2003.

     Special Charges. We recorded special charges in the second quarter of 2002 associated with a reduction in force in June of 2002 of approximately 37% of consolidated staffing. The special charge of $1.1 million was for severance and related termination benefits. There were no such charges in the second quarter of 2003.

     Interest Income. Interest income totaled $101,000 and $309,000 in the second quarter of 2003 and 2002, respectively. The decrease was due primarily to the lower average cash and investment balances in 2003 resulting from the voluntary repayment of our credit facility in the third quarter of 2002, utilization of cash to fund operations, and lower interest rates in 2003. We expect that our interest income will decrease in the future as our cash and investment balances are used to fund our operations.

     Interest Expense. Interest expense consists of interest expense related to our debt instruments, including capital lease obligations. Interest expense totaled $48,000 and $235,000 in the second quarter of 2003 and 2002, respectively. The decrease was due primarily to lower average debt balances in 2003 due to the voluntary repayment of our credit facility in the third quarter of 2002 and lower interest rates in 2003.

     Other Income. Other income for the second quarter of 2003 consisted of gains on sales of excess equipment. There were no such transactions in the second quarter of 2002.

Six Months Ended June 30, 2003 and 2002

     Revenues. Revenues totaled $6.2 million $6.5 million for the first six months of 2003 and 2002, respectively.

We recorded approximately $5.2 million of revenue from our digital media services segment in the first six months of 2003 compared to $4.9 million in the first six months of 2002. This increase is due primarily to an increase in the volume of encoding and other fulfillment services in the first half of 2003 compared to the prior year, offset partially by decreases in webcasting services.

Media restoration revenues totaled $1.1 million in the first six months of 2003 compared to $1.6 million in the first six months of 2002. This decrease was primarily the result of decreased spending by our customers on discretionary projects due to current economic conditions.

     Cost of Revenues. Cost of revenues decreased to $1.7 million for the first six months of 2003 from $3.6 million for the first six months of 2002. Cost of revenues include the cost of production including personnel, an allocated portion of facilities and equipment and other supporting functions related to the delivery of digital media services and applications, and media restoration services. Excluding depreciation, cost of revenues decreased to $3.8 million for the first six months of 2003 from $5.2 million for the first six months of 2002. This decrease is due primarily to cost reduction initiatives implemented in the second half of 2002 and the first quarter of 2003. Accordingly, we anticipate that cost of revenues for the second half of 2003 will continue to be lower than 2002.

Depreciation included in cost of revenues decreased to approximately $456,000 in the first six of 2003 from $1.6 million in the first six months of 2002. This decrease is due primarily to impairment charges recorded in the fourth quarter of 2002 and first quarter of 2003 for certain assets of our Digital Media Services and Media Restoration Services segments. These charges decreased the cost basis of the assets, resulting in lower depreciation charges.

     Research and Development. Research and development expenses totaled $969,000 and $2.3 million in the first six months of 2003 and 2002, respectively. This decrease is due primarily to the reduction in the number of development personnel as a result of the corporate restructurings. Research and development expenses include labor and other related costs of the continued support of our digital media offerings, the recently announced Quick Clips media player application, enhanced webcasting offerings, including the recently announced Loudeye Express, and the development of internal operational solutions necessary to fully integrate previous acquisitions.

We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructurings and a sharper focus on opportunities which we believe will result in near term results, development headcount was reduced significantly in 2003 as compared to 2002 and, as a result, research and development expenses declined in 2003 as compared to 2002. We expect research and development expenses to remain relatively stable in the foreseeable future. Accordingly, research and development expenses for the remainder of 2003 should continue to be lower than 2002.

     Sales and Marketing. Sales and marketing expenses totaled $2.4 million and $4.5 million in the first six months of 2003 and 2002, respectively. Sales and marketing expenses consist primarily of salaries, commissions, product branding costs, advertising, trade show expenses, and cost of marketing collateral. The decrease in sales and marketing expenses was primarily due to the decreased personnel subsequent to our reductions in force in the second quarter of 2002 and first quarter of 2003, as well as a lower level of marketing activity in 2003. Accordingly, we anticipate that sales and marketing expenses for the second half of 2003 will continue to be lower than 2002.

     General and Administrative. General and administrative expenses decreased to $4.5 million for the first six months of 2003 from $6.2 million for the first six months of 2002. This decrease was due primarily to the decrease in personnel subsequent to our reductions in force in the second half of 2002 and first quarter of 2003, and related cost reduction initiatives. Accordingly, we anticipate that general and administrative expenses for the second half of 2003 will continue to be lower than 2002. General and administrative expenses consist primarily of rent, facilities and information technology charges, salaries, legal expenses, investor relations costs, and other costs associated with being a public company.

     Amortization of Intangible and Other Assets. Amortization of intangible and other assets totaled $786,000 and $1.4 million for the first six months of 2003 and 2002, respectively, and includes amortization of identified intangible assets related to past acquisitions. The decrease was due primarily to the impairment charges recorded in the fourth quarter of 2002 and first quarter of 2003, which resulted in lower amortization charges during the first six months of 2003.

     Stock-Based Compensation. Stock-based compensation charges for 2003 consisted of the amortization of deferred stock compensation, stock granted to former employees, and options granted to a member of our board of directors for consulting services. For the first six months of 2002, stock compensation was a credit of $554,000, resulting from reversals of previously recorded deferred stock compensation associated with the terminated employees in connection with our restructuring initiatives, offset partially by the amortization of deferred stock compensation. The balance of deferred stock compensation was $44,000 at June 30, 2003 and will be fully amortized in the third quarter of 2003.

     Special Charges. We have recorded special charges related to corporate restructurings, facilities consolidations and the impairment of assets in accordance with our long-lived asset policy. Following is a summary of special charges for the six months ended June 30, 2003 and 2002:

Six Months Ended June 30, 2003

On February 4, 2003, our Chairman and Chief Executive Officer, John T. Baker, resigned and we engaged Regent Pacific Management Corporation to provide management services. On March 7, 2003, Regent Pacific resigned from the engagement and Jeffrey M. Cavins was elected President and Chief Executive Officer. These events are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2002. During and subsequent to Regent Pacific’s engagement, we undertook a strategic and operational analysis of our business and product lines. This analysis resulted in the development of a new strategic and operational plan, under which we restructured our business to focus on our core competencies in digital media services and on core strategic customers and markets for our enterprise communications services. We developed a revised corporate forecast in connection with this plan. The revised forecast also considered that we had learned that revenue from a significant customer in our Media Restoration Services segment would be less than originally anticipated. Utilizing the revised forecast, we performed a reassessment of the carrying value of all of our assets, both tangible and intangible. The revised forecast demonstrated that certain tangible and intangible assets and goodwill related to our media restoration services and enterprise communications services businesses were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over their estimated useful lives. The fair values of each of these assets were estimated using primarily a discounted cash flow method. The estimated fair values of each of the assets were then compared to their carrying values to measure the impairments. As a result of this analysis, we recorded impairment charges for goodwill, intangible assets, and property and equipment related to our enterprise communication services and media restoration services businesses of $5.3 million, $685,000, and $601,000, respectively.

In addition to the impairments above, we recorded severance and termination benefits of $204,000 associated with a reduction in force announced on March 14, 2003 of approximately 35% of our consolidated staffing. In addition, we recorded $297,000 of severance and termination benefits with respect to certain changes in senior management in the first quarter of 2003. We incurred costs of approximately $465,000 related to the termination or renegotiation of certain facilities leases in connection with our ongoing facilities consolidation. The other restructuring charges of $878,000 represent fees and costs paid to Regent Pacific Management Corporation with respect to interim management services provided to us in connection with our management and operational restructuring.

We will continue to review the carrying value of our long-lived assets for impairments. Future adverse developments in our business could result in additional impairments.

The following table summarizes the activity in accrued special charges during the six months ended June 30, 2003 (in thousands):

	December 31,	Additional		June 30,
	2002	Accruals	Payments	2003

Employee severance	$104	$501	$(514)	$91
Facilities related charges	2,799	465	(1,810)	1,454
Other restructuring charges	—	878	(878)	—

Total	$2,903	$1,844	$(3,202)	$1,545

Six months ended June 30, 2002

We recorded special charges in the six months ended June 30, 2002 associated with reductions in force of approximately 40% of our consolidated staffing together in March and June, 2002. The special charge of $1.9 million was for severance and related termination benefits.

     Interest Income. Interest income totaled $187,000 and $642,000 in the first six months of 2003 and 2002, respectively. The decrease was due primarily to the lower average cash and investment balances in 2003 resulting from the voluntary repayment of our credit facility in the third quarter of 2002, utilization of cash to fund operations, and lower interest rates in 2003. We expect that our interest income will decrease in the future as our cash and investment balances are used to fund our operations.

     Interest Expense. Interest expense consists of interest expense related to our debt instruments, including capital lease obligations. Interest expense totaled $97,000 and $452,000 in the first six months of 2003 and 2002, respectively. The decrease was due primarily to lower average debt balances in 2003 due to the voluntary repayment of our credit facility in the third quarter of 2002 and lower interest rates in 2003.

     Other Income. Other income for the first six months of 2003 consisted of gains on sales of excess equipment. There were no such transactions in the first six months of 2002.

Liquidity and Capital Resources

As of June 30, 2003, we had approximately $10.4 million of cash, cash equivalents, short-term investments, and restricted investments. Of these funds, $1.2 million is held in investment accounts that serve as collateral for standby letters of credit for certain of our capital lease and other obligations.

Net cash used in operating activities was $5.9 million and $13.9 million for the six months ended June 30, 2003 and 2002, respectively. For 2003, cash used in operating activities resulted primarily from a net loss of $15.1 million partially offset by non-cash charges for depreciation, amortization, special charges, and stock-based compensation expense aggregating $8.4 million and other working capital changes totaling $800,000. For 2002, cash used in operating activities resulted primarily from a net loss of $15.9 million, and working capital and other changes totaling $900,000, partially offset by non-cash charges totaling $2.9 million related to stock-based compensation, depreciation and amortization.

Net cash provided by investing activities was $7.0 million in the first six months of 2003, consisting principally of the proceeds from sales of short-term investments of $5.8 million and payments received on notes receivable from related parties of $1.1 million. For the first six months of 2002, net cash used in investing activities of $9.2 million was primarily related to purchases of property and equipment of $1.2 million, net purchases of short-term investments of $7.0 million, and loans made to related parties of $771,000.

Net cash provided by financing activities was $2.1 million for the first six months of 2003, consisting primarily of proceeds from the 2003 Revolving Facility described below. Cash used in financing activities was $773,000 for the first six months of 2002, consisting primarily of payments of our long-term debt and capital lease obligations.

As discussed in Note 5 to the consolidated financial statements, in June, 2003, we entered into a revolving credit facility (the “2003 Revolving Facility”) with a bank under which we may borrow up to $2.5 million based on a certain percentage of eligible accounts receivable. The 2003 Revolving Facility expires on June, 2004 and is collateralized by substantially all of the our assets. The initial advance was for $2.5 million on June 30, 2003 and bears interest at the greater of the prime rate plus 1.5% (5.5% at June 30, 2003) or 5%. Subsequent borrowings bear interest at the greater of the prime rate plus 1.75% (5.75% at June 30, 2003) or 5.75%. We also issued a warrant to the lender to purchase 45,700 shares of our common stock at $0.89 per share. The warrant expires on June 27, 2010. On June 30, 2003, outstanding borrowings under the 2003 Revolving Facility were $2.5 million. In July, 2003, we repaid the balance in full. We intend to utilize borrowings from the 2003 Revolving Facility for working capital and general corporate purposes.

As of June 30, 2003, our principal commitments consisted of obligations outstanding under the 2003 Revolving Facility and operating and capital leases. We have other credit facilities and leasing arrangements that, in general, may not be prepaid without penalty. Total principal amounts outstanding under these arrangements were $1.2 million at June 30, 2003. These instruments bear interest ranging from approximately 6.9% to 9.7% and mature at various times through 2005. Letters of credit of approximately $576,000 collateralize certain of these capital lease obligations and we have $576,000 of short-term investments that are utilized as collateral for these letters of credit. These short-term investments have been classified as restricted investments on the accompanying balance sheets. In addition, we have notes payable aggregating approximately $1.1 million with respect to our acquisition of Streampipe in November, 2002. The notes bear interest at 5% and mature in January, 2004, as described below.

Contractual Obligations and Commercial Commitments

     The following table provides aggregated information about our contractual obligations as of June 30, 2003.

	Payments Due by Period

		Less
		than			After
	Total	1 year	1-3 years	4-5 years	5 years

Line of credit	$2,500	$2,500	$—	$—	$—
Capital lease obligations (1)	899	512	387	—	—
Operating leases	7,969	2,196	2,363	953	2,457
Other obligations	488	488	—	—	—
Accrued acquisition consideration (2)	1,059	1,059	—	—	—

Total contractual obligations	$12,915	$6,755	$2,750	$953	$2,457

(1)	Capital lease obligations represent the total minimum future obligations, including interest.

(2)	Accrued acquisition consideration represents promissory notes related to the acquisition of Streampipe. The notes contain an equity redemption option pursuant to which we may, at our option, subject to certain conditions including the continued listing of our common stock on a principal securities exchange (excluding the over-the-counter market), satisfy our obligation under the notes by issuing additional shares of common stock.

In July, 2003, we repaid in full the $2.5 million outstanding under our line of credit. We anticipate that we may make additional borrowings and repayments in the future for working capital and other general corporate purposes. We do not have significant capital spending plans for 2003.

Of the $2.2 million in operating leases due in less than one year, approximately $1.1 million relates to a facility which we no longer occupy and $0.4 million relates to a new facility for our media restoration services operations. We are presently negotiating lease termination or reduction agreements for these leases that we believe will result in a substantial reduction to future obligations under these leases, although we may have to make up-front cash payments to do so and we may not be successful in our negotiations. At June 30, 2003, accrued special charges includes amounts accrued for rent obligations which meet the criteria for accrual under FAS 146.

In March 2003, we reduced by approximately half the space we occupy for our principal operating facility on Rainier Avenue, Seattle, Washington from a base rent of approximately $108,000 per month with a term expiring on November 30, 2005 to a base rent of approximately $33,000 per month for the remainder of the term which was shortened to June 30, 2003. We exercised an option to extend the term for a 3-month period at a base rent of $100,000 and pre-paid utility expenses of $60,000 and we have an option to extend the term for an additional three months under the same terms. As consideration for the reduction of space and lease term, we have allowed our landlord to retain our security deposit in the amount of $218,500 and made cash payments of $276,000.

In April 2003, we entered into a lease termination agreement with the landlord of our unoccupied facility on Fourth Avenue, Seattle, Washington. Under the terms of the agreement, we paid a lease termination fee of $200,000. As a result, all of our obligations under the lease were terminated effective April 30, 2003. In accordance with EITF 94-3, the lease termination fee was included in accrued special charges at December 31, 2002. We had been paying approximately $29,000 per month under this lease.

In May 2003, we entered into a lease termination agreement with the landlord of our unoccupied facility in Ardsley, New York. Under the terms of the agreement, we paid a lease termination fee of approximately $114,000, which included our security deposit of $29,000. As a result, all of our obligations under the lease were terminated effective May 19, 2003. In accordance with EITF 94-3, the lease termination fee was included in accrued special charges at December 31, 2002. We had been paying approximately $19,000 per month under this lease.

     We believe that our that our existing cash, cash equivalents, and short-term investments, combined with funding available from our line of credit, will be sufficient to fund our operations and meet our working capital and capital expenditure requirements for the next year. However, if revenue and cash receipts do not meet our expectations, we may find it necessary to secure additional financing, sell assets or reduce expenditures further. In the event additional financing is required, we may not be able to obtain such financing on acceptable terms, or at all. In addition, we may choose to secure additional sources of capital to enhance our financial position and better position ourselves to take advantage of current and future business opportunities.

Going Concern

     The accompanying consolidated financial statements have been prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since inception, have an accumulated deficit, and have experienced negative cash flows from operations since our inception and the expansion and development of our business may require additional capital. As a result of these issues, our independent accountants included an explanatory paragraph in their opinion on our audited consolidated financial statements for the year ended December 31, 2002 raising substantial doubt about our ability to continue as a going concern.

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

Recent Developments

     In January 2003, we engaged Regent Pacific Management Corporation (“Regent Pacific”) to provide certain management consulting and advisory services. This agreement contemplated the payment to Regent Pacific of $200,000 for a two month consulting engagement.

     On February 3, 2003, our former Chairman and Chief Executive Officer, John T. Baker IV, resigned. Simultaneous with Mr. Baker’s resignation, we entered into a new agreement with Regent Pacific, expanding its role. Pursuant to the Regent Pacific agreement, we agreed to pay Regent Pacific $60,000 per week, and four weeks of payments in advance. This agreement provided for a minimum term of six months, with a review and restructuring of fees after three months. The agreement also provided for the issuance to Regent Pacific of stock options to purchase up to 4,000,000 shares of our common stock, based upon length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. The agreement was terminable by either party under certain circumstances. In connection with that agreement, we appointed Philip J. Gioia, a principal of Regent Pacific, to serve as our President and Chief Executive Officer and agreed to have selected Regent Pacific principals, including Mr. Gioia, serve as part of our executive management team. Additionally, Mr. Gary J. Sbona, the chairman and Chief Executive Officer of Regent Pacific, was elected to our board of directors and Charles P. Waite, Jr., a member of our board of directors and a partner of OVP Venture Partners, was elected as Chairman.

     On March 7, 2003, Regent Pacific resigned from the engagement, and the involvement of Regent Pacific principals as part of our executive management team concluded. As a result, Mr. Gioia resigned as President and Chief Executive Officer, and Mr. Sbona resigned from his seat on our board of directors. On March 11, 2003, the our board of directors appointed Jeffrey M. Cavins, who had been the Senior Vice President of Sales, as our President and Chief Executive Officer, and elected him to our board of directors. Our board of directors appointed Anthony J. Bay, a three-year member of the board, as chairman of the board, replacing Mr. Waite, who resigned. We entered into an employment agreement dated as of April 1, 2003 with Mr. Cavins. The agreement provides for a base salary of $250,000 and the granting of options to purchase 1,500,000 shares of our common stock. The agreement also provides for the opportunity to receive bonuses based upon the Company’s achievement of certain performance criteria in the event of a sale of all of our stock or all or substantially all of our assets.

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

     We entered into an employment agreement dated as of April 1, 2003 with Michael S. Dougherty, our Vice President of Business Development. The agreement provides for a base salary of $150,000 and the granting of options to purchase 250,000 shares of our common stock. The agreement also provides for the opportunity to receive bonuses based upon the achievement of certain performance criteria by the company and in the event of a sale of all of our stock or all or substantially all of our assets.

     We entered into an employment agreement dated as of June 16, 2003 with Michael R. Harburg, our Chief Technology Officer. The agreement provides for a base salary of $175,000 and the granting of options to purchase 80,000 shares of our common stock. The agreement also provides for the opportunity to receive bonuses based on the achievement of certain performance criteria by the Company and in the event of a sale of all of our stock or all or substantially all of our assets.

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

     From July 30, 2001 to July 3, 2003, our common stock failed to maintain a minimum closing bid price of $1.00 per share for at least 10 consecutive days, which caused our stock to fail to meet one of the minimum standards required by the Nasdaq SmallCap Market for continued listing as a Nasdaq SmallCap Market security. On June 27, 2003 we were notified by Nasdaq that we had not regained compliance with the minimum $1.00 closing bid price per share and that our stock would be delisted. On July 3, 2003, we requested a hearing which automatically stayed the delisting until a final determination was to be made. However, on July 18, 2003, our common stock maintained a minimum closing bid price of $1.00 per share for 10 consecutive days. As a result, on July 21, 2003 we received notification from Nasdaq that we had regained compliance with the minimum $1.00 closing bid price per share and that our stock would not be delisted.

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

     Management’s assessments of the impairment of property and equipment, intangible assets and goodwill are sensitive accounting estimates that could result in additional impairment charges in the near term. Factors that impact these estimates include, but are not limited to, possible changes in business plans, market price of our common stock and declining financial results. Net long-term assets subject to impairment review in the future totaled $2.6 million at June 30, 2003. We will continue to review the carrying value of our long-lived assets for impairments. Future adverse developments in our business may result in additional charges.

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

     Digital media services: We recognize encoding services revenues when the services have been rendered and we have no continuing involvement in the goods and services delivered, which is generally the date the finished media is shipped to our customer. Other revenues are generated from our music samples service business. We sell digital media applications in application service provider arrangements. We are required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer. Billings are made based upon quantity of content streamed, and revenue is recognized as the services are delivered. We recognize enterprise webcasting services revenues as services are rendered.

     Media restoration services: We recognize revenues as services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

RISK FACTORS

We have incurred losses and negative cash flows since inception and have an accumulated deficit at June 30, 2003, raising substantial doubt about our ability to continue as a going concern.

     Our consolidated financial statements have been prepared under the assumption that the we will continue to operate as a going concern. We have incurred losses from inception, have an accumulated deficit, and have experienced negative cash flows from operations since our inception. As a result of these issues, our independent accountants included an explanatory paragraph in their opinion on our audited consolidated financial statements for the year ended December 31, 2002 raising substantial doubt about our ability to continue as a going concern.

     We have restructured our operations, reduced our work force, renegotiated leases, and taken other actions to limit our expenditures. While we believe that our existing cash, cash equivalents, and short-term investments, combined with funding available from our line of credit, will be sufficient to fund our operations and meet our working capital and capital expenditure requirements for the next year, if revenue and cash receipts do not meet our expectations, we may find it necessary to secure additional financing, sell assets or reduce expenditures further. In the event additional financing is required, we may not be able to obtain such financing on acceptable terms, or at all.

     If we fail to generate positive cash flows or obtain additional capital when required, we could continue to modify, delay or abandon some or all of our business and expansion plans. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have a limited operating history, making it difficult for you to evaluate our business and your investment.

     Loudeye was formed as a limited liability company in August 1997 and incorporated in March 1998. We still have a very limited operating history upon which an investor may evaluate our operations and future prospects, as well as limited insight into trends that may emerge and affect our business. In addition, the revenue and income potential of our business and market are unproven. Because of the emerging nature of the industry, our executives have limited experience in it. As a young company operating in an emerging industry, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our potential for future profitability must be considered in light of these risks, uncertainties and difficulties.

Our quarterly financial results will continue to fluctuate making it difficult to forecast our operating results.

     Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

•	Variability in demand for our digital media and webcasting services and applications;

•	Market acceptance of our digital media and webcasting services and applications offered by us and our competitors;

•	Ability of our customers and ourselves to procure necessary intellectual property rights for digital media content;

•	Willingness of our customers to enter into longer-term volume digital media and applications service agreements and purchase orders in light of the economic and legal uncertainties related to their business models;

•	Governmental regulations affecting use of the Internet, including regulations concerning intellectual property rights and security measures; or

•	Competition from other companies entering our markets.

     Our limited operating history and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons and forecasts. Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of expected future revenues. These expenditure levels are, to a large extent, fixed in the short term and our sales cycle can be lengthy. Thus, we may not be able to adjust spending or generate new revenue sources in a timely manner to compensate for any shortfall in revenues and any significant shortfall in revenues relative to planned expenditures could have an immediate adverse effect on our business and results of operations. If our operating results fall below the expectations of securities analysts and investors in some future periods, our stock price could decline significantly.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan. If we raise additional capital, current stockholders may experience significant dilution.

     As of June 30, 2003, we had approximately $10.4 million in cash and cash equivalents, short-term investments, and restricted investments. Our existing cash, cash equivalents, short-term investments and restricted investments may not be sufficient to fund our operations and meet our working capital and capital expenditure requirements for the next year. Accordingly, if we are unable to fund operating and other expenses, working capital and capital expenditures from our operations, we may find it necessary to secure additional financing, sell assets or reduce expenditures further. In the event additional financing is required, we may not be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

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

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline.

     As of June 30, 2003, we had an accumulated deficit of $188.8 million. We have incurred net losses from inception, and we expect to continue to incur net losses for the foreseeable future.

     Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

•	Achieve broad customer adoption and acceptance of our products and services;

•	Successfully execute our digital media and webcasting services strategies;

•	Successfully integrate, leverage and expand our sales force;

•	Successfully scale our current operations;

•	Implement and execute our business and marketing strategies;

•	Address copyright issues that affect our business;

•	Develop and maintain strategic relationships to enhance our products and services;

•	Respond to competitive developments in the digital media infrastructure industry;

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

If we are unable to maintain compliance with NASDAQ’s continued listing requirements, our common stock could be delisted from the Nasdaq SmallCap Market.

     We may not be able to maintain compliance with all requirements for continued listing of our common stock on the Nasdaq SmallCap Market, including the minimum bid price requirement and minimum tangible assets or stockholders’ equity requirements. If we are unable to maintain compliance with Nasdaq requirements in the future, our stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders. Delisting may also make it more difficult for us to raise capital in the future. If our common stock is removed from the Nasdaq SmallCap Market, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. Additionally, our stock may then be subject to “penny stock” regulations.

Our success is dependent on the performance and retention of our executive officers and key employees.

     Our business and operations are substantially dependent on the performance of our executive officers and key employees who have worked together for only a relatively short period of time. We do not maintain “key person” life insurance on any of our executive officers. In addition, we have hired or named new employees in 2003 in key executive positions, including Jeffrey Cavins, our Chief Executive Officer. The loss of one or several key executives could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

Acquisitions we have made or may make could disrupt our business and harm our financial condition.

     We recently acquired TT Holding Corp., and have a limited operating history as a combined company and therefore limited experience in addressing emerging trends that may affect our combined business. The integration of this and any future acquisitions into our operations may place a significant strain on our employees, systems and other resources. If any acquisition fails to integrate well, our operations and financial position could be harmed.

     We expect to continue to evaluate the acquisition of businesses, technologies, services, or products that we believe are a strategic fit with our existing business. Acquisitions require integrating the business, personnel, technology and products of the acquired entity and may result in unforeseen operating difficulties and expenditures. In addition, acquisitions may absorb significant management attention that would otherwise be available for ongoing development of our business. The anticipated benefits of any acquisition may not be realized. Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities associated with the acquired business, or amortization expenses related to goodwill and other intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business, results of operations and financial condition.

We are dependent on the development and rate of adoption of digital media and the delay or failure of this development would seriously harm our business.

     We are dependent on the development and rate of adoption of digital media services and applications and the delay or failure of this development would seriously harm our business. The development of commercial services and applications for digital media content is in its relatively early stages. If the Internet does not become established as an effective medium for the distribution of digital media content to consumers or if businesses predicated on the distribution of digital media content are not profitable or are unable to raise necessary operating capital, then we may not succeed in executing our business plan. Many factors could inhibit the growth of the distribution of digital media content, including concerns about the profitability of Internet-related businesses, uncertainty about intellectual property rights associated with music and other digital media, bandwidth constraints, piracy and privacy.

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

We depend on a limited number of customers for a majority of our revenues so the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenues and operating results.

     A limited number of customers have accounted for a majority of our revenues and may continue to do so for the foreseeable future. During the year ended December 31, 2002, two of our customers accounted for 23% of our revenues and during the year ended December 31, 2001, one of our customers accounted for approximately 17% of our revenues. During each of the first six months of 2003 and 2002, one customer accounted for approximately 11% and 13% of our revenues. We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing and broadening our customer base, our business could be harmed.

Average selling prices of our products and services may decrease, which may harm our gross margins.

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

We may be liable or alleged to be liable to third parties for music, software, and other content that we encode, distribute, or make available on to our customers.

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

     Because we host, stream and Webcast audio and video content on or from our Web site and on other Web sites for customers and provide services related to digital media content, we face potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials we host. Claims of this nature have been brought, and sometimes successfully prosecuted, against content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage or any alleged liability could harm our business.

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

We cannot be certain that we will be able to protect our intellectual property, and we may be found to infringe on proprietary rights of others, which could harm our business.

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

A class action lawsuit has been filed against us which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business

Between July 26, 2001 and August 30, 2001, four substantially similar class action complaints were filed in the Untied States District Court for the Southern District of New York against us and certain of its former officers and directors, as well as against certain underwriters who handled our March 15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased our common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by our underwriters in connection with our initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. We and the individual defendants have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently, all claims against the former officers have been withdrawn without prejudice. We, along with the many other issuer defendants, moved to dismiss the claims in the complaint. By decision dated February 19, 2003 the court denied our motion. We have approved a settlement proposal made by the plaintiffs. As a result, all of plaintiffs’ claims against us will be dismissed with prejudice. The settlement proposal has yet to be approved by the other defendants and an estimate of the likelihood or range of possible loss for this matter cannot be made at this time. In addition, the costs to us of defending any litigation or other proceeding, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of any litigation or other proceedings could harm our ability to compete in the marketplace. In addition, because class action litigation has often been brought against companies following periods of volatility in their stock prices, we could become involved in additional litigation

We rely on strategic relationships to promote our services and for access to licensed technology; if we fail to maintain or enhance these relationships, our ability to serve our customers and develop new services and applications could be harmed.

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

Our music content licenses could result in operational complexity that may divert resources or make our business more expensive to conduct.

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

Competition may decrease our market share, revenues, and gross margins.

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

Our industry is experiencing consolidation that may intensify competition.

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

If we fail to enhance our existing services and applications products or develop and introduce new digital media services, applications and features in a timely manner to meet changing customer requirements and emerging industry trends or standards, our ability to grow our business will suffer.

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

Our business will suffer if our systems fail or our operations facilities become unavailable.

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

Because our principal stockholders and management may have the ability to control a significant percentage of stockholder votes , the premium over market price that an acquiror might otherwise pay may be reduced and any merger or takeover may be prevented or delayed.

     Our officers and directors beneficially own or control the voting of approximately 14% of our outstanding common stock. As result, these stockholders, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including:

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

Government regulation could adversely affect our business prospects.

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

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We provide Internet media infrastructure services and applications. Our financial results could be affected by factors such as changes in interest rates and fluctuations in the stock market. As substantially all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our risks. Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our invested cash balances of 10.4 million at June 30, 2003, a one percent change in interest rates would cause a change in interest income of $104,000 per year. Due to the limited duration of our short-term investments and their investment grade level, we anticipate no material market risk exposure. In addition, our 2003 Revolving Facility has a term of one year and bears interest based on the prime rate. We repaid the balance in full in July, 2003, but we may borrow some or all of the amount available under the line of credit in the future. Based on the $2.5 million balance outstanding at June 30, 2003, a one percent increase in the prime rate would increase our interest expense by $25,000 per year.

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

     Based upon their evaluation as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

     There have been no significant changes in our internal during the period covered by this report.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Between July 26, 2001 and August 30, 2001, four substantially similar class action complaints were filed in the Untied States District Court for the Southern District of New York against us and certain of our former officers and directors, as well as against certain underwriters who handled our March 15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased our common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by our underwriters in connection with our initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. We and the individual defendants have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently, all claims against the former officers have been withdrawn without prejudice. We, along with the many other issuer defendants, moved to dismiss the claims in the complaint. By decision dated February 19, 2003 the court denied our motion. We have approved a settlement proposal made by the plaintiffs. As a result, all of plaintiffs’ claims against us will be dismissed with prejudice. The settlement proposal has yet to be approved by the other defendants and an estimate of the likelihood or range of possible loss for this matter cannot be made at this time.

     On February 3, 2003, we entered into an agreement (“Agreement”) with Regent Pacific Management Corporation (“Regent Pacific”) pursuant to which Regent Pacific would provide management services. The Agreement was for a term of 26 weeks, with an option to renegotiate certain terms of the Agreement after 13 weeks, and was terminable by either party under certain circumstances. Under the Agreement, we paid certain fees to Regent Pacific. In addition, Regent Pacific was to receive stock options to purchase up to 4,000,000 shares of our common stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. On March 7, 2003, Regent Pacific resigned from the engagement. On July 25, 2003, Regent Pacific filed suit against us for breach of the Agreement. In this complaint, Regent Pacific is seeking unspecified damages and specific performance of our alleged obligation to grant the stock options due them under the contract. We believe that we have meritorious defenses to the claims made in the suit, intend to defend vigorously this suit, and intend to bring certain counterclaims against Regent Pacific. An estimate of the range of possible loss for this matter can not be made at this time.

     On or about January 8, 2003 a company known as Dominion Venture Finance, L.L.C. commenced an action against us and other defendants in the Superior Court of the State of California, County of San Francisco. In its complaint, plaintiff alleged that pursuant to a loan and security agreement and a master lease agreement (the “Agreements”) (the liabilities for which agreement, plaintiff alleged, were acquired by us when we merged with an entity known as DiscoverMusic.com, Inc.), we failed to make certain required payments to plaintiff. On August 5, 2003, we agreed to settle all claims under the suit for a cash payment of approximately $228,000, which represented the outstanding principal and interest under the Agreements.

     In April 2003, the landlord of one of our unoccupied facilities filed suit against us for breach of its lease and is seeking an unspecified amount of damages. We believe that we have meritorious defenses to the claims made in the suit and intend to vigorously defend this suit and may also bring certain counterclaims against the landlord.

     We become involved from time to time in various other claims and lawsuits incidental to the ordinary course of our operations, including such matters as contract and lease disputes and complaints alleging employment discrimination. We believe that it is likely that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon our business or financial condition, results of operations, or cash flows.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)	Recent Sales of Unregistered Securities

     As discussed in Note 5 to the consolidated financial statements, in June, 2003, we entered into a revolving credit facility with a bank. In connection with this transaction we issued a warrant to the lender to purchase 45,700 shares of our common stock at $0.89 per share. The warrant expires on June 27, 2010. The warrant was issued without registration under the Securities Act of 1933 (the “Act”) to an accredited investor in reliance on the exemption provided by Section 4(2) of the Act. An appropriate legend was placed on the warrant and will be placed on the shares issuable upon exercise of the warrant.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

2.1(1)	Agreement and Plan of Reorganization dated November 19, 1999 between Loudeye Corp. and Alive.com, Inc.

2.2(5)	Agreement and Plan of Merger among Loudeye.Corp., DiscoverMusic.com, Inc. and Santa Acquisition, Inc. dated January 30, 2001.

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of Loudeye Corp.

3.2(1)	Form of Amended and Restated Certificate of Incorporation of Loudeye Corp.

3.4(8)	Amended Bylaws of Loudeye Corp. dated January 18, 2002.

10.1(1)	Form of Indemnification Agreement between Loudeye Corp. and each of its officers and directors.

10.2(1)	1998 Stock Option Plan, as amended.

10.3(1)	Alive.com, Inc. 1998 Stock Option Plan.

10.4(1)	2000 Stock Option Plan.

10.5(1)	2000 Director Stock Option Plan.

10.6(1)	2000 Employee Stock Purchase Plan.

10.7(1)	Amended and Restated Investors’ Rights Agreement dated December 14, 1999 among Loudeye Corp. and certain former holders of our preferred stock.

10.8(1)	Agreement dated August 10, 1999 between Loudeye Corp. and Times Square Building L.L.C. for offices at Times Square Building, 414 Olive Way, Suite 300, Seattle, Washington.

10.9(1)	Lease Agreement dated September 1, 1998 between Loudeye Corp. and Martin Tobias for offices at 3406 E. Union Street, Seattle, Washington.

10.10(1)	Lease Agreement dated October 28, 1999 between Loudeye Corp. and Westlake Park Associates for offices at Centennial Building, 1904 Fourth Avenue, Seattle, Washington.

10.11(1)	Lease Agreement dated November 9, 1999 between Loudeye Corp. and Downtown Entertainment Associates, LP for offices at 1424 Second Street, Santa Monica, California.

10.12(1)	Loan and Security Agreement with Dominion Venture Finance L.L.C. dated June 15, 1999 between Loudeye Corp. and Dominion Venture Finance L.L.C.

10.16(1)	Services Agreement between Loudeye Corp. and Akamai Technologies, Inc. dated as of February 15, 2000.

10.17(2)	Amended and Restated Loan and Security Agreement between Imperial Bank and Loudeye Corp. dated May 17, 2000.

10.18(2)	Amended and Restated Services Agreement between Valley Media, Inc. and Loudeye Corp. dated April 2000.

10.20(2)	First Amendment of Office Lease Agreement dated April 3, 2000 between Times Square Building L.L.C. and Loudeye Corp.

10.21(2)	Second Amendment of Office Lease Agreement dated May 1, 2000 between Times Square Building L.L.C. and Loudeye Corp.

10.22(2)	Lease Agreement dated June 14, 2000 between Brown Bear Realty Corporation and Loudeye Corp.

10.23†(3)	Volume Purchase Order dated July 19, 2000 by and between MusicBank and Loudeye Corp.

10.25(4)	Underlease Agreement and Agreement to Lease dated December 21, 2000 between WCRS Limited and Loudeye Corp.

10.26†(4)	Encoding Services and Compact Disc Purchase Agreement between XM Satellite Radio, Inc., and Loudeye Corp., dated August 25, 2000.

10.27†(4)	First Addendum to Encoding Services and Compact Disc Purchase Agreement between XM Satellite Radio, Inc., and Loudeye Corp., dated October 10, 2000.

10.28(6)	2000 Employee Stock Option Plan as amended March 5, 2001.

10.29(6)	Offer Letter to Joel McConaughy dated March 14, 2001.

10.30(6)	Offer Letter to John Shaw dated April 4, 2001.

10.31(6)	Offer Letter to John Baker dated February 23, 2001.

10.32(5)	Registration Rights Agreement among Loudeye Corp. and the former stockholders of DiscoverMusic.

10.33(7)	Credit Agreement between US Bank National Association and Loudeye Corp., dated as of August 22, 2001.

10.34(7)	First Amendment to Credit Agreement between US Bank National Association and Loudeye Corp., dated as of October 25, 2001.

10.35(8)	Martin Tobias Credit Arrangement.

10.36(9)	Agreement and Plan of Reorganization with TT Holding Corp.

10.37(10)	Retainer Agreement with Regent Pacific Management Corporation.

10.38 (12)	Fifth Amendment and Assignment of Lease dated April 1, 2003 among 1130 Rainier, LLC, Activate.Net Corporation, and Loudeye Enterprise Communications, Inc. for offices at 1130 Rainier Avenue South, Seattle, Washington

10.39 (12)	Lease Termination Agreement dated April 28, 2003 between Westlake Park Associates and Loudeye Corp. with respect to offices at 1904 Fourth Avenue, Seattle, Washington.

10.40	Consulting Agreement dated April 1, 2003 between Anthony J. Bay and Loudeye Corp., filed herewith.

10.41	Employment Agreement dated April 1, 2003 between Jeffrey M. Cavins and Loudeye Corp., filed herewith.

10.42	Employment Agreement dated April 1, 2003 between Jerold J. Goade, Jr. and Loudeye Corp., filed herewith.

10.43	Employment Agreement dated April 1, 2003 between Michael S. Dougherty and Loudeye Corp., filed herewith.

10.44 (13)	Accounts Receivable Financing Agreement dated June 27, 2003 between Silicon Valley Bank and Loudeye Corp. and related modification agreement and warrant agreement

10.45	Offer letter dated June 16, 2003 between Michael R. Harburg and Loudeye Corp., filed herewith.

21.1(11)	Subsidiaries of Loudeye Corp.

31.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jerold J. Goade Jr., Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Jerold J. Goade Jr., Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested as to certain portions of this Exhibit.

(1)	Incorporated by reference to Loudeye Corp.’s registration statement on Form S-1 file number 333-93361.

(2)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending June 30, 2000.

(3)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending September 30, 2000.

(4)	Incorporated by reference to Loudeye Corp.’s Form 10-K, for the period ending December 31, 2000.

(5)	Incorporated by reference to Loudeye Corp.’s Report on Form 8-K dated March 13, 2001.

(6)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending March 31, 2001.

(7)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending September 30, 2001.

(8)	Incorporated by reference to Loudeye Corp.’s Form 10-K for the period ended December 31, 2001.

(9)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated November 19, 2002

(10)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated February 3, 2003

(11)	Incorporated by reference to Loudeye Corp.’s Form 10-K dated April 15, 2003.

(12)	Incorporated by reference to Loudeye Corp.’s Form 10-Q dated May 20, 2003

(13)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated July 15, 2003.

(b)	Reports on Form 8-K

none

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, August 8, 2003

LOUDEYE CORP.

BY:	/s/ JEFFREY M. CAVINS

Jeffrey M. Cavins President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JEROLD J. GOADE, JR.

Jerold J. Goade Jr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)