Form 10-Q/A
period 2003-06-30
LOUDEYE CORP
filed 2003-09-02
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Yes   ☒    No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  No X

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	47,698,088

(Class)	(Outstanding at July 31, 2003)

Explanatory Note

We are filing this amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on August 12, 2003, in order to correct:

•	the number of shares outstanding as of July 31, 2003 as disclosed on the cover page from 48,008,925 shares to 47,698,088 shares;

•	the number of preferred shares authorized as disclosed on the Consolidated Balance Sheets from 41 million shares to 5 million shares; and

•	the amounts discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for cost of revenues for the six months ended June 30, 2003 and 2002 from $1.7 million and $3.9 million to $4.2 million and $6.9 million, consistent with the amounts disclosed on the Consolidated Statements of Operations.

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

ITEM 1                      FINANCIAL STATEMENTS

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
Preferred stock, $0.001 par value, 5,000 shares
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

     Cost of Revenues. Cost of revenues decreased to $4.2 million for the first six months of 2003 from $6.9 million for the first six months of 2002. Cost of revenues include the cost of production including personnel, an allocated portion of facilities and equipment and other supporting functions related to the delivery of digital media services and applications, and media restoration services. Excluding depreciation, cost of revenues decreased to $3.8 million for the first six months of 2003 from $5.2 million for the first six months of 2002. This decrease is due primarily to cost reduction initiatives implemented in the second half of 2002 and the first quarter of 2003. Accordingly, we anticipate that cost of revenues for the second half of 2003 will continue to be lower than 2002.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

2.1(1)	Agreement and Plan of Reorganization dated November 19, 1999 between Loudeye Corp. and Alive.com, Inc.

2.2(5)	Agreement and Plan of Merger among Loudeye.Corp., DiscoverMusic.com, Inc. and Santa Acquisition, Inc. dated January 30, 2001.

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of Loudeye Corp.

3.2(1)	Form of Amended and Restated Certificate of Incorporation of Loudeye Corp.

3.4(8)	Amended Bylaws of Loudeye Corp. dated January 18, 2002.

10.1(1)	Form of Indemnification Agreement between Loudeye Corp. and each of its officers and directors.

10.2(1)	1998 Stock Option Plan, as amended.

10.3(1)	Alive.com, Inc. 1998 Stock Option Plan.

10.4(1)	2000 Stock Option Plan.

10.5(1)	2000 Director Stock Option Plan.

10.6(1)	2000 Employee Stock Purchase Plan.

10.7(1)	Amended and Restated Investors’ Rights Agreement dated December 14, 1999 among Loudeye Corp. and certain former holders of our preferred stock.

10.8(1)	Agreement dated August 10, 1999 between Loudeye Corp. and Times Square Building L.L.C. for offices at Times Square Building, 414 Olive Way, Suite 300, Seattle, Washington.

10.9(1)	Lease Agreement dated September 1, 1998 between Loudeye Corp. and Martin Tobias for offices at 3406 E. Union Street, Seattle, Washington.

10.10(1)	Lease Agreement dated October 28, 1999 between Loudeye Corp. and Westlake Park Associates for offices at Centennial Building, 1904 Fourth Avenue, Seattle, Washington.

10.11(1)	Lease Agreement dated November 9, 1999 between Loudeye Corp. and Downtown Entertainment Associates, LP for offices at 1424 Second Street, Santa Monica, California.

10.12(1)	Loan and Security Agreement with Dominion Venture Finance L.L.C. dated June 15, 1999 between Loudeye Corp. and Dominion Venture Finance L.L.C.

10.16(1)	Services Agreement between Loudeye Corp. and Akamai Technologies, Inc. dated as of February 15, 2000.

10.17(2)	Amended and Restated Loan and Security Agreement between Imperial Bank and Loudeye Corp. dated May 17, 2000.

10.18(2)	Amended and Restated Services Agreement between Valley Media, Inc. and Loudeye Corp. dated April 2000.

10.20(2)	First Amendment of Office Lease Agreement dated April 3, 2000 between Times Square Building L.L.C. and Loudeye Corp.

10.21(2)	Second Amendment of Office Lease Agreement dated May 1, 2000 between Times Square Building L.L.C. and Loudeye Corp.

10.22(2)	Lease Agreement dated June 14, 2000 between Brown Bear Realty Corporation and Loudeye Corp.

10.23†(3)	Volume Purchase Order dated July 19, 2000 by and between MusicBank and Loudeye Corp.

10.25(4)	Underlease Agreement and Agreement to Lease dated December 21, 2000 between WCRS Limited and Loudeye Corp.

10.26†(4)	Encoding Services and Compact Disc Purchase Agreement between XM Satellite Radio, Inc., and Loudeye Corp., dated August 25, 2000.

10.27†(4)	First Addendum to Encoding Services and Compact Disc Purchase Agreement between XM Satellite Radio, Inc., and Loudeye Corp., dated October 10, 2000.

10.28(6)	2000 Employee Stock Option Plan as amended March 5, 2001.

10.29(6)	Offer Letter to Joel McConaughy dated March 14, 2001.

10.30(6)	Offer Letter to John Shaw dated April 4, 2001.

10.31(6)	Offer Letter to John Baker dated February 23, 2001.

10.32(5)	Registration Rights Agreement among Loudeye Corp. and the former stockholders of DiscoverMusic.

10.33(7)	Credit Agreement between US Bank National Association and Loudeye Corp., dated as of August 22, 2001.

10.34(7)	First Amendment to Credit Agreement between US Bank National Association and Loudeye Corp., dated as of October 25, 2001.

10.35(8)	Martin Tobias Credit Arrangement.

10.36(9)	Agreement and Plan of Reorganization with TT Holding Corp.

10.37(10)	Retainer Agreement with Regent Pacific Management Corporation.

10.38 (12)	Fifth Amendment and Assignment of Lease dated April 1, 2003 among 1130 Rainier, LLC, Activate.Net Corporation, and Loudeye Enterprise Communications, Inc. for offices at 1130 Rainier Avenue South, Seattle, Washington

10.39 (12)	Lease Termination Agreement dated April 28, 2003 between Westlake Park Associates and Loudeye Corp. with respect to offices at 1904 Fourth Avenue, Seattle, Washington.

10.40 (14)	Consulting Agreement dated April 1, 2003 between Anthony J. Bay and Loudeye Corp.

10.41 (14)	Employment Agreement dated April 1, 2003 between Jeffrey M. Cavins and Loudeye Corp.

10.42 (14)	Employment Agreement dated April 1, 2003 between Jerold J. Goade, Jr. and Loudeye Corp.

10.43 (14)	Employment Agreement dated April 1, 2003 between Michael S. Dougherty and Loudeye Corp.

10.44 (13)	Accounts Receivable Financing Agreement dated June 27, 2003 between Silicon Valley Bank and Loudeye Corp. and related modification agreement and warrant agreement

10.45 (14)	Offer letter dated June 16, 2003 between Michael R. Harburg and Loudeye Corp.

21.1(11)	Subsidiaries of Loudeye Corp.

31.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jerold J. Goade Jr., Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Jerold J. Goade Jr., Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested as to certain portions of this Exhibit.

(1)	Incorporated by reference to Loudeye Corp.’s registration statement on Form S-1 file number 333-93361.

(2)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending June 30, 2000.

(3)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending September 30, 2000.

(4)	Incorporated by reference to Loudeye Corp.’s Form 10-K, for the period ending December 31, 2000.

(5)	Incorporated by reference to Loudeye Corp.’s Report on Form 8-K dated March 13, 2001.

(6)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending March 31, 2001.

(7)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending September 30, 2001.

(8)	Incorporated by reference to Loudeye Corp.’s Form 10-K for the period ended December 31, 2001.

(9)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated November 19, 2002

(10)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated February 3, 2003

(11)	Incorporated by reference to Loudeye Corp.’s Form 10-K dated April 15, 2003.

(12)	Incorporated by reference to Loudeye Corp.’s Form 10-Q dated May 20, 2003

(13)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated July 15, 2003.

(14)	Incorporated by reference to Loudeye Corp.’s Form 10-Q dated August 12, 2003.

(b)	Reports on Form 8-K

none

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, September 2, 2003

LOUDEYE CORP.

BY:	/s/ JEFFREY M. CAVINS

Jeffrey M. Cavins President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JEROLD J. GOADE, JR.

Jerold J. Goade Jr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)