Form 10-Q
period 2003-09-30
LOUDEYE CORP
filed 2003-11-14
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Yes   [X]       No   [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [   ]     No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	56,137,166

(Class)	(Outstanding at November 10, 2003)

Loudeye Corp.

Form 10-Q Quarterly Report
For the Quarter Ended September 30, 2003

			Page

PART	I.	Financial Information (unaudited)
Item	1	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations	4
		Consolidated Statement of Stockholders’ Equity	5
		Consolidated Statements of Cash Flows	6
		Notes to Consolidated Financial Statements	7
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item	3	Quantitative and Qualitative Disclosures About Market Risk	36
Item	4	Disclosure Controls and Procedures	36
PART	II.	Other Information
Item	1	Legal Proceedings	36
Item	2	Changes in Securities and Use of Proceeds	37
Item	3	Defaults Upon Senior Securities	37
Item	4	Submission of Matters to a Vote of Security Holders	37
Item	5	Other Information	38
Item	6	Exhibits and Reports on Form 8-K	38

PART I – FINANCIAL INFORMATION

ITEM I  FINANCIAL STATEMENTS

LOUDEYE CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$7,898	$1,780
Restricted cash	413	—
Short-term investments	11,507	9,978
Accounts receivable, net of allowances of $227 and $290	2,155	2,107
Notes receivable from related parties	—	1,187
Prepaid expenses and other	488	736
Media restoration assets held for sale	1,040	2,074

Total current assets	23,501	17,862
Restricted investments	556	1,500
Property and equipment, net	1,430	2,281
Goodwill	—	5,307
Intangible assets, net	215	1,758
Other assets	408	821

Total assets	$26,110	$29,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,201	$1,193
Line of credit	1,227	—
Accrued compensation and benefits	856	904
Other accrued expenses	1,201	1,424
Accrued special charges	1,483	2,903
Accrued acquisition consideration	1,059	1,059
Deposits and deferred revenues	1,054	305
Current portion of long-term debt	442	773
Media restoration liabilities held for sale	83	25

Total current liabilities	8,606	8,586
Deposits and deferred revenue	186	—
Common stock warrants	1,678	—
Long-term debt, net of current portion	280	591

Total liabilities	10,750	9,177
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000 shares authorized, none outstanding	—	—
Common stock, treasury stock, additional paid-in capital and warrants for common stock, $0.001 par value, 100,000 shares authorized; issued September 30, 2003 - 55,954 shares and December 31, 2002 - 53,871 shares; outstanding September 30, 2003 - 55,954 shares and December 31, 2002 - 47,176 shares	206,772	194,195
Deferred stock compensation	(239)	(130)
Accumulated deficit	(191,173)	(173,713)

Total stockholders’ equity	15,360	20,352

Total liabilities and stockholders’ equity	$26,110	$29,529

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUES	$2,811	$3,626	$9,024	$10,103
COST OF REVENUES	1,524	3,513	5,744	10,390

Gross profit (loss)	1,287	113	3,280	(287)
OPERATING EXPENSES
Research and development	399	425	1,368	2,689
Sales and marketing	485	1,370	2,867	5,831
General and administrative	1,615	2,366	6,106	8,603
Amortization of intangible and other assets	157	810	943	2,219
Stock-based compensation	761	91	998	(463)

	3,417	5,062	12,282	18,879
Special charges	—	—	8,437	1,890

OPERATING LOSS	(2,130)	(4,949)	(17,439)	(21,056)
OTHER INCOME (EXPENSE), net
Interest income	76	218	262	860
Interest expense	(83)	(138)	(180)	(590)
Increase in fair value of common stock warrants	(222)	—	(222)	—
Other	19	781	119	781

Total other income (expense)	(210)	861	(21)	1,051

Net Loss	$(2,340)	$(4,088)	$(17,460)	$(20,005)

Basic and diluted net loss per share	$(0.05)	$(0.10)	$(0.37)	$(0.49)

Weighted average shares outstanding — basic and diluted	50,401	40,664	47,659	40,442

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock, Treasury
	Stock, Additional Paid-in
	Capital, and Warrants				Total
			Deferred Stock	Accumulated	Stockholders'
	Shares	Amount	Compensation	Deficit	Equity

BALANCES, DECEMBER 31, 2002	47,176	$194,195	$(130)	$(173,713)	$20,352
Repurchase of shares	(1,469)	(426)	—	—	(426)
Stock option and warrant exercises	1,700	1,838	—	—	1,838
Shares issued in private placement	7,839	10,005	—	—	10,005
Shares issued for prior acquisitions and accrued bonus	629	25	—	—	25
Deferred stock compensation	—	334	(334)	—	—
Stock-based compensation	79	773	225	—	998
Issuance of common stock warrant	—	28	—	—	28
Net loss	—	—	—	(17,460)	(17,460)

BALANCES, SEPTEMBER 30, 2003	55,954	$206,772	$(239)	$(191,173)	$15,360

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating Activities
Net loss	$(17,460)	$(20,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,023	5,381
Special charges and other non-cash items	6,568	25
Other income from final settlement of acquisition terms	—	(700)
Stock-based compensation	998	(463)
Increase in fair value of common stock warrants	222	—
Changes in operating assets and liabilities, net of amounts acquired in purchase of business:
Accounts receivable	(48)	(577)
Prepaid expenses and other assets	1,073	691
Accounts payable	8	479
Accrued compensation, benefits and other expenses	(266)	(1,261)
Accrued special charges	(1,420)	(1,008)
Deposits and deferred revenues	935	(575)
Media restoration assets and liabilities held for sale	341	—

Net cash used in operating activities	(7,026)	(18,013)
Investing Activities
Purchases of property and equipment	(53)	(1,586)
Proceeds from sales of property and equipment	183	—
Cash paid for acquisition of business and technology, net	(82)	(266)
Loans made to related party and related interest	—	(788)
Payments received on loans made to related party and related interest	1,187	—
Purchases of short-term investments	(7,850)	(11,104)
Sales of short-term investments	6,321	21,240

Net cash (used in) provided by investing activities	(294)	7,496
Financing Activities
Proceeds from sale of stock and exercise of stock options and warrants	1,838	40
Proceeds from private equity placement financing, net	11,568	—
Proceeds from line of credit	3,727	—
Principal payments on line of credit, long-term debt and capital lease obligations	(3,269)	(20,128)
Repurchase of common stock	(426)	(216)

Net cash provided by (used in) financing activities	13,438	(20,304)

Net increase (decrease) in cash and cash equivalents	6,118	(30,821)
Cash and cash equivalents, beginning of period	1,780	37,159

Cash and cash equivalents, end of period	$7,898	$6,338

Supplemental disclosures:
Cash paid for interest	$166	$590
Repayment of related party note with shares	—	584
Assets acquired under capital lease obligations	112	—
Issuance of common stock for acquisition of business and technology	—	708
Reversal of deferred stock compensation as a result of option cancellations	—	1,169

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

1.	ORGANIZATION, RISKS, and GOING CONCERN

The Company

     Loudeye Corp. (the Company) provides the business infrastructure and services for managing, promoting, and distributing digital content for the entertainment and corporate markets. The Company is headquartered in Seattle, Washington with offices in New York, NY, Hollywood, CA, and Washington D.C.

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

Going Concern

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception, has an accumulated deficit of $191.2 million at September 30, 2003, has experienced negative cash flows from operations since inception and the expansion and development of the Company’s business may require additional capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

     Management has restructured the Company’s operations, reduced its work force, renegotiated leases, and taken other actions to limit the Company’s expenditures. In addition, as described in note 6, the Company raised $11.5 million in net proceeds from the sale in August, 2003 of common stock and warrants exercisable for common stock. However, there can be no assurance that the Company’s cash balances will be sufficient to sustain its operations until profitable operations and positive cash flows are achieved. Consequently, the Company may require additional capital to fund its operations. There can be no assurance that capital will be available to the Company on acceptable terms, or at all.

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

Unaudited Interim Financial Data

     The interim consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2003. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full years.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. The recoverability of long-lived assets, which include property and equipment of $1.4 million and intangible assets of $215,000 at September 30, 2003, is a sensitive accounting estimate for which changes could result in additional charges in the near term. Additional impairment analyses could be required in a number of circumstances, including if the Company’s plans for the assets change, if operating results decline further or if the price of the Company’s stock declines.

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

Short Term Investments

     The Company has invested amounts in investment-grade government obligations, institutional money market funds and other obligations with FDIC insured U.S. banks. Short-term investments are accounted for as available for sale. These securities all mature within one year and reported amounts approximate fair value due to the relatively short maturities of these investments.

Restricted Cash and Investments

     The Company has $969,000 of restricted cash and investments which are utilized as collateral for certain irrevocable standby letters of credit. Of this amount, $413,000 is classified as current as they collateralize standby letters of credit that expire within one year. The remaining $556,000 is classified as noncurrent. The carrying value of the restricted cash and investments approximates fair value due to the relatively short maturities of these investments.

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

     Digital media services encompasses encoding services, music sample services, webcasting services, and the sale of digital media applications. The Company recognizes encoding services revenues when the services have been rendered and we have no continuing involvement in the goods and services delivered, which is generally the date the finished media is shipped to our customer. Other revenues are generated from our music samples service business. The Company sells digital media applications in application service provider arrangements and is required to host the applications and the customer does not have the ability to have the application hosted by another entity without penalty to the customer. Billings are made based upon quantity of content streamed, and revenue is recognized as the services are delivered. The Company recognizes enterprise webcasting services revenues as services are rendered.

     Media restoration services consist of services provided to restore and upgrade old and damaged archives of traditional media. The Company recognizes revenues as services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer. As discussed in Note 9, the Company has entered into an agreement to sell substantially all of the assets of its media restoration services business.

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

     Stock compensation was $761,000 for the quarter ended September 30, 2003, consisting of the amortization of deferred stock compensation of $139,000 and variable stock compensation expense of $55,000 accounted for under APB 25, and stock compensation expense of $567,000 accounted for under FAS 123 related to options granted to a member of the Company’s board of directors for consulting services. Stock compensation expense was $91,000 for the quarter ended September 30, 2002, consisting of the amortization of deferred stock compensation.

     Stock compensation was $998,000 for the nine months ended September 30, 2003, consisting of the amortization of deferred stock compensation of $225,000 and variable stock compensation expense of $55,000 accounted for under APB 25, stock issued to former employees as severance and termination benefits of $30,000, and stock compensation expense of $688,000 accounted for under FAS 123 related to options granted to a member of the Company’s board of directors for consulting services. Stock compensation expense was a credit of approximately $463,000 for the nine months ended September 30, 2002, consisting primarily of the reversal of expense related to accelerated amortization for options that were cancelled.

     The Company records stock-based compensation charges as a separate component of operating expenses. These amounts can be allocated to the other expense categories in the accompanying consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Cost of revenues	$37	$8	$44	$(39)
Research and development	27	5	32	(25)
Sales and marketing	26	13	38	(64)
General and administrative	671	65	884	(335)

	$761	$91	$998	$(463)

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(2,340)	$(4,088)	$(17,460)	$(20,005)
Add: stock-based employee compensation expense (credit) under APB 25 included in reported net loss	194	91	280	(463)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(533)	(77)	(548)	(944)

Pro forma net loss	$(2,679)	$(4,074)	$(17.728)	$(21,412)

Net loss per share:
Basic and diluted — as reported	$(0.05)	$(0.10)	$(0.36)	$(0.49)
Basic and diluted — pro-forma	$(0.05)	$(0.10)	$(0.37)	$(0.53)

     To determine compensation expense under FAS 123, the Company used the following assumptions:

	2003	2002

Risk-free interest rates	2.68-5.71%	3.93-5.71%
Expected lives	5 years	5 years
Expected dividend yields	0%	0%
Expected volatility	136%	75%

Reclassifications

     Certain information reported in previous periods has been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net loss, stockholders’ equity, or cash flows.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective January 1, 2003. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of this standard did not have an impact on the Company’s financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The adoption of this standard did not have an impact on the Company’s financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity” (“FASB No. 150”). FASB No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. In October 2003, the FASB deferred certain provisions of FASB No. 150 relating to mandatorily redeemable non-controlling interests. The adoption of this standard did not have an impact on the Company’s financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others”, which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. The adoption of this standard did not have an impact on the Company’s financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interest’s entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE’s, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. FIN 46 is effective as of the first interim period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and non-registered investment companies. The adoption of this standard did not have an impact on the Company’s financial statements.

     In 2002, the Emerging Issues Task Force (EITF) finalized its tentative consensus on EITF Issue No. 00-21, Revenue Arrangements With Multiple Deliverables (EITF 00-21), which provides guidance on the timing and methods of revenue recognition for sales agreements that include delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact on the Company’s financials statements.

3.	SPECIAL CHARGES

The Company has recorded Special Charges related to corporate restructurings, facilities consolidations and the impairment of assets in accordance with its long-lived asset policy (see Note 2). The following table summarizes such charges recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30

	2003	2002	2003	2002

Goodwill impairment	$—	$—	$5,307	$—
Intangible assets impairment	—	—	685	—
Property and equipment impairment	—	—	601	—
Employee severance and termination benefits	—	—	501	1,890
Facilities related charges	—	—	465	—
Other restructuring charges	—	—	878	—

	$—	$—	$8,437	$1,890

The following table summarizes the activity in accrued special charges during the nine months ended September 30, 2003 (in thousands):

	December 31,	Additional		September 30,
	2002	Accruals	Payments	2003

Employee severance	$104	$501	$(603)	$2
Facilities related charges	2,799	465	(1,783)	1,481
Other restructuring charges	—	878	(878)	—

Total	$2,903	$1,844	$(3,264)	$1,483

Nine Months Ended September 30, 2003

On February 4, 2003, the Company’s Chairman and Chief Executive Officer, John T. Baker, resigned and the Company engaged Regent Pacific Management Corporation to provide management services to the Company. On March 7, 2003, Regent Pacific resigned from the engagement and Jeffrey M. Cavins was elected President and Chief Executive Officer. These events are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. During and subsequent to Regent Pacific’s engagement, the Company undertook a strategic and operational analysis of its business and product lines. This analysis resulted in the development of a new strategic and operational plan, under which the Company restructured itself to focus on its core competencies in digital media services and on core strategic customers and markets for its enterprise communications services. A revised corporate forecast was developed in connection with this plan. The revised forecast also considered that the Company had learned that revenue from a significant customer in its Media Restoration Services segment would be less than originally anticipated. Utilizing the revised forecast, the Company performed a reassessment of the carrying value of all of its assets, both tangible and intangible. The revised forecast demonstrated that certain tangible and intangible assets and goodwill related to its media restoration services and enterprise communications services businesses were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over their estimated useful lives. The fair values of each of these assets were estimated using primarily a discounted cash flow method. The fair value of goodwill was estimated under the two-step process required by FASB No. 142. The estimated fair values of each of the assets were then compared to their carrying values to measure the impairments. As a result of this analysis, the Company recorded impairment charges for goodwill, intangible assets, and property and equipment related to its enterprise communication services and media restoration services businesses of $5.3 million, $685,000, and $601,000, respectively.

In addition to the impairment charges above, the Company recorded severance and termination benefits of $204,000 associated with a reduction in force announced on March 14, 2003 of approximately 35% of its consolidated staffing. In addition, the Company recorded $297,000 of severance and termination benefits with respect to certain changes in senior management in the first quarter of 2003. The Company incurred costs of approximately $465,000 related to the termination of certain facilities leases in connection with its facilities consolidation. The other restructuring charges of $878,000 represent fees and costs paid to Regent Pacific Management Corporation with respect to interim management services provided to the Company in connection with its management and operational restructuring.

In March 2003, the Company terminated a portion of a lease for approximately half the space it occupies for its principal operating facility on Rainier Avenue, Seattle, Washington. Rents were reduced from approximately $108,000 per month with a term expiring on November 30, 2005 to rent for the remainder of the facility of approximately $33,000 per month through June 30, 2003 with options, that the Company has exercised, to extend the term through December 31, 2003 at a base rent of $33,000 per month and pre-paid utility expenses of $60,000 per quarter. As consideration for the lease termination, the Company allowed its landlord to retain its security deposit in the amount of $218,500 and made cash payments of $126,700. The Company is currently negotiating a new lease with the landlord for this facility, as well as exploring the possibility of securing a new facility.

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

Nine Months Ended September 30, 2002

The Company recorded special charges totaling $1.9 million in the nine months ended September 30, 2002. These special charges were for severance and related termination benefits.

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

	Three-months ended September 30		Nine-months ended September 30

	2003	2002	2003	2002

Options	7,221	6,000	7,221	6,000
Warrants	1,100	263	1,100	263

	8,321	6,263	8,321	6,253

The Company had 300 and 1,509 shares outstanding that were subject to repurchase at September 30, 2003 and 2002, respectively. The impact of these unvested but exercised options has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted net loss per share.

The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	Three-months ended September 30,		Nine-months ended September 30,

	2003	2002	2003	2002

Weighted average shares outstanding	50,401	40,666	47,660	40,472
Weighted average shares subject to repurchase	—	(2)	(1)	(30)

Weighted average shares outstanding — basic and diluted earnings per share	50,401	40,664	47,659	40,442

5.	LINE OF CREDIT

In June, 2003, the Company entered into a revolving credit facility (the “2003 Revolving Facility”) with a bank under which it may borrow up to $2.5 million based on a certain percentage of eligible accounts receivable. The 2003 Revolving Facility expires in June, 2004 and is collateralized by substantially all of the Company’s assets. Outstanding borrowings bear interest at the greater of the prime rate plus 1.75% (5.75% at September 30, 2003) or 5.75%. The Company also issued a warrant to the lender to purchase 45,700 shares of its common stock at $0.89 per share. The warrant expires on June 27, 2010. In addition, the Company has established a lockbox account with the lender to which all payments from customers will be deposited. The lender applies such deposits to the outstanding borrowings and transfers any excess funds to the Company’s operating bank account. Fees for the lockbox arrangement are 0.35% of the average daily outstanding principal balance. On September 30, 2003, outstanding borrowings under the 2003 Revolving Facility were $1.2 million.

6.	PRIVATE EQUITY FINANCING

On August 28, 2003, the Company issued 7,838,708 shares of common stock to institutional investors in a private placement transaction for $1.55 per share, raising gross proceeds of approximately $12.1 million. In connection with the transaction, the Company also issued warrants to the investors to purchase 783,871 shares of the Company’s common stock and warrants to the placement agent to purchase 195,968 shares of the Company’s common stock, representing total warrant shares of 979,839 shares of common stock. The exercise price of the warrants is $2.00 per share. The warrants are exercisable beginning February 27, 2004 and expire February 27, 2007. Net proceeds from the transactions, after issuance costs and a placement fee of 4% of the gross proceeds, were approximately $11.5 million.

Within 45 calendar days following the closing date, the Company was required to file with the Securities and Exchange Commission (SEC) a registration statement covering the resale of all of the common stock purchased and the common stock underlying the warrants, including common stock underlying the placement agent’s warrant. The Company was required to use its commercially reasonable efforts to obtain effectiveness of the registration statement before the earlier of (a) the 120th calendar day following the closing date or (b) the fifth trading day following notification by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments.

The registration rights agreement provides that if a registration statement is not filed, or does not become effective, within the defined time period, then in addition to any other rights the holders may have, the Company would be required to pay to each holder an amount in cash, as liquidated damages, equal to 2% per month of the aggregate purchase price, prorated daily. The registration statement was filed within the allowed time, and was declared effective by the SEC on October 14, 2003. Accordingly, no liquidated damages were required to be paid in connection with the initial registration.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants, the fair value of the warrants has been accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. The warrant liability will be reclassified to equity as of the October 14, 2003 effective date of the registration statement.

The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 2.71%, the contractual life of 3.5 years and volatility of 136%. The fair value of the warrants was estimated to be $1.5 million on the closing date of the transaction. The fair value of the warrants was then re-measured at September 30, 2003 and estimated to be $1.7 million. The increase in the fair value of $222,000 from the transaction date to September 30, 2003 was recorded as a charge to other expenses in the statement of operations. The fair value of the warrants increased by approximately $27,000 from September 30, 2003 to October 14, 2003 and such increase will be reflected as a charge to other expenses in the statement of operations in the fourth quarter of 2003.

7.	SEGMENT INFORMATION

The Company operates in two business segments, Digital Media Services and Media Restoration Services. The following information summarizes the Company’s segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Digital Media Services	$2,407	$2,510	$7,566	$7,360
Media Restoration Services	404	1,116	1,458	2,743

	$2,811	$3,626	$9,024	$10,103

Gross Profit
Digital Media Services	$1,254	$(420)	$3,119	$(1,597)
Media Restoration Services	33	533	161	1,310

	$1,287	$113	$3,280	$(287)

Net Loss
Digital Media Services	$(2,010)	$(4,183)	$(16,086)	$(19,973)
Media Restoration Services	(330)	95	(1,374)	(32)

	$(2,340)	$(4,088)	$(17,460)	$(20,005)

	September 30	December 31,
	2003	2002

Total Assets
Digital Media Services	$24,859	$27,243
Media Restoration Services	1,251	2,286

	$26,110	$29,529

During the three and nine months ended September 30, 2003 and 2002, the Company had sales to certain significant customers, as a percentage of revenues, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Customer A	12%	17%	11%	14%
Customer B	4%	13%	6%	11%
Customer C	1%	10%	3%	4%

	17%	40%	20%	29%

8.	CONTINGENCIES

Between July 26, 2001 and August 30, 2001, four substantially similar class action complaints were filed in the United States District Court for the Southern District of New York against the Company and certain of its former officers and directors, as well as against certain underwriters who handled its March 15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased the Company’s common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by the Company’s underwriters in connection with its initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the initial public offering. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. The individual defendants and the Company have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently, all claims against the former officers have been withdrawn without prejudice. The Company, along with the many other issuer defendants, moved to dismiss the claims in the complaint. By decision dated February 19, 2003 the court denied the Company’s motion. A proposal has been made for the settlement and release of claims against the issuer defendants. The settlement is subject to a number of conditions, including approval of other proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

     On or about January 8, 2003 Dominion Venture Finance, L.L.C. commenced an action against the Company and “John Doe” defendants in the Superior Court of the State of California, County of San Francisco. In its complaint, plaintiff alleged that pursuant to a loan and security agreement and a master lease agreement (the “Agreements”) (the liabilities for which agreement, plaintiff alleged, were acquired by the Company when the Company merged with an entity known as DiscoverMusic.com, Inc.) the Company failed to make certain required payments to plaintiff. On August 5, 2003, the Company settled all claims under the suit for a cash payment of approximately $228,000, which represented the outstanding principal and interest under the Agreements and was included in current portion of long-term debt at December 31, 2002.

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

9.	SUBSEQUENT EVENT

     On November 6, 2003, the Company’s wholly owned media restoration services subsidiary, Vidipax, Inc., signed an asset purchase agreement pursuant to which it will sell substantially all of its assets and certain liabilities to a company controlled by the current general manager of Vidipax. The total purchase price is $1.2 million, of which $900,000 will be paid at closing and $300,000 will be paid upon the satisfaction of certain conditions. In addition, the Company may receive up to an additional $500,000 based on the purchaser achieving certain performance targets over a period of two years from the closing date. Prior to the transaction closing, the Company will also enter into a co-marketing and reseller agreement with the purchaser pursuant to which the Company will sell, for a fee, media restoration services on behalf of the purchaser for a two-year period. The Company intends to use the proceeds from the sale for working capital and general corporate purposes, and expects the transaction to close in the fourth quarter of 2003.

     The following assets and liabilities of the media restoration services business to be sold have been classified as “held for sale” in the consolidated balance sheet (in thousands):

	September 30, 2003	December 31, 2002

Cash	$82	$109
Accounts receivable, net	215	394
Other current assets	115	178
Property & equipment, net	543	1,309
Other noncurrent assets	85	84

Total assets	$1,040	$2,074

Accounts payable	$83	$10
Current portion of capital lease obligation	—	15

Total liabilities	$83	$25

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended September 30, 2003 and 2002

     Revenues. Revenues totaled $2.8 million and $3.6 million for the third quarter of 2003 and 2002, respectively.

Revenue from our digital media services segment decreased slightly in the third quarter of 2003 to $2.4 million from $2.5 million in the third quarter of 2002. This decrease is due primarily to a decrease in webcasting revenue as we have reduced our webcasting volume to focus more on digital music offerings and those webcasting customer relationships that provide higher margins. This has been offset partially by an increase in the volume of encoding and other fulfillment services.

Media restoration revenues totaled $404,000 in the third quarter of 2003 compared to $1.1 million in the third quarter of 2002. This decrease was primarily the result of decreased revenue from a significant customer as well as decreased customer spending on discretionary projects due to current economic conditions.

     Cost of Revenues. Cost of revenues decreased to $1.5 million for the third quarter of 2003 from $3.5 million for the third quarter of 2002. Cost of revenues include the cost of production, including personnel, an allocated portion of facilities and equipment, and other supporting functions related to the delivery of digital media services and applications and media restoration services. Excluding depreciation, cost of revenues decreased to $1.3 million for the third quarter of 2003 from $2.6 million for the third quarter of 2002. This decrease is due primarily to cost reduction initiatives implemented in the second half of 2002 and the first quarter of 2003. Accordingly, we anticipate that cost of revenues for the balance of 2003 will be lower than 2002.

Depreciation included in cost of revenues decreased to approximately $232,000 in the third quarter of 2003 from $889,000 in the third quarter of 2002. This decrease is due primarily to impairment charges recorded in the fourth quarter of 2002 and the first quarter of 2003 for certain assets of our digital media services and media restoration services segments. These charges decreased the cost basis of the assets, resulting in lower depreciation charges.

     Research and Development. Research and development expenses decreased slightly to $399,000 for the third quarter of 2003 from $425,000 for the third quarter of 2002. Research and development expenses include labor and other related costs of the continued support of our digital media offerings, the recently announced Quick Clips media player application and the development of internal operational solutions necessary to fully integrate previous acquisitions.

We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructurings and a sharper focus on opportunities which we believe will result in near term results, development headcount was reduced significantly in 2002 and 2003. We expect research and development expenses to increase moderately in the foreseeable future as we invest in development of future digital media services offerings.

     Sales and Marketing. Sales and marketing expenses totaled $485,000 and $1.4 million in the third quarters of 2003 and 2002. Sales and marketing expenses consist primarily of salaries, commissions, product branding costs, advertising, trade show expenses, and cost of marketing collateral. The decrease in sales and marketing expenses is due primarily to the decreased personnel subsequent to our reductions in force in the second half of 2002 and first quarter of 2003, reduced commissions resulting from a lower level of revenue, as well as a lower level of marketing activity in 2003. Accordingly, we anticipate that sales and marketing expenses for the full year 2003 will be lower than 2002.

     General and Administrative. General and administrative expenses decreased to $1.6 million for the third quarter of 2003 from $2.4 million for the third quarter of 2002. This decrease is due primarily to the decrease in personnel subsequent to our reductions in force in the second half of 2002 and first quarter of 2003 and related cost reduction initiatives. Accordingly, we anticipate that general and administrative expenses for the full year 2003 will be lower than 2002. General and administrative expenses consist primarily of rent, facilities and information technology charges, salaries, legal expenses, investor relations costs, and other costs associated with being a public company.

     Amortization of Intangible and Other Assets. Amortization of intangible and other assets totaled $157,000 and $810,000 for the third quarter of 2003 and 2002 and includes amortization of identified intangible assets related to past acquisitions. The decrease is due primarily to the impairment charges recorded in the fourth quarter of 2002 and first quarter of 2003, which resulted in lower amortization charges during the third quarter of 2003.

     Stock-Based Compensation. Stock based compensation was $761,000 for the third quarter of 2003, consisting of the amortization of deferred stock compensation of $139,000, variable stock compensation expense, accounted for under APB 25, of $55,000, and stock compensation expense, accounted for under FAS 123, of $567,000 related to options granted to a member of the Company’s board of directors for consulting services. Stock compensation expense was $91,000 for the quarter ended September 30, 2002, consisting of the amortization of deferred stock compensation. Stock based compensation expense in future periods will, in large part, be influenced by the market price of our stock.

     Interest Income. Interest income totaled $76,000 and $218,000 in the third quarters of 2003 and 2002. The decrease is due primarily to the lower average cash and investment balances in 2003 resulting from the voluntary repayment of our credit facility in the third quarter of 2002, utilization of cash to fund operations, and lower interest rates in 2003. We expect that our interest income will increase in future periods due to interest income on the proceeds from our recently completed private equity financing, which generated approximately $11.5 million in net proceeds.

     Interest Expense. Interest expense consists of interest expense related to our debt instruments, including capital lease obligations. Interest expense totaled $83,000 and $138,000 in the third quarters of 2003 and 2002. The decrease is due primarily to lower average debt balances in 2003 due to the voluntary repayment of our credit facility in the third quarter of 2002, payments on our capital lease obligations, and lower interest rates in 2003.

     Increase in Fair Value of Common Stock Warrants: This expense represents the increase in the estimated fair value of the warrants that we issued in connection with our private equity financing from the transaction date of August 28, 2003 through September 30, 2003. This transaction is described more fully in note 6 to the consolidated financial statements.

     Other Income. Other income for the third quarter of 2003 consisted of gains on sales of excess equipment. Other income for the third quarter of 2002 consisted principally of a gain related to the renegotiation of final closing terms with respect to the acquisition of Activate and realized gains from the sale of certain investments, partially offset by expenses incurred related to the sale of our Canadian subsidiary. On the date of our acquisition of Activate, the total payment due to the seller was $3.0 million in a combination of cash and stock. During the third quarter of 2002, we reached a final settlement with the seller, which required payment of $2.0 million in cash and 1.0 million restricted common shares valued at $300,000. The $700,000 other income is equal to the difference between the accrued acquisition consideration of $3.0 million and the new final consideration of $2.3 million.

Nine Months Ended September 30, 2003 and 2002

     Revenues. Revenues totaled $9.0 million and $10.1 million for the first nine months of 2003 and 2002.

Revenue from our digital media services segment increased in the first nine months of 2003 to $7.6 million from $7.4 million in the first nine months of 2002. This increase is due primarily to an increase in the volume of encoding and other fulfillment services.

Media restoration revenues totaled $1.4 million in the first nine months of 2003 compared to $2.7 million in the first nine months of 2002. This decrease was primarily the result of decreased revenue from a significant customer as well as decreased customer spending on discretionary projects due to current economic conditions.

     Cost of Revenues. Cost of revenues decreased to $5.7 million for the first nine months of 2003 from $10.4 million for the first nine months of 2002. Cost of revenues include the cost of production, including personnel, an allocated portion of facilities and equipment, and other supporting functions related to the delivery of digital media services and applications and media restoration services. Excluding depreciation, cost of revenues decreased to $5.1 million for the first nine months of 2003 from $7.8 million for the first nine months of 2002. This decrease is due primarily to cost reduction initiatives implemented in the second half of 2002 and the first quarter of 2003. Accordingly, we anticipate that cost of revenues for the balance of 2003 will be lower than 2002.

Depreciation included in cost of revenues decreased to approximately $688,000 in the first nine months of 2003 from $2.6 million in the first nine months of 2002. This decrease is due primarily to impairment charges recorded in the fourth quarter of 2002 and the first quarter of 2003 for certain assets of our digital media services and media restoration services segments. These charges decreased the cost basis of the assets, resulting in lower depreciation charges.

     Research and Development. Research and development expenses totaled $1.4 and $2.7 million in the first nine months of 2003 and 2002. This decrease is due primarily to the reduction in the number of development personnel as a result of the corporate restructurings. Research and development expenses include labor and other related costs of the continued support of our digital media offerings such as the recently announced Quick Clips media player application and the development of internal operational solutions necessary to fully integrate previous acquisitions.

We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructurings and a sharper focus on opportunities which we believe will result in near term results, development headcount was reduced significantly in 2003 as compared to 2002 and, as a result, research and development expenses declined in 2003 as compared to 2002. We expect research and development expenses to increase moderately in the foreseeable future as we invest in the development of future digital media service offerings. We expect that research and development expenses for the full year 2003 should be lower than 2002.

     Sales and Marketing. Sales and marketing expenses totaled $2.9 million and $5.8 million in the first nine months of 2003 and 2002. Sales and marketing expenses consist primarily of salaries, commissions, product branding costs, advertising, trade show expenses, and cost of marketing collateral. The decrease in sales and marketing expenses is due primarily to the decreased personnel subsequent to our reductions in force in the second quarter of 2002 and first quarter of 2003, as well as a lower level of marketing activity in 2003. Accordingly, we anticipate that sales and marketing expenses for the full year 2003 will be lower than 2002.

     General and Administrative. General and administrative expenses decreased to $6.1 million for the first nine months of 2003 from $8.6 million for the first nine months of 2002. This decrease was due primarily to the decrease in personnel subsequent to our reductions in force in the second half of 2002 and first quarter of 2003, and related cost reduction initiatives. Accordingly, we anticipate that general and administrative expenses for the full year 2003 will be lower than 2002. General and administrative expenses consist primarily of rent, facilities and information technology charges, salaries, legal expenses, investor relations costs, and other costs associated with being a public company.

     Amortization of Intangible and Other Assets. Amortization of intangible and other assets totaled $943,000 and $2.2 million for the first nine months of 2003 and 2002, and includes amortization of identified intangible assets related to past acquisitions. The decrease was due primarily to the impairment charges recorded in the fourth quarter of 2002 and first quarter of 2003, which resulted in lower amortization charges during the first nine months of 2003.

     Stock-Based Compensation. Stock based compensation was $998,000 for the first nine months of 2003, consisting of the amortization of deferred stock compensation of $225,000, stock issued to former employees as severance and termination benefits of

$30,000, variable stock compensation expense, accounted for under APB 25, of $55,000, and stock compensation expense, accounted for under FAS 123, of $688,000 related to options granted to a member of the Company’s board of directors for consulting services. Stock compensation expense was a credit of approximately $463,000 for the first nine months of 2002, consisting primarily of the reversal of expense related to accelerated amortization for options that were cancelled. Stock based compensation expense in future periods will, in large part, be influenced by the market price of our stock.

     Special Charges. We have recorded special charges related to corporate restructurings, facilities consolidations and the impairment of assets in accordance with our long-lived asset policy. Following is a summary of special charges for the nine months ended September 30, 2003 and 2002:

     Nine Months Ended September 30, 2003

On February 4, 2003, our Chairman and Chief Executive Officer, John T. Baker, resigned and we engaged Regent Pacific Management Corporation to provide management services. On March 7, 2003, Regent Pacific resigned from the engagement and Jeffrey M. Cavins was elected President and Chief Executive Officer. These events are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2002. During and subsequent to Regent Pacific’s engagement, we undertook a strategic and operational analysis of our business and product lines. This analysis resulted in the development of a new strategic and operational plan, under which we restructured our business to focus on our core competencies in digital media services and on core strategic customers and markets for our enterprise communications services. We developed a revised corporate forecast in connection with this plan. The revised forecast also considered that we had learned that revenue from a significant customer in our media restoration services segment would be less than originally anticipated. Utilizing the revised forecast, we performed a reassessment of the carrying value of all of our assets, both tangible and intangible. The revised forecast demonstrated that certain tangible and intangible assets and goodwill related to our media restoration services and enterprise communications services businesses were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over their estimated useful lives. The fair values of each of these assets was estimated using primarily a discounted cash flow method. The estimated fair values of each of the assets were then compared to their carrying values to measure the impairments. As a result of this analysis, we recorded impairment charges for goodwill, intangible assets, and property and equipment related to our enterprise communication services and media restoration services businesses of $5.3 million, $685,000, and $601,000, respectively.

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

In March 2003, we terminated a portion of a lease for approximately half the space we occupy for our principal operating facility on Rainier Avenue, Seattle, Washington. Rents were reduced from approximately $108,000 per month with a term expiring on November 30, 2005 to rent for the remainder of the facility of approximately $33,000 per month for the remainder of the term which was shortened to June 30, 2003 with options, that we exercised, to extend the term through December 31, 2003 at a base rent of $100,000 and pre-paid utility expenses of $60,000. As consideration for the reduction of space and lease term, we have allowed our landlord to retain our security deposit in the amount of $218,500 and made cash payments of $126,700. We are currently negotiating a new lease with the landlord for this facility, as well as exploring the possibility of securing a new facility.

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

The following table summarizes the activity in accrued special charges during the nine months ended September 30, 2003 (in thousands):

	December 31,	Additional		September 30,
	2002	Accruals	Payments	2003

Employee severance	$104	$501	$(603)	$2
Facilities related charges	2,799	465	(1,783)	1,481
Other restructuring charges	—	878	(878)	—

Total	$2,903	$1,844	$(3,264)	$1,483

Nine months ended September 30, 2002

     We recorded special charges in the nine months ended September 30, 2002 associated with reductions in force of approximately 40% of our consolidated staffing together in March and June, 2002. The special charge of $1.9 million was for severance and related termination benefits.

     Interest Income. Interest income totaled $262,000 and $860,000 in the first nine months of 2003 and 2002, respectively. The decrease was due primarily to the lower average cash and investment balances in 2003 resulting from the voluntary repayment of our credit facility in the third quarter of 2002, utilization of cash to fund operations, and lower interest rates in 2003.

     Interest Expense. Interest expense consists of interest expense related to our debt instruments, including capital lease obligations. Interest expense totaled $180,000 and $590,000 in the first nine months of 2003 and 2002, respectively. The decrease was due primarily to lower average debt balances in 2003 due to the voluntary repayment of our credit facility in the third quarter of 2002 and lower interest rates in 2003.

     Increase in Fair Value of Common Stock Warrants: This represents the increase in the estimated fair value of the warrants that we issued in connection with our private equity financing. This transaction is described more fully in note 6 to the consolidated financial statements.

     Other Income. Other income for the first nine months of 2003 consisted principally of gains on sales of excess equipment. Other income for the first nine months of 2002 consisted principally of a gain related to the renegotiation of final closing terms with respect to the acquisition of Activate and realized gains from the sale of certain investments, partially offset by expenses incurred related to the sale of our Canadian subsidiary. On the date of our acquisition of Activate, the total payment due to the seller was $3.0 million in a combination of cash and stock. During the third quarter of 2002, we reached a final settlement with the seller, which required payment of $2.0 million in cash and 1.0 million restricted common shares valued at $300,000. The $700,000 other income is equal to the difference between the accrued acquisition consideration of $3.0 million and the new final consideration of $2.3 million.

Liquidity and Capital Resources

As of September 30, 2003, we had approximately $20.5 million of cash, cash equivalents, short-term investments, and restricted investments. Of these funds, $969,000 is held in investment accounts that serve as collateral for standby letters of credit for certain of our capital lease and other obligations.

Net cash used in operating activities was $7.0 million and $18.0 million for the nine months of 2003 and 2002. For 2003, cash used in operating activities resulted primarily from a net loss of $17.5 million offset partially by non-cash charges for depreciation, amortization, special charges, stock-based compensation, and the increase in the fair value of common stock warrants aggregating $9.7 million and other working capital changes totaling $800,000. For 2002, cash used in operating activities resulted primarily from a net loss of $20.0 million, working capital changes totaling $2.3, other income from final settlement of acquisition terms of $700,000, and the reversal of stock based compensation credit of $463,000 offset partially by non-cash charges totaling $5.4 million for depreciation and amortization.

Net cash used in investing activities was $294,000 in the first nine months of 2003, consisting principally of the net purchases of short-term investments of $1.5 million and payments received on notes receivable from related parties of $1.2 million. For the first nine months of 2002, net cash provided by investing activities of $7.5 million was primarily related to purchases of property and equipment of $1.6 million, net sales of short-term investments of $10.1 million, and loans made to related parties of $788,000.

Net cash provided by financing activities was $13.4 million for the first nine months of 2003, consisting primarily of proceeds from the private equity financing in August 2003 of $11.5 million as described below, net borrowings on the 2003 Revolving Facility $1.2 million, and proceeds from the exercise of stock options of $1.8 million, offset partially by repurchases of our common stock and principal payments on our debt and capital lease obligations of $1.2 million. Cash used in financing activities was $20.3 million for the first nine months of 2002, consisting primarily of payments of our long-term debt and capital lease obligations.

As more fully described in note 6 to the consolidated financial statements, on August 28, 2003, we issued 7,838,708 shares of common stock to certain institutional investors in a private placement transaction for $1.55 per share, raising gross proceeds of approximately $12.1 million. In connection with the transaction, we also issued warrants to the investors to purchase 783,871 shares of our common stock and warrants to the placement agent to purchase 195,968 shares of our common stock, representing a total of 979,839 shares of common stock issuable upon exercise of warrants. The exercise price of the warrants is $2.00 per share and they are exercisable beginning February 27, 2004 and expire February 27, 2007. Net proceeds from the transactions, after issuance costs and placement fee of 4% of the gross proceeds, were approximately $11.5 million.

As of September 30, 2003, our principal commitments consisted of obligations outstanding under the 2003 Revolving Facility and operating and capital leases. We have other credit facilities and leasing arrangements that, in general, may not be prepaid without penalty. Total principal amounts outstanding under these arrangements were $722,000 at September 30, 2003. These instruments bear interest ranging from approximately 6.9% to 7.3% and mature at various times through 2005. Letters of credit of approximately $576,000 collateralize certain of these capital lease obligations and we have $576,000 of short-term investments that are utilized as collateral for these letters of credit. These short-term investments have been classified as restricted investments on the accompanying balance sheets. In addition, we have notes payable aggregating approximately $1.1 million with respect to our acquisition of Streampipe in November, 2002. The notes bear interest at 5% and mature in January, 2004, and we have the option to satisfy our obligation under the notes by issuing additional shares of common stock, subject to certain conditions.

On November 6, 2003, our wholly owned media restoration services subsidiary, Vidipax, Inc., signed an asset purchase agreement pursuant to which it will sell substantially all of its assets and certain liabilities to a company controlled by the current general manager of Vidipax. The total purchase price is $1.2 million, of which $900,000 will be paid at closing and $300,000 will be paid upon the satisfaction of certain conditions. In addition, we may receive up to an additional $500,000 based on the purchaser achieving certain performance targets over a period of two years from the closing date. Prior to the transaction closing, we will also enter into a co-marketing and reseller agreement with the purchaser pursuant to which we will sell, for a fee, media restoration services on behalf of the purchaser for a two-year period. We intend to use the proceeds for working capital and general corporate purposes, and expect the transaction to close in the fourth quarter of 2003.

Contractual Obligations and Commercial Commitments

     The following table provides aggregated information about our contractual obligations as of September 30, 2003.

	Payments Due by Period

		Less
		than			After
	Total	1 year	1-3 years	4-5 years	5 years

Line of credit	$1,227	$1,227	$—	$—	$—
Capital lease obligations (1)	736	438	298	—	—
Operating leases	7,420	2,186	1,938	968	2,328
Other obligations	50	50	—
Accrued acquisition consideration (2)	1,059	1,059	—	—	—

Total contractual obligations	$10,492	$4,960	$2,236	$968	$2,328

(1)	Capital lease obligations represent the total minimum future obligations, including interest.

(2)	Accrued acquisition consideration represents promissory notes related to the acquisition of Streampipe. The notes contain an equity redemption option pursuant to which we may, at our option, subject to certain conditions including the continued listing of our common stock on a principal securities exchange (excluding the over-the-counter market), satisfy our obligation under the notes by issuing additional shares of common stock.

Of the $2.2 million in operating leases due in less than one year, approximately $1.1 million relates to a facility which we no longer occupy and $0.4 million relates to a new facility for our media restoration services operations. We are presently in litigation or negotiating lease termination or reduction agreements for these leases which we believe will result in a substantial reduction to future obligations under these leases, although we may have to make up-front cash payments to do so, we may not be successful in these negotiations. At September 30, 2003, accrued special charges includes amounts accrued for rent obligations that meet the criteria for accrual under EITF 94-3 (before December 31, 2002) and FAS 146 (after December 31, 2002). We do not expect significant capital expenditures for the balance of 2003.

     In March 2003, we reduced by approximately half the space we occupy for our principal operating facility on Rainier Avenue, Seattle, Washington from a base rent of approximately $108,000 per month with a term expiring on November 30, 2005 to a base rent of approximately $33,000 per month for the remainder of the term which was shortened to June 30, 2003 with options, that we exercised, to extend the term through December 31, 2003 at a base rent of $100,000 and pre-paid utility expenses of $60,000. As consideration for the reduction of space and lease term, we have allowed our landlord to retain our security deposit in the amount of $218,500 and made cash payments of $276,000. We are currently negotiating a new lease with the landlord for this facility.

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

     Management has restructured our operations, reduced our work force, renegotiated leases, and taken other actions to limit our expenditures. In addition, we raised $11.5 million in net proceeds from the sale in August 2003 of common stock and warrants exercisable for common stock. Finally, we have executed an agreement to sell substantially all of the assets and certain liabilities of our media restoration services subsidiary for $1.2 million, of which $900,000 will be paid at closing and $300,000 will be paid upon the satisfaction of certain conditions. However, there can be no assurance that our cash balances will be sufficient to sustain our operations until profitable operations and positive cash flows are achieved. Consequently, we may require additional capital to fund our operations. There can be no assurance that capital will be available to us on acceptable terms, or at all.

     If we fail to generate positive cash flows or obtain additional capital when required, we could continue to modify, delay or abandon some or all of our business and expansion plans.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective January 1, 2003. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of this standard did not have an impact on our financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The adoption of this standard did not have an impact on our financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity” (“FASB No. 150”). FASB No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. In October 2003, the FASB deferred certain provisions of FASB No. 150 relating to mandatorily redeemable non-controlling interests. The adoption of this standard did not have an impact on the our financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others”, which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. The adoption of this standard did not have an impact on our financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interest’s entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE’s, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of this standard did not have an impact on our financial statements. FIN 46 is effective as of the first interim period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and non-registered investment companies.

     In 2002, the Emerging Issues Task Force (EITF) finalized its tentative consensus on EITF Issue No. 00-21, Revenue Arrangements With Multiple Deliverables (EITF 00-21), which provides guidance on the timing and methods of revenue recognition for sales agreements that include delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact on our financial statements.

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

     Management’s assessments of the impairment of property and equipment, intangible assets and goodwill are sensitive accounting estimates that could result in additional impairment charges in the near term. Factors that impact these estimates include, but are not limited to, possible changes in business plans, market price of our common stock and declining financial results. Net long-term assets subject to impairment review in the future totaled $2.2 million at September 30, 2003. We will continue to review the carrying value of our long-lived assets for impairments. Future adverse developments in our business may result in additional charges.

     Exit costs. We have followed the provisions of EITF 94-3 (before December 31, 2002) and SFAS 146 (after December 31, 2002) to record the costs associated with exit activities. Management is required to make its best estimates of exit costs such as remaining lease obligations and/or termination fees. These estimates may be different than the actual amounts that will be paid under existing lease arrangements. Future adverse changes in our business may result in additional exit activities and charges.

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

RISK FACTORS

We have incurred losses and negative cash flows since inception and have an accumulated deficit at September 30, 2003, raising substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements have been prepared under the assumption that the we will continue to operate as a going concern. We have incurred losses from inception, have an accumulated deficit, and have experienced negative cash flows from operations since our inception. As a result of these issues, our independent accountants included an explanatory paragraph in their opinion on our audited consolidated financial statements for the year ended December 31, 2002 referring to matters raising substantial doubt about our ability to continue as a going concern.

We have restructured our operations, reduced our work force, renegotiated leases, and taken other actions to limit our expenditures. In addition, we recently raised approximately $11.5 million in net proceeds from the sale of our common stock and warrants exercisable for common stock. Finally, we have executed an agreement to sell substantially all of the assets and certain liabilities of our media restoration services subsidiary for $1.2 million, of which $900,000 will be paid at closing and $300,000 will be paid upon the satisfaction of certain conditions. However, if revenue and cash receipts do not meet our expectations, we may find it necessary to secure additional financing, sell assets or reduce expenditures further. In the event additional financing is required, we may not be able to obtain such financing on acceptable terms, or at all.

If we fail to generate positive cash flows or obtain additional capital when required, we could continue to modify, delay or abandon some or all of our business and expansion plans. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Our company has a short operating history and our industry is new and rapidly evolving, which makes it difficult to evaluate our business.

We were formed as a limited liability company in August 1997 and incorporated in March 1998. Our limited operating history makes it difficult to evaluate us or our prospects and performance, due to:

•	Our unproven ability to generate profits;

•	Our limited historical financial data; and

•	Our limited experience in addressing emerging trends that may affect our business.

You should consider our prospects in light of the risk, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market segments we serve. As a result of such risks, expenses and difficulties, we may have difficulty:

•	Establishing and maintaining broad market acceptance of our products and services and converting that acceptance into direct and indirect sources of revenue;

•	Establishing and maintaining our brand name;

•	Timely and successfully developing new products, product features and services and increasing the functionality and features of existing products and services;

•	Successfully responding to our current competition including, competition from emerging technologies and solutions;

•	Developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products and services; and

•	Attracting, training and retaining qualified sales, technical and customer support personnel.

Our quarterly financial results will continue to fluctuate making it difficult to forecast our operating results.

Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

•	Variability in demand for our digital media and webcasting services and applications;

•	Market acceptance of our digital media and webcasting services and applications offered by us and our competitors;

•	Ability of our customers and ourselves to procure necessary intellectual property rights for digital media content;

•	Willingness of our customers to enter into longer-term volume or recurring revenue digital media and applications service agreements and purchase orders in light of the economic and legal uncertainties related to their business models;

•	Governmental regulations affecting use of the internet, including regulations concerning intellectual property rights and security measures; or

•	Competition from other companies entering our markets.

Our limited operating history and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons and forecasts. Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of expected future revenues. These expenditure levels are, to a large extent, fixed in the short term and our sales cycle can be lengthy. Thus, we may not be able to adjust spending or generate new revenue sources in a timely manner to compensate for any shortfall in revenues, and any significant shortfall in revenues relative to planned expenditures could have an immediate adverse effect on our business and results of operations. If our operating results fall below the expectations of securities analysts and investors in some future periods, our stock price could decline significantly.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan. If we raise additional capital, current stockholders may experience significant dilution.

As of September 30, 2003, we had approximately $20.5 million in cash and cash equivalents, short-term investments, and restricted investments. We have however, experienced net losses from operations, and net losses are expected to continue into future periods. If our existing cash reserves prove insufficient to fund operating and other expenses, we may find it necessary to secure additional financing, sell assets or reduce expenditures further. In the event additional financing is required, we may not be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced and these securities may have rights and preferences superior to those of our current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends.

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline.

As of September 30, 2003, we had an accumulated deficit of $191.2 million. We have incurred net losses from inception, and we expect to continue to incur net losses in future periods.

Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or make investments to maintain our competitive position. If we lack necessary capital, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

We might not be successful in implementing our business strategy in a cost-effective manner, if at all, and the implementation may require significant additional expenditures on our part. The capital requirements of our business strategy combined with the expectation that we will incur net losses in future periods could have a serious adverse impact on our business, results of operations and financial position. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our success is dependent on the performance and retention of our executive officers and key employees.

Our business and operations are substantially dependent on the performance of our executive officers and key employees who have worked together for only a relatively short period of time. We do not maintain “key person” life insurance on any of our executive officers. In addition, we have hired or named new employees in 2003 in key executive positions, including Jeffrey Cavins, our Chief Executive Officer. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

Acquisitions we have made or may make could disrupt our business and harm our financial condition.

We have acquired businesses in the past and we expect to continue to evaluate the acquisition of businesses, technologies, services, or products that we believe are a strategic fit with our existing business. Acquisitions require integrating the business, personnel, technology and products of the acquired entity and may result in unforeseen operating difficulties and expenditures. In addition, acquisitions may absorb significant management attention that would otherwise be available for ongoing development of our business and may place a significant strain on our employees, systems and other resources. The anticipated benefits of any acquisition may not be realized. Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities associated with the acquired business, or amortization expenses related to goodwill and other intangible assets and the incurrence of large and immediate write-offs, any of which could seriously harm our business, results of operations and financial condition. For example, we recorded in our first quarter of fiscal 2003 impairments of $5.3 million, $685,000 and $601,000 to goodwill, intangible assets, and property and equipment related to our enterprise communication services and media restoration services business. A significant portion of those impairments related to assets acquired in our acquisition of TT Holding Corp. in November 2002. If any of the negative events occur, our operations and financial position could be harmed.

We face competition from “free” peer-to-peer services such as KaZaA and Morpheus, from emerging paid online music services delivered electronically, and from traditional retail music distributors.

The online music services of our customers face significant competition from “free” peer-to-peer services, such as KaZaA, Morpheus, Grokster and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. The legal status of these “free” services is uncertain, because although some courts have found that these services violate copyright laws, other services have been found to not violate any copyright laws, particularly in the case of Grokster. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.

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

Many of our competitors have significantly more resources than we do, including access to content, and some of our competitors may be able to leverage their experience in providing online music distribution services or similar services to their customers in other businesses. Some of these competitors may be able to offer services at a lower price than we can. In addition, competing services may be able to obtain more or better music content or may be able to license such content on more favorable terms than we can, which could harm the ability of our online music services to compete effectively in the marketplace.

Online music distribution services in general are new and rapidly evolving and may not prove to viable business models.

Online music distribution services are a relatively new business model for delivering digital media over the internet. It is too early to predict whether consumers will accept in significant numbers online music services and accordingly whether the services will be financially viable. If online music distribution services do not prove to be popular with consumers, or if these services cannot sustain any such popularity, our business and prospects would be harmed.

We must provide digital rights management solutions that are acceptable to both content providers and consumers.

We must also provide digital rights management solutions and other security mechanisms in order to address concerns of content providers and artists, and we cannot be certain that we can develop, license or acquire such solutions, or that content licensors or consumers will accept them. Consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. No assurance can be given that such solutions will be available to us upon reasonable or any terms. If we are unable to acquire these solutions on reasonable or any terms, or if customers are unwilling to accept these solutions, our business and prospects could be harmed.

Our business could be harmed by a lack of availability of popular content.

Our digital media services business is affected by the release of “hit” music titles, which can create cyclical trends in sales distinctive to the music industry. It is not possible to determine the timing of these cycles or the future availability of hit titles. Hit products are important because they generate consumer interest. We depend upon the music content providers to continue to produce hit products. To the extent that new hits are not available, or not available at prices attractive to consumers, our sales and margins may be adversely affected.

The growth of our business depends on the increased use of the internet for communications, electronic commerce and advertising.

The growth of our business depends on the continued growth of the internet as a medium for media consumption, communications, electronic commerce and advertising. Our business will be harmed if internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the internet as a viable commercial medium, and identifying additional viable revenue models for digital media-bases business. We believe that other internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service, and necessary increases in bandwidth availability and access on an affordable basis, remain largely unresolved and may affect the amount and type of business that is conducted over the internet, and may impact our ability to sell our products and services and ultimately impact our business results and prospects.

If internet usage grows, the internet infrastructure may not be able to support the demands placed on it by such growth, specifically the demands of delivering high-quality media content. As a result, its performance and reliability may decline. In addition, Web sites have experienced interruptions in service as a result of outages, system attacks and other delays occurring throughout the internet network infrastructure. If these outages, attacks or delays occur frequently or on a broad scale in the future, internet usage, as well as the usage of our products, services and Web sites, could grow more slowly or decline.

If broadband technologies do not become widely available or widely adopted, our online media distribution services may not achieve broad market acceptance, and our business may be harmed.

We believe that increased internet use and especially the increased use of media over the internet may depend on the availability of greater bandwidth or data transmission speeds (also known as broadband transmission). If broadband technologies do not become widely available or widely adopted, our online media distribution services may not achieve broad market acceptance and our business and prospects could be harmed. Congestion over the internet and data loss may interrupt audio and video streams, resulting in unsatisfying user experiences. The success of digital media distribution over the internet depends on the continued rollout of broadband access to consumers on an affordable basis. To date, we believe that broadband technologies have been adopted at a slower rate than expected, which we believe has slowed the level of use of media over the internet and may harm our business and prospects if the rate of adoption does not increase.

More consumers are utilizing non-PC devices to access digital content, and we may not be successful in developing versions of our products and services that will gain widespread adoption by users of such devices.

In the coming years, the number of individuals who access digital content through devices other than a personal computer, such as personal digital assistants, cellular telephones, television set-top devices, game consoles and internet appliances, may increase dramatically. Manufacturers of these types of products are increasingly investing in media-related applications, but these devices are in an early stage of development and business models are new and unproven. If we are unable to offer our services on these alternative non-PC devices, we may fail to capture a sufficient share of an increasingly important portion of the market for digital media services or our costs may increase significantly.

We depend on a limited number of customers for a majority of our revenues so the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenues and operating results.

A limited number of customers have accounted for a majority of our revenues and may continue to do so for the foreseeable future. During each of the first nine months of 2003 and 2002, one customer accounted for approximately 11% and 14% of our revenues and another customer accounted for 6% and 11% of our revenues. We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing and broadening our customer base, our business could be harmed.

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

Our business will suffer if we do not anticipate and meet specific customer requirements or respond to technological change.

The market for digital media services is characterized by rapid technological change, frequent new product introductions and changes in customer requirements, some of which are unique or on a custom by custom basis. We may be unable to respond quickly or effectively to these developments or requirements. Our future success will depend to a substantial degree on our ability to offer services that incorporate leading technology, address the increasingly sophisticated, varied or individual needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

•	Our technology or systems may become obsolete upon the introduction of alternative technologies;

•	We may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and

•	The price of our services is likely to decline as rapidly as the cost of any competitive alternatives.

The development of new or enhanced services through technology development activities is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new services and enhancements. In addition, our inability to effectively manage the transition from older services to newer services could cause disruptions to customer orders and harm our business and prospects.

Our music content licenses could result in operational complexity that may divert resources or make our business more expensive to conduct.

The large number of licenses that we need to maintain in order to expand our music-related services creates operational difficulties in connection with tracking the rights that we have acquired and the complex royalty structures under which we must pay. In addition, our licensing agreements typically allow the third party to audit our royalty tracking and payment mechanisms to ensure that we are accurately reporting and paying the royalties owed. If we are unable to accurately track the numerous parties that we must pay in connection with each delivery of digital music services and deliver the appropriate payment in a timely fashion, we may risk penalties up to and including termination of certain licenses.

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

We must enhance our existing digital media services and applications, and develop and introduce new services and applications to stay competitive in that segment. Any failure to do so in a timely manner will cause our results of operations in that segment to suffer.

The market for digital media service solutions is characterized by rapidly changing technologies and short product life cycles. These market characteristics are heightened by the emerging nature of the internet and the continuing trend of companies from many industries to offer internet-based applications and services. The widespread adoption of the new internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

•	Identify and respond to emerging technological trends in the market;

•	Enhance our products by adding innovative features that differentiate our digital media services and applications from those of our competitors;

•	Acquire and license leading technologies;

•	Bring digital media services and applications to market and scale our business and operations on a timely basis at competitive prices; and

•	Respond effectively to new technological changes or new product announcements by others.

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

Our network is subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability.

Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Our systems and operations are susceptible to, and could be damaged or interrupted by a number of security and stability risks, including: outages caused by fire, flood, power loss, telecommunications failure, internet breakdown, earthquake and similar events. We do not have complete redundancy in our webcasting facilities and therefore any damage or destruction to these would significantly harm our webcasting business. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications. A sudden and significant increase in traffic on our Web sites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures.

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

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

Our services are complex and are deployed in complex environments and therefore may have errors or defects that could seriously harm our business.

Our services are highly complex and are designed to be deployed in and across numerous large complex networks. Our digital distribution activities are managed by sophisticated software and computer systems. From time to time, we have needed to correct errors and defects. In addition, we must continually develop and update these systems over time as our business and business needs grow and change, and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors and defects that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Web sites could be less attractive to such entities or individuals and our business could be harmed.

Our transmission capacity is not entirely in our control, as we rely in part on transmission capacity provided by third parties; and insufficient transmission capacity could result in interruptions in our services and loss of revenues.

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

Government regulation could adversely affect our business prospects.

Few existing laws or regulations specifically apply to the internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

There is uncertainty regarding how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, taxation, gambling, security, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the internet. The vast majority of such laws was adopted before the advent of the internet and related technologies and does not address the unique issues associated with the internet and related technologies. Most of the laws that relate to the internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the internet may directly or indirectly affect our business. While our customers and we may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

•	Limit the growth of the internet;

•	Create uncertainty in the marketplace that could reduce demand for our products and services;

•	Increase our cost of doing business;

•	Expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our Web sites or distributed or accessed through our products or services, with our provision of products and services, and with the features or performance of our products and Web sites;

•	Lead to increased product development costs or otherwise harm our business; or

•	Decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

The Digital Millennium Copyright Act (DMCA) includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which are determined by arbitration proceedings, known as CARP proceedings, supervised by the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under U.S. copyright law are pending. We cannot predict the outcome of these CARP proceedings and may elect instead to directly license music content for our subscription and/or non-subscription services, either alone or in concert with other affected companies.

Such licenses may apply only to music performed in the United States, and the availability of corresponding licenses for international performances is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. Many of our customers may be affected by these rates, which may negatively affect our revenue. Several CARP proceedings are pending for subscription music services and services that deliver digital downloads of music, and the outcome of these CARPs will also likely affect our business in ways that we cannot predict. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future CARPs relating to music subscription delivery services, which may also adversely affect the online distribution of music.

The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations, which in turn could harm our business.

There are a large number of legislative proposals before the United States Congress and various state legislatures regarding intellectual property, digital rights management, copy protection requirements, privacy, email marketing and security issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registration and revenue, and influence how and whether we can communicate with our customers.

We may be subject to market risk and legal liability in connection with the data collection capabilities of our products and services.

Many of our products are interactive internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products send information to servers. Many of the services we provide also require that a user provide certain information to us. We post an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. Any failure by us to comply with our posted privacy policy and existing or new legislation regarding privacy issues could impact the market for our products and services, subject us to litigation and harm our business.

A class action lawsuit has been filed against us which may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

We, and various underwriters for our initial public offering are defendants in a putative shareholder class action. The complaint alleges undisclosed improper underwriting practices concerning the allocation of IPO shares, in violation of the federal securities laws. Similar complaints have been filed concerning the IPOs of more than 300 companies, and the litigation has been coordinated in federal court for the Southern District of New York as In re Initial Public Offering Securities Litigation, 21 MC 92. A proposal has been made for the settlement and release of claims against the issuer defendants. The settlement is subject to a number of conditions, including approval of other proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. In addition, because class action litigation has often been brought against companies with periods of volatility in their stock prices, we could become involved in additional litigation.

Our stock price is volatile and may continue to be volatile in the future.

Our common stock trades on the Nasdaq SmallCap Market. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

•	Our anticipated or actual operating results;

•	Developments concerning our technologies and market offerings;

•	Technological innovations or setbacks by us or our competitors;

•	Conditions in the digital media and internet markets;

•	Announcements of merger or acquisition transactions; and

•	Other events or factors and general economic and market conditions.

The stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, and that have often been unrelated or disproportionate to the operating performance of companies.

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

Future sales of our common stock or the perception that future sales could occur, may adversely affect our common stock price.

If a large number of shares of our common stock are sold in the open market or if there is a perception that such sales could occur, the trading price of our common stock could decline materially. In addition, the sale of these shares, or possibility of such sale, could impair our ability to raise capital through the sale of additional shares of common stock.

The 17,358,553 shares subject to our recent prospectus represent 31.0% of our common shares outstanding on September 30, 2003. The selling stockholders under this registration statement will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume.

Sales of shares pursuant to exercisable options and warrants could also lead to subsequent sales of the shares in the public market. These sales, together with sales of shares by the selling stockholders, could depress the market price of our stock by creating an excess in supply of shares for sale. Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

Securities analysts may not continue to cover our common stock or may issue negative reports, and this may have a negative impact on our common stock’s market price.

There is no guarantee that securities analysts will continue to cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price. The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about our business or us. If one or more of the analysts who cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, recently adopted rules mandated by the Sarbanes-Oxley Act of 2002, and a global settlement reached between the SEC, other regulatory analysts and a number of investment banks in April 2003 will lead to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms will now be required to contract with independent financial analysts for their stock research. It may be difficult for companies with smaller market capitalizations, such as our company, to attract independent financial analysts that will cover our common stock, which could have a negative effect on our market price.

If proposed accounting regulations that require companies to expense stock options are adopted, our earnings will decrease and our stock price may decline.

A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Board (FASB) has indicated that possible rule changes requiring expensing of stock options may be adopted in the near future. Currently, we include such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States, but do not include stock option expense for employee options in our reported financial statements. If accounting standards are changed to require us to expense stock options, our reported earnings will decrease significantly and our stock price could decline.

Some provisions of our certificate of incorporation and bylaws and of Delaware law may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

Some of the provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price. For example, our board of directors is divided into three classes. At each annual meeting of stockholders, the terms of approximately one-third of the directors will expire, and new directors will be elected to serve for three years. It will take at least two annual meetings to effect a change in control of our board of directors because a majority of the directors cannot be elected at a single meeting, which may discourage hostile takeover bids.

In addition, our certificate of incorporation authorizes the board of directors to issue up to 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock are currently outstanding and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

Our bylaws contain provisions that require stockholders to act only at a duly-called meeting and make it difficult for any person other than management to introduce business at a duly-called meeting by requiring such other person to follow certain notice procedures.

Finally, we are also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. The preceding provisions of our certificate of incorporation and bylaws, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management, even if such things would be in the best interests of our stockholders.

We have not, and currently do not anticipate, paying dividends on our common stock.

We have never paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and the expansion of our business.

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We provide Internet media infrastructure services and applications. Our financial results could be affected by factors such as changes in interest rates and fluctuations in the stock market. As substantially all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our risks. Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our invested cash balances of $20.5 million at September 30, 2003, a one percent change in interest rates would cause a change in interest income of $205,000 per year. Due to the limited duration of our short-term investments and their investment grade level, we anticipate no material market risk exposure. In addition, our 2003 Revolving Facility has a term of one year and bears interest based on the prime rate. Based on the $1.2 million balance outstanding at September 30, 2003, a one percent increase in the prime rate would increase our interest expense by $12,000 per year.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Between July 26, 2001 and August 30, 2001, four substantially similar class action complaints were filed in the Untied States District Court for the Southern District of New York against us and certain of our former officers and directors, as well as against certain underwriters who handled our March 15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased our common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by our underwriters in connection with our initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. We and the individual defendants have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently, all claims against the former officers have been withdrawn without prejudice. We, along with the many other issuer defendants, moved to dismiss the claims in the complaint. By decision dated February 19, 2003 the court denied our motion. A proposal has been made for the settlement and release of claims against the issuer defendants. The settlement is subject to a number of conditions, including approval of other proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and we intend to defend the case vigorously.

     On February 3, 2003, we entered into an agreement with Regent Pacific Management Corporation pursuant to which Regent Pacific would provide management services. The agreement was for a term of 26 weeks, with an option to renegotiate certain terms of the agreement after 13 weeks, and was terminable by either party under certain circumstances. Under the agreement, we paid certain fees to Regent Pacific. In addition, Regent Pacific was to receive stock options to purchase up to 4,000,000 shares of our common stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. On March 7, 2003, Regent Pacific resigned from the engagement. On July 25, 2003, Regent Pacific filed suit against us in the United States District Court for the Norther District of California for breach of the agreement. In this complaint, Regent Pacific is seeking unspecified damages and specific performance of our alleged obligation to grant the stock options due them under the contract. We believe that we have meritorious defenses to the claims made in the suit, intend to defend vigorously this suit, and intend to bring certain counterclaims against Regent Pacific.

     On or about January 8, 2003 Dominion Venture Finance, L.L.C. commenced an action against us and other defendants in the Superior Court of the State of California, County of San Francisco. In its complaint, plaintiff alleged that pursuant to a loan and security agreement and a master lease agreement (the liabilities for which agreement, plaintiff alleged, were acquired by us when we merged with an entity known as DiscoverMusic.com, Inc.), we failed to make certain required payments to plaintiff. On August 5, 2003, we agreed to settle all claims under the suit for a cash payment of approximately $228,000, which represented the outstanding principal and interest under the agreements.

     In April 2003, the landlord of one of our unoccupied facilities filed suit against us in the Superior Court of Washington, King County, for breach of its lease and is seeking an unspecified amount of damages. We believe that we have meritorious defenses to the claims made in the suit and intend to vigorously defend this suit and may also bring certain counterclaims against the landlord.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  Recent Sales of Unregistered Securities

     As discussed in Note 6 to the consolidated financial statements, in August, 2003, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the we issued and sold 7,838,708 shares of our common stock at a price of $1.55 per share. In connection with such financing, we also issued warrants to the investors to purchase 783,871 shares of common stock, and a warrant to Roth Capital Partners, LLC, the placement agent, to purchase 195,968 shares of common stock, all with an exercise price of $2.00 per share. The warrants are exercisable beginning February 27, 2004 and expire February 27, 2007. Roth Capital Partners also received a placement fee of 4% of the gross proceeds. The shares and warrants were issued without registration under the Securities Act of 1933 to accredited investors in reliance on the exemption provided by Regulation D, Rule 506 under the Securities Act. An appropriate legend was placed on the shares and warrants. The shares purchased and shares which may be purchased upon exercise of the warrants were registered for resale on a Form S-3 registration statement which became effective on October 14, 2003.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

10.1 (1)	Securities Purchase Agreement dated August 28, 2003.

10.2 (1)	Registration Rights Agreement dated August 28, 2003.

10.3 (1)	Form of Common Stock Purchase Warrant dated August 28, 2003.

31.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jerold J. Goade Jr., Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Jerold J. Goade Jr., Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Loudeye Corp.’s Form 8-K filed on September 2, 2003.

(b)	Reports on Form 8-K

On July 15, 2003, we filed a Report on Form 8-K containing disclosure in Items 5 and 7.

On July 15, 2003, we furnished a Report on Form 8-K containing disclosure for Item 12.

On August 5, 2003, we furnished a Report on Form 8-K containing disclosure for Item 12.

On September 2, 2003 we filed a Report on Form 8-K containing disclosure in Items 5 and 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, November 13, 2003

LOUDEYE CORP.

BY:	/s/ JEFFREY M. CAVINS

Jeffrey M. Cavins
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ JEROLD J. GOADE, JR.

Jerold J. Goade Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)