Form 10-K
period 2003-12-31
LOUDEYE CORP
filed 2004-03-22
CIK 1064648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $33,337,055 as of June 30, 2003, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	67,852,142
(Class)	(Outstanding at February 29, 2004)

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement relating to the registrant’s 2004 Annual Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

LOUDEYE CORP.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2003

PART I

Item I	Business

Forward Looking Statements

      Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II hereof, and statements regarding regulatory approvals, operating results and capital requirements, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are made under the safe harbor provisions thereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of terms like these or other comparable terminology. These forward-looking statements are only predictions and actual events or results may differ materially from those projected. Specific factors that could cause actual results to differ materially from those projected include, but are not limited to, uncertainties related to our new product offerings; uncertainties related to the effectiveness of our technology and the development of our products and services; dependence on and management of existing and future corporate relationships; dependence on licensed content and technology; dependence on proprietary technology and uncertainty of patent protection; management of growth; history of operating losses; future capital needs and uncertainty of additional funding; dependence on key personnel; intense competition and probable new entrants; existing government regulations and changes in, or the failure to comply with, government regulations, and other risks detailed below, including the Risk Factors in Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those included from time to time in the Company’s other reports with the SEC and press releases, copies of which are available from the Company upon request. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to publicly release any revisions of the forward-looking statements contained herein to reflect events or circumstances after the date hereof. Readers are cautioned not to place undue reliance on these forward-looking statements, as our business and financial performance are subject to substantial risks and uncertainties.

Overview

      We are an innovative business-to-business provider of services that facilitate the distribution and promotion of digital media content to media & entertainment, retail and enterprise customers. Our services enable our customers to outsource the management and distribution of audio and video digital media content over the Internet and on other digital distribution platforms. Our technical infrastructure and back-end solutions, combined with our proprietary applications, comprise an end-to-end solution, from basic digital media services, such as the hosting, storage, encoding, management and protection of media assets for content owners, to complex, fully-outsourced digital media distribution and promotional services, such as private-labeled digital music download stores and streaming Internet radio and music sample services. Our solutions reduce the complexity and cost of internal solutions, and enable our customers to provide branded digital media offerings to their users while supporting a variety of digital media technologies and consumer business models.

      Some of our customers include Amazon.com, America Online, Apple Computer, BuyMusic, The Coca-Cola Company, Digital Music Initiative, Dreamworks Records, EMI Recorded Music Holdings, Microsoft Corporation, Siebel Systems, Sirius Corporation and Yahoo!.

      The use of the Internet as a medium for media distribution has continued to evolve and grow in recent years. Traditional media & entertainment companies, such as major record labels, have in recent years faced significant challenges associated with the digital distribution of music. However, these companies have recently begun to license some of the rights to their digital music content for distribution and sale online on a subscription or individual track or album basis. Additionally, retailers and advertisers have begun to use digital media to aid in the marketing and selling of their products. As such, traditional distribution channels for media have expanded as content owners have begun to license and distribute their content online through new and existing partners, and consumers have begun to purchase and consume content using personal computers and other digital devices. In addition, traditional media formats have expanded to include a variety of digital technologies, rich media formats and digital rights management solutions.

      We developed our solutions to address the new methods of media distribution, promotion and content management that have emerged over recent years. Our digital media services enable digital distribution of media via the Internet and other emerging technologies. These services encompass a variety of related services and provide the major components needed to address the management and delivery of digital media, from content management to content distribution, including:

•	Advanced application services. Our software applications enable our customers to outsource to us the complete requirements to run a digital media service over the Internet directed to end users or end consumers. We develop and provide proprietary Internet and wireless software applications to publish and manage digital media for the end users of our customers. The applications support private label user interfaces and customized templates. We can host the applications on behalf of the customer, and the customer’s deployment of these applications are designed to have the look, feel and branding of the customer’s existing products and website. The application platform and services support integration to a customer’s website, inventory, and commerce and billing systems. We offer such application services as the Loudeye Digital MusicStoreTM, iRadioTM, music sample and webcasting services;

•	Digital media storage and access. Our proprietary systems and technology enable the scalable archiving, retrieval and processing of large inventories of digital media. Digitized masters of the media assets are stored on our high capacity storage array systems and accessed via our proprietary, automated, web-based access tools to search, deliver and manage such content;

•	Digital media distribution. Digitally formatted content can be distributed to end users on behalf of our customers via streaming or download services. Our solution can support full tracking and reporting of such end user activity for purposes such as royalty settlement or direct marketing. Our scalable network infrastructure can deliver to large numbers of end-users with high levels of reliability;

•	Traditional source media ingest and capture. Source content is captured live via our extensive signal ingress capabilities, including satellite downlinks, video fiber, frame relay, ISDN, automated telephony-to-IP switches and teleconferencing equipment, as well as on-demand via processing of archived source audio and video in a wide range of legacy and digital formats; and

•	Media processing services. Media assets are processed into the digital media formats of our customers’ specifications via our proprietary encoding and transcoding systems.

      To support these solutions, we have obtained licenses and cultivated relationships with the five major record labels and hundreds of independent record labels. The target customers for our digital music services include media & entertainment companies, such as media portals, broadcasters, major record labels and advertisers, traditional and Internet-based retailers, wireless companies and consumer electronics manufacturers.

      We also offer highly scalable live and “on-demand” audio and video webcasting services, supported by proprietary applications and an advanced Internet-protocol based digital broadcast center based in Seattle. The target customers for these solutions include media & entertainment companies, as well as large and medium-sized enterprises across a range of industries. Webcasting services are often sold in arrangements that include a continuing “on-demand” archival component that enables the customer access to its content after an event has been webcast.

      Our capabilities include a robust production and rich media delivery infrastructure, featuring significant capacity to manage customer requirements and a flexible and extensible platform to enable tailored solutions and serve a diverse range of market opportunities. Our solutions offer customers the following key benefits:

•	End-to-end outsourced solutions reduce complexity and cost of in-house implementations;

•	High degree of flexibility enables tailored customer solutions;

•	Scalable systems and network infrastructure provide significant capacity and reliability; and

•	Strategic relationships facilitate authorized digital media strategies.

      In January 2004, we sold our media restoration services business to a company controlled by the general manager of those operations. We will continue to sell, for a fee, media restoration services on behalf of the purchaser for a two-year period, but this is no longer a material part of our business.

      Our shares trade through the Nasdaq SmallCap Market under the symbol “LOUD.” Our address is 1130 Rainier Avenue South, Seattle, WA 98144 and our telephone number is (206) 832-4000. Our Internet site is located at www.loudeye.com. We make available through our website free of charge all of our annual reports on Form 10-K, quarterly reports on Form  10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file them electronically with, or furnish them to, the SEC. The information found on our website is not part of this annual report.

Industry Background

      The digital media industry encompasses many sectors, software and technologies. Companies operating in the digital media industry focus on developing and deploying innovative technologies to perform, promote and distribute audio and video content over the Internet and over other digitally-enabled channels such as personal computers, televisions, mobile phones and other portable devices.

      In 2003, digital media continued to grow as a broad-based tool for communications, online media promotions and the distribution of content, particularly in the media, entertainment and corporate sectors. This growth has been driven in large part by an increase in broadband adoption and significant improvements in streaming technologies capable of delivering high quality content in smaller file sizes. A critical trend in these technology and streaming format enhancements is a marked increase in ease of use and effectiveness of streaming media, including, in some cases, instant-on access to streaming content without buffering. At the same time, content owners such as major media companies, film studios and record labels are providing more content in a digital format to capitalize on these opportunities.

      The digital media industry underwent significant changes in 2003, and is rapidly adapting to satisfy the growing consumer and business demand for digital media products and services. Key trends in the industry over the past year have included:

•	Increasing consumer broadband connectivity. The estimated number of consumers with a broadband Internet connection will reach approximately 30 million by the end of 2004, according to a 2003 report by Forrester Research. Jupiter Research concludes that a larger Internet audience using broadband connections will combine to shift nearly $2 billion in music spending to online distribution in the next five years.

•	Wide proliferation of digital music technologies and devices. Digital media is no longer confined to personal computers. For example, in 2003 there was a significant increase in the number of portable digital music players, as well as an increase in the usage of digital music on other mobile devices. Jupiter Research predicts up to a 50% growth in the United States MP3 player market for the next three years, reaching an estimated install base of approximately 26 million players by 2006. Research group IDC predicts that the U.S. ringtone market will grow to more than $1.0 billion by 2007, and that approximately 1.5 million ringtones are purchased on the Internet each month in North America. Music subscription services are also expected to attract approximately 2.0 million subscribers and account for approximately $125 million, or 10%, of music sales by 2007, according to Forrester Research.

•	Major record labels begin licensing digital media content. Music companies have faced a three-year decline in new CD sales, which they blame largely on illegal file swapping and other illegitimate means of copying and transferring copyrighted music. To create a legal means to meet the strong consumer demand for digital music, and to compensate for lost revenue as a result of peer-to-peer file sharing, the music industry has generally supported the launch of new music stores and services by licensing their catalogs for digital distribution.

•	Consumer migration from illegal file sharing to legitimate music downloads. There are indications that illegal file sharing is declining due to factors including:

•	Increased pressure from the Recording Industry Association of America (RIAA), including litigation directed at individual file traders;

•	Corrupted files and other viruses embedded in files found on peer-to-peer networks;

•	Declining pre-pressed CD prices; and

•	The introduction of legitimate digital music stores.

      For example, Nielsen SoundScan concluded that for the last three months of 2003, CD sales increased 5.6% and overall music sales, including singles and online downloads, increased 10.5% from the year-ago period. Forrester Research has predicted that downloads will generate approximately $2.1 billion by 2007 and account for approximately 33% of music sales the following year.

      These shifts in the industry present market opportunities for us, as our turnkey product offerings address the technical challenges our partners face in launching their own music store or service to distribute digital music content to end-users.

Challenges in Digital Media Distribution

      To manage and distribute digital media, companies may develop internally the core competencies required to develop and deploy digital media content, or they may outsource these responsibilities to a third party. The core competencies required to manage and distribute digital media content include:

•	Application and business model support to enhance the audio and video experience, track and report usage, monetize and protect content, and manage customer service;

•	Scalable and reliable hosting and network distribution;

•	High quality encoding and third-party digital media technology support;

•	Digital media archive management; and

•	Source media and metadata capture.

      Metadata provides descriptive data to the consumer such as, in the case of music titles, artist information, track level data, title name, and cover art. Metadata may also include additional information that can be used to facilitate transactions or establish marketing relationships, such as links to online sale sites or opt-ins for email marketing campaigns. In addition, metadata is important to facilitating the administration of tracking and reporting required in many licensing arrangements with copyright holders.

      It may be difficult or cost-prohibitive for providers and distributors of digital media content to develop, manage, and maintain these core competencies on an ongoing basis, as such companies may lack the internal resources or time to develop the expertise necessary to address these problems without disrupting their core business activities.

      In addition to the technical challenges, digital media distributors may encounter a number of difficulties in obtaining copyright licenses from content owners. For example, a company may obtain a copyright license that enables it to distribute certain digital media content — but only in one particular area (such as reproduction and performance, wireless delivery or subscription based programming, to the exclusion of others). Consequently, the company may need to enter into additional licensing arrangements to use the same content in other areas. As such rights are often held by different parties, such as publishers, artists and record labels, the effort to obtain such rights is often onerous, and may disrupt, delay or prevent the launch of a wide range of digital music business models.

      For content owners, the digital media industry presents certain additional challenges. Content owners must:

•	Ensure proper and timely distribution of their music catalog to hundreds of music services around the world;

•	Ensure content is protected against unauthorized distribution or prohibited use;

•	Collect and manage usage reports and associated royalty payments for the sale of content; and

•	Manage sufficient and reliable technology resources to distribute content to partners and stay abreast of current technological developments that affect their interest and revenue potential in the digital distribution channel.

The Loudeye Solution

      We support the end-to-end management and delivery of digital media content for both content owners and downstream distributors. Our digital media services enable our business partners to outsource completely the creation, management and delivery of audio, video and other visual content via the Internet and other digital distribution platforms. Our solutions reduce the complexity and cost of internal digital media solutions, while supporting a variety of digital media strategies and customer business models.

      We believe we have been and remain a pioneer and industry leader in the rapidly developing digital music market. Through our new turnkey products, the Digital MusicStoreTM and iRadio ServiceTM, we have expanded our signature services to enable our customers to launch digital music storefronts under their own private brand names. We also continue to increase the digital music catalog available to our customers, the size of which we believe is unparalleled in the industry.

      Our digital media solutions offer our customers the following key benefits:

•	End-to-end outsourced solutions reduce complexity and cost of in-house implementations. Large and medium-sized enterprises and content owners that want to encode and distribute their video and audio content can do so either from their own production capabilities and network servers or through third-party service providers. Our services and applications provide a comprehensive solution through a single outsourced solution. Our solutions reduce complexity and allow our customers to avoid the development and ongoing maintenance costs of establishing internal capabilities. Our end-to-end services address a series of highly complex steps required to deploy digital media effectively and reliably to large audiences. We deliver high quality and reliable services at a lower cost than the development and maintenance of comparable internal solutions, enabling our customers to leverage our existing and evolving expertise.

•	Transferable content license rights. We have obtained copyright licenses for various offerings within our digital music services which are transferable to our customers. We can therefore enable our customers to avoid the cost and time required to negotiate and obtain such licenses for themselves. We have developed relationships and signed content licensing agreements with all five of the major record labels: UMG Recordings, Inc., Sony Music Entertainment, Inc., Warner Music Group, Inc., EMI Recorded Music Holdings, Inc. and BMG Music, and hundreds of independent record labels, and we continue to develop working relationships with other music companies.

•	Comprehensive digital media services to address the marketing and entertainment markets and enterprise communication. Customers in a broad range of industries are beginning to deploy digital media to communicate, market products, and distribute media & entertainment. We support the online marketing initiatives of our customers through our digital media services including our leading music samples services, online radio services, advertisement insertion solutions, and music download services. In addition, we provide outsourced services to support the management and distribution of our customers’ digital media catalogs, including scalable encoding and delivery services. Our proprietary suite of webcasting and web conferencing applications and services, coupled with our scalable network and production infrastructure technologies, provide a simple, cost-effective method for companies to communicate online with audiences of any size. Using our services, enterprises can offer their target audiences access to webcasts of a variety of corporate events such as product launches, investor earnings calls, conferences and distance learning seminars.

•	Scalable systems and network infrastructure provide significant capacity and reliability. Corporations and content owners may encounter capacity and technological limitations if they attempt to deliver digital media to large numbers of end-users using in-house production capabilities and network servers. Our solution is highly scalable, allowing us to process a large number of simultaneous audio or video events and to seamlessly add additional capacity as necessary. We have developed proprietary products and services based upon an automated and distributed architecture of encoding, conversion and media enhancement systems. We have one of the most extensive signal ingress capacities in the industry that allows us to acquire hundreds of audio and video signals simultaneously. Additionally, we can handle a wide range of other traditional and legacy media formats. The content is then encoded by hundreds of distributed video/audio encoding servers. The content can be delivered back to customers in raw digital formats through a variety of methods, or hosted and served by our proprietary cell-based streaming network architecture. Our facility’s design is modular and scalable to accommodate growth and changes in technology.

•	High degree of flexibility enables tailored customer solutions. Because our customers require flexibility in the formats and manner that their digital media is distributed, as well as the manner in which their content is captured, we offer a wide range of media ingest and capture methods and support a wide range of digital media formats and other third party technologies. In addition, our hosting services and proprietary applications provide additional support to customers, enabling them to access advanced reporting and management tools and offer value-added services such as digital rights management and ad insertion to enable a variety of business models and strategies for our customers.

Products and Services

      Our comprehensive digital media products and services include private-branded digital music stores, such as our Digital MusicStoreTM and iRadio ServiceTM, digital music encoding, metadata licensing, advanced fingerprint database generation, hosted music sample services, hosted music download services, including digital rights management license clearing, online radio solutions and rich media advertisement insertion. The target customers for our digital media services include traditional and Internet-based retailers, media & entertainment companies, including media portals, broadcasters and the major record labels.

      We also provide enhanced enterprise communication services, which include highly scalable, live and on-demand audio and video webcasting services supported by proprietary applications such as synchronized streaming slide presentation capabilities. Using our services, enterprises can offer small and large audiences access to webcasts of a variety of corporate events, such as product launches, investor earnings calls, conferences and distance learning seminars. Our web conferencing service enables companies to easily facilitate small online slide presentation meetings. The target customers for these solutions include medium and large-sized enterprises across a range of industries.

      Our digital media solutions are offered through three tiers of service — application services, hosting and streaming services and encoding services and customers may choose any combination of these tiers of service. Our services are priced based on several criteria, including the extent and volume of infrastructure usage, particularly of network and storage; the means used to capture the content; the applications used; and the extent of additional value-added services provided.

Application Services

      We have built an application layer of proprietary products comprising end-to-end solutions. These applications are deployed on an application services provider (ASP) basis where the software runs on equipment managed and monitored by us. Our customers have flexibility and options to choose their individual level of customization or integration.

      The Loudeye Digital MusicStoreTM provides the components necessary to enable a partner to create, promote and operate a superior digital music experience under its own brand name. Digital MusicStore will permit our partners to give their customers the ability to search, sample, solicit recommendations, manage, purchase and download legally CD-quality music tracks, albums and ring tunes to devices of their choice. Our Digital MusicStore integrates with a partner’s existing technology and infrastructure, offering either a complete storefront or expanding an existing presence. Key features of Digital MusicStore include:

•	Web-based, private-branded music discovery client;

•	Digital music hosting and download delivery;

•	Digital rights management using Windows Media DRM;

•	Usage reporting;

•	Digital music royalty settlement;

•	Streaming music samples and cover art;

•	Music metadata; and

•	Rich media ring tunes (for wireless applications).

      The Loudeye iRadio ServiceTM offers 100 channels of CD-quality streaming music delivered through a partner’s own privately branded player interface. It is capable of supporting delivery to a range of consumer music devices and appliances. The iRadio service can be deployed online for web-based retailers and portals, as well as offline for consumer electronic devices and appliances, digital home entertainment systems and other digital broadcasting outlets. Key features in the first release of iRadio include:

•	24x7 music programming in compliance with the Digital Millennium Copyright Act;

•	Web-based, private-branded music discovery client;

•	100 channels of pre-programmed or customizable (by artist or genre) CD quality music; and

•	Support for delivery to PCs and consumer electronics products.

      We have additional proprietary applications that support a variety of business models and customer strategies. Our advertisement insertion solutions support dynamic content insertion that enable digital media advertising and marketing campaigns and our digital download platform includes rights management clearing. These applications enable customers to promote, manage, and monetize their digital media offerings.

Hosting and Streaming Services

      Our hosting services allow digital media content to be packaged and converted into a variety of streaming media and digital download formats via our encoding services. We can also host this content in a central media repository.

      We provide comprehensive webcasting solutions that enable enterprises to broadcast audio, video and visually oriented communications over the Internet. Our proprietary suite of webcast applications and services, coupled with our scalable network and production infrastructure technologies, provide a simple, cost-effective way for corporations to communicate online with large groups. We provide our services to large and medium sized enterprises as well as traditional media and broadcast companies.

      We provide our customers with the infrastructure and service components necessary to deploy a streaming media offering as part of an Internet or intranet presence. Our enterprise clients use this offering to augment and support their existing business initiatives. We also provide streaming services for audio and video conferencing, distance learning, corporate or departmental meetings, presentations, conferences, roadshows and other investor relations offerings. Our webcasting services include both live events and on-demand streaming services.

      Our web broadcasting capabilities allow customers to extend significantly the reach of traditional conferencing services or live events to enable one-to-many communications to be broadcast conveniently and economically to the widest possible audience. Companies are able to leverage the creation of content over a mass medium, reduce communication costs, maintain brand identity through a controlled user experience, and in many instances, generate additional revenue streams from the distribution of content to previously untapped audiences and markets.

      We also provide customers with access to our samples services, which is a hosted end-to-end streaming service that delivers high quality music samples to customers in the online music business. Our music samples are streaming files containing selected portions or “samples” of a full music track. For all musical genres except classical and jazz, the music samples are generally 30 seconds in duration. For classical and jazz music tracks, the music samples are typically 60 seconds in duration. Music samples are used by customers for many purposes, including increasing online music sales, user traffic and customer retention.

Encoding Services

      To transmit digital media over the Internet and other advanced digital distribution networks, the uncompressed digitized content needs to be encoded into compressed, Internet-compatible digital formats. Encoding large volumes of content in an efficient manner is a complex process that requires highly scalable production technology. In addition, it is at the encoding stage that metadata is at times merged with the encoded file from a centralized database, which adds to the complexity of the encoding process. Various digital encoding formats and technologies continue to evolve and often conflict with one another. As a result, content owners often desire to create multiple versions of their digital content in multiple formats to support their distribution strategies. Additionally, the encoding process for a particular item (or for an entire library) may need to be repeated over time to keep pace with the introduction of new formats and the changing preferences of online users.

      Our innovative services address these challenges via the outsourced management and encoding of our customers’ content. Typical digital media service projects can involve conversion of tens of thousands of music titles or thousands of hours of video content into encoded content of multiple formats and bit rates. Once content has been encoded, we can provide watermarking, encryption and other digital rights management technologies to enable our customers to protect and manage their content. A file created from the source materials containing specified database and attribute data relating to a particular piece of content can then be linked to that content as part of the overall encoding process. We also provide project analysis, as well as consulting, integration and custom application development.

Loudeye’s Content Catalog

      Our digital music archive includes nearly 4.5 million full song tracks and includes metadata associated with the music files. In 2003, we delivered approximately 14.0 million digital music files and served nearly a billion song samples to consumers through major online music retailers and websites, such as America Online, Amazon.com, barnesandnoble.com, CDNow, Yahoo!, House of Blues, Windowsmedia.com and MSN. We offer the service primarily under long-term contracts.

Anti-Piracy and Peer-to-Peer Promotional Tools

      In March 2004 we acquired Overpeer, Inc., a provider of digital media anti-piracy, data mining and promotional solutions on peer-to-peer (p2p) networks worldwide. Overpeer holds multiple patents in Asia and Europe, and has three patents pending in the U.S. for its proprietary technology, systems and software.

      With the inclusion of Overpeer’s technologies into our comprehensive package of digital media solutions, we now provide our content owners with the following additional benefits:

•	Powerful data mining and analytical tools and comprehensive information on digital music, video, game and software usage;

•	Potent anti-piracy solutions to disrupt the illegal sharing of copyrighted material; and

•	Targeted promotional services for companies to capitalize on previously untapped revenue streams across content sharing networks.

Sales and Marketing

      We sell our services through a combination of direct and indirect sales, with all channels and regional offices managed by a single sales organization. Our digital media services direct sales force markets our services to customers in a diverse range of markets, such as media & entertainment, retail, computer software, business services, financial services, pharmaceutical and manufacturing. We currently have a sales presence in Seattle, Washington and Los Angeles, California. Sales employees are compensated with a salary and commission based upon business with existing and new clients.

      Our indirect sales group targets resellers who market to their established customer bases. We private label or co-brand our services for these partners depending on their requirements. We also partner with companies to resell our services through their websites, or through co-branded websites, or to include our services with their product offerings. We offer our reseller partners our services at a discount to our traditional retail pricing model and our referral partners receive a percentage of revenue pursuant to terms of the agreements.

      Our marketing objectives are to build awareness for our brand among key market segments and to maintain a position as a leading full-service digital media service provider. To support these objectives, we utilize public relations, trade shows, advertising and direct marketing.

      As of February 15, 2004, we had nine full-time employees in our sales and marketing organization, all of whom were located in the United States.

Operations and Technology

      We manage all aspects of our digital media products including encoding, content preparation, digital rights management, license verification, reporting and royalty payments, hosting and distribution to the Internet, and digital music licensing from our “Grand Central” media operations center in Seattle, Washington.

•	Digital music storage and access. Our proprietary systems and technologies enable the scalable archiving, retrieval and processing of large inventories of digital music. Digitized content is stored on our high capacity storage array systems and accessed through our proprietary, automated web-based access tools to search, provision and manage such content. Once captured and digitized in uncompressed format, content can be stored on our digital music archive system for later uses.

•	Music processing services. We process music to customer specifications using our proprietary production systems. The production system is an automated, scalable combination of hardware and software consisting of advanced digital archive technology, proprietary file management systems, customized user interfaces and a highly distributed encoding system. Metadata is also used to track and report information required by many licensing arrangements with copyright holders.

We encode customer content in a parallel process and we have developed proprietary processes which allow us to encode audio and video content across several streaming media and download formats simultaneously. Our parallel process supports multiple codecs and technologies from third party developers such as Microsoft, RealNetworks, Audible Magic and others. This format flexibility enables customers to support a variety of digital music strategies. Because these formats and platforms continue to evolve, we believe that the benefits of our multiple platform approach will remain applicable as new technologies emerge. Encoded files are reviewed for quality and then delivered to the customer as a collection of files or routed automatically to our hosting services for direct delivery as a hosted stream or available download, over the Internet and through the Loudeye Digital MusicStore.

•	Digital music distribution. Digitally formatted content can be delivered to customers through a range of methods, from secured file delivery to a fully hosted streaming or download service published and streamed through our network infrastructure and the Loudeye Digital MusicStore.

      We have invested in a network distribution infrastructure built around a scalable, redundant, “cell-based” network architecture. Depending on the music format and the bit rate, we are able to stream and host simultaneously thousands of outbound streams and music downloads. We can expand our capacity by adding additional servers within cells. This network is backed by high-capacity online storage that uses mirroring and other techniques to increase redundancy and scalability. Our hosting and distribution operation includes hundreds of servers and supports load balancing and other network management techniques that have been optimized for digital music downloads. We can also serve content across networks of other providers if we exceed our capacity or if we are requested to do so.

      Our operations and production personnel are organized into functional teams which include project management, quality control, logistics operations, data measurement, audio capture and encoding, video capture and encoding, and production systems engineering support. In addition, we have a team that supports our network and hosting services. As of February 15, 2004 we had six full-time employees in engineering, network services and information technology support and 32 full-time employees in our production and research and development areas.

Customers

      The target customers for our digital music products include major consumer electronics companies, traditional and Internet-based retailers, media & entertainment companies, wireless carriers and branded consumer products companies. In 2003, we served over 500 customers. Our customers include Amazon.com, America Online, Apple Computer, BuyMusic, The Coca-Cola Company, Digital Music Initiative, Dreamworks Records, EMI Recorded Music Holdings, Microsoft Corporation, Siebel Systems, Sirius Corporation and Yahoo!. In 2003, Microsoft Corporation and The Coca-Cola Company accounted for 5% and 11% of our revenues. In 2002, Microsoft Corporation and The Coca-Cola Company accounted for 10% and 13% of our revenues. In 2001, The Coca-Cola Company accounted for 17% of our revenues.

Competition

      The market for digital media solutions is rapidly evolving and intensely competitive. We expect competition to persist and intensify in the future. Although we do not currently compete against any one entity with respect to all aspects of our services, we do compete with various companies and technologies in regards to specific elements of our services. In addition, we face competition from in-house solutions.

      For our digital music solutions, we compete with several companies providing similar levels of outsourced digital music services including Roxio (through its Napster service), Liquid Digital, MusicNet, and MusicNow. For encoding services, we compete with companies including Muze and All Music Guide. In addition, well-capitalized, diversified digital media technology companies such as Microsoft, Apple and Real Networks may compete with us in the future with their own services or applications. In certain markets, such as music distribution, the major record labels have acquired and invested in digital music services and technologies that could compete with our digital music services. Traditional radio broadcasters could also develop online music and radio services which could compete with our solutions.

      A significant source of competition includes our potential customers who choose to invest in the resources and equipment to digitally manage, encode and/or host and deliver their media themselves on an in-house basis. In-house service is expected to remain a significant competitor to our services, although we believe that as digital music strategies expand, and the scale of infrastructure and applications required to support business strategies increases, companies that currently manage these processes internally will see a significant economic advantage to outsourcing.

      We believe that the principal competitive factors in our market include:

•	Ability to offer a private branded solution;

•	Service functionality;

•	Service quality;

•	Service performance;

•	Ease of use of products and services;

•	Reliability of services,

•	Scalability of services;

•	Security of services;

•	Breadth of content;

•	Customer service and support; and

•	Pricing.

      Although we believe that our products and services compete favorably with respect to each of these factors, the market for our products and services is new and evolving rapidly. We may not compete successfully against current or future competitors, many of which have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies or establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that are more sophisticated than our own. For these and other reasons, our competitors’ products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations.

Proprietary Rights and Intellectual Property

      We rely primarily on a combination of copyrights, trademarks, trade secret laws and contractual obligations with employees and third parties to protect our proprietary rights. We have one issued patent, and we have filed eight U.S. patent applications and twelve international patent applications that claim priority to six previously filed provisional applications. Our Overpeer subsidiary, acquired in March 2004, holds multiple patents in Asia and Europe, and has four patents pending in the U.S. for their proprietary technology, systems and software. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect that we will increase our international operations in the future and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

      The digital music industry is characterized by the existence of a large number of patents, licenses and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. As discussed above, obtaining the requisite licenses can be difficult, as separate licenses often must be obtained from a variety of rights holders for distinct activities related to the delivery of digital music, such as reproduction and performance, which requires separate licensing arrangements. In addition, these copyrights may be held by different parties, such as publishers, artists and record labels. The music industry in the United States is generally regarded as highly litigious. As a result, in the future we may be engaged in litigation with others in the music industry, including those entities with which we have ongoing content license arrangements.

      Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third party proprietary rights, such as patents, trademarks or copyrights, by us or our licensees, from time to time in the ordinary course of business. Any claims relating to the infringement of third party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from providing our products or services in the United States or abroad. Any of these results could harm our business. We may increasingly be subject to infringement claims if the number of products and competitors in our industry grow and the functions of products overlap.

Government Regulation

      We are not currently subject to direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses, although certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Few existing laws or regulations specifically apply to the Internet. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet. These laws may relate to areas such as content issues (such as obscenity, indecency and defamation), encryption concerns, including export contents, copyright and other intellectual property rights, caching of content by server products, electronic authentication or “digital signatures,” personal privacy, advertising, taxation, electronic commerce liability, email, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations may also impose regulations, some of which may conflict with U.S. regulation.

      The adoption of such laws or regulations, and the uncertainties associated with their validity and enforcement, may affect our ability to provide our products and services, may increase the costs associated with our products and services and may affect the growth of the Internet generally. These laws or regulations may therefore harm our business.

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

      Specifically, with respect to one aspect of copyright law, on October 28, 1998, the Digital Millennium Copyright Act, or DMCA, was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our future business activities, we and our customers may be required to pay licensing fees for digital sound recordings we deliver or our customers provide on their web site and through retransmissions of radio broadcasts and/or other audio content. The DMCA does not specify the rate and terms of such licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. Moreover, with respect to digital publishing, sound recording and other music licenses not directly covered by the DMCA, various parties interested in distribution of digital music plan to engage in a proceeding before a tribunal of the United States Copyright Office along with the RIAA during 2004 to determine what, if any, licensee fees should be paid to various rights holders.

      Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers.

Employees

      As of February 15, 2004, we had a total of 56 full-time employees, of which 19 were in production, 13 were in research and development, 9 were in sales and marketing, 6 were in engineering, network services and information technology support, and 9 were in general and administration. None of our employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Item 2	Properties

      Following is a summary of our properties and related lease obligations. We do not own any real property.

1130 Rainier Avenue, Seattle, WA. Our principal operations are conducted here. We lease 41,763 square feet of this facility. The lease expires on December 31, 2005 and annual base rent is approximately $823,000 for 2004 and $921,000 for 2005.

1601 Cloverfield, Santa Monica, CA. We lease offices for our sales staff in a shared office space arrangement at this facility. The annual rent is approximately $48,000 with a lease term expiring November 30, 2004.

414 Olive Way, Seattle, WA. We have a lease obligation for 39,098 square feet of space at the Times Square Building. The current annual rent is $1.1 million with the lease term expiring May 31, 2005. We have surrendered the leased premises and the landlord has filed suit against us for breach of the lease. See Item 3 — “Legal Proceedings” for additional information on this suit. An estimate of the lease termination settlement and related costs is included in accrued special charges at December 31, 2003.

1424 Second Street, Santa Monica, CA. We lease approximately 4,632 square feet at an annual base rent of $200,288. We sublease the entire premises to a tenant at the full base rent amount. The term of the lease and sublease expires on December 31, 2004.

110 East 55th Street, New York, NY. As a result of our acquisition of Overpeer, Inc. in March 2004, we lease approximately 1,500 square feet at an annual base rent of $60,000. The lease expires on April 30, 2004.

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

      On February 3, 2003, we entered into an agreement with Regent Pacific Management Corporation pursuant to which Regent Pacific would provide management services. The agreement was for a term of 26 weeks, with an option to renegotiate certain terms of the agreement after 13 weeks, and was terminable by either party under certain circumstances. Under the agreement, we paid certain fees to Regent Pacific. In addition, Regent Pacific was to receive stock options to purchase up to 4,000,000 shares of our common stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. On March 7, 2003, Regent Pacific resigned from the engagement. On July 25, 2003, Regent Pacific filed suit against us in the United States District Court for the Northern District of California for breach of the agreement. In this complaint, Regent Pacific is seeking unspecified damages and specific performance of our alleged obligation to grant the stock options due them under the contract. We believe that we have meritorious defenses to the claims made in the suit, intend to defend vigorously this suit, and intend to bring certain counterclaims against Regent Pacific.

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

      In April 2003, the landlord of our unoccupied facility at 414 Olive Way, Seattle, WA filed suit against us in the Superior Court of Washington, King County, for breach of our lease and is seeking damages of $2.0 million. In January 2004, the Court entered a judgment in favor of the plaintiff for rents due through January 2004 of $438,000, which we appealed immediately. The Court reserved the other issues in the suit, including mitigation, interest and attorney’s fees, for trial. We believe that we have meritorious defenses to the claims made in the suit and intend to defend this suit vigorously and may also bring certain counterclaims against the landlord. If we do not prevail on our appeal or our counterclaims, we may be held liable for additional amounts beyond the amount of the judgment. As of December 31, 2003, we have recorded in accrued special charges an estimate of the amount we may ultimately be required to pay with respect to this matter.

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

      The following table sets forth for the periods indicated the high and low closing prices for our common stock. These quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.

	High	Low

Year Ended December 31, 2003
First Quarter 2003	$0.50	$0.22
Second Quarter 2003	1.31	0.21
Third Quarter 2003	2.65	0.77
Fourth Quarter 2003	2.77	1.41

Year Ended December 31, 2002
First Quarter 2002	$1.10	$0.61
Second Quarter 2002	0.70	0.35
Third Quarter 2002	0.38	0.27
Fourth Quarter 2002	0.49	0.30

      As of February 15, 2004, there were 476 holders of record of our common stock. Most shares of our common stock are held by brokers and other institutions on behalf of shareholders.

      We have not paid any cash dividends to date and do not intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      As discussed in Note 7 to the consolidated financial statements, in November 2002, we entered into a merger agreement pursuant to which we acquired TT Holding Corp., also known as Streampipe. Pursuant to the merger agreement, we issued the former stockholders of Streampipe shares of our common stock and unsecured promissory notes bearing interest at 5 percent per annum, in an aggregate original principal amount of $1,059,435. The notes were redeemable by us in the form of common stock if we met certain conditions, including that we were not in default under the notes and our common stock was listed on a principal exchange or on NASDAQ. In December 2003, we redeemed the notes at a redemption price of $1.76 per share by issuing 635,386 shares of common stock. The number of shares was calculated by dividing the principal and all accrued interest due under the notes as of the date of redemption by the average of the last sale price of the common shares for the 30 trading days preceding January 1, 2004. The shares issued upon redemption of the notes were issued in reliance upon the exemption contained in Section 3(a)(9) of the Securities Act, since the redemption involved the exchange of securities with our existing securities holders, and no commission or other remuneration was paid or given directly or indirectly.

      Of the shares of common stock issued upon redemption of the notes, 624,447 are registered for resale under the Securities Act on a registration statement on Form S-3 declared effective by the SEC on October 14, 2003. The remaining 10,939 shares issued upon redemption of the notes have not been registered under the Securities Act and unless so registered, may not be sold in the United States, except pursuant to an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

Item 6	Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Form 10-K. The selected Consolidated Statements of Operations Data for the years ended December 31, 2003, 2002 and 2001 and Balance Sheet Data as of December 31,

2003 and 2002 have been derived from our audited financial statements appearing elsewhere in this Form 10-K. The Selected Consolidated Statements of Operations Data for the years ended December 31, 2000 and 1999 and selected Consolidated Balance Sheet Data as of December 31, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements that are not included in the Form 10-K. The selected Consolidated Balance Sheet Data and selected Consolidated Statements of Operations Data for each of the years ended December 31, 2001, 2000 and 1999 have been derived from consolidated financial statements that were audited by independent auditors who have ceased operations. The historical results are not necessarily indicative of results to be expected for any future period. All amounts are presented in thousands except for per share amounts.

	Years Ended December 31,

	2003	2002	2001	2000	1999

Consolidated Statements of Operations Data
REVENUES	$11,948	$12,681	$10,388	$11,537	$2,645
COST OF REVENUES	7,206	13,313	12,737	12,388	2,870

Gross profit (loss)	4,742	(632)	(2,349)	(851)	(225)
OPERATING EXPENSES
Research and development	1,688	3,159	9,719	6,784	1,248
Sales and marketing	3,286	7,667	9,409	14,621	3,982
General and administrative	7,778	11,375	11,102	8,079	3,612
Amortization of intangibles and other assets	1,100	3,043	8,173	7,693	302
Stock-based compensation	1,298	(383)	359	5,409	1,554
Special charges(1)	8,699	6,846	37,261	947	—

Total operating expenses	23,849	31,707	76,023	43,533	10,698

OPERATING LOSS	(19,107)	(32,339)	(78,372)	(44,384)	(10,923)
Increase in fair value of common stock warrants	(248)	—	—	—	—
Other, net	181	1,177	1,976	4,860	21

NET LOSS	(19,174)	(31,162)	(76,396)	(39,524)	(10,902)
Beneficial conversion feature	—	—	—	—	(14,121)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(19,174)	$(31,162)	$(76,396)	$(39,524)	$(25,023)

Net loss per share — basic and diluted	$(0.39)	$(0.75)	$(1.84)	$(1.33)	$(4.62)

Weighted average shares — basic and diluted(2)	49,797	41,393	41,429	29,774	5,411

	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data
Cash, cash equivalents, restricted cash, and short-term investments	$22,256	$13,258	$60,941	$94,989	$49,803
Working capital	16,781	7,883	55,753	90,018	44,032
Total assets	27,044	29,529	80,883	132,676	76,775
Long-term obligations, less current portion	2,135	591	22,532	7,324	1,963
Total stockholders’ equity	17,033	20,352	49,194	116,068	67,489

(1)	See Note 4 of Notes to Consolidated Financial Statements for an explanation of the special charges.

(2)	See Note 18 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of weighted average shares used to compute net loss per share amounts

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Consolidated Financials Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. The cautionary statements made in the Annual Report on Form 10-K should be read as being applicable to all forward-looking statements wherever they appear. Factors that could contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere herein. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Highlights of 2003 Operating Results

      The following is an overview of our operating results for the year ended December 31, 2003. A more detailed discussion of our operating results, comparing our operating results for the years ended December 31, 2003, 2002 and 2001, is included below under the heading “Results of Operations.”

      2003 was a year of significant change for Loudeye. In the first quarter, we experienced changes in our senior management and altered our business strategy to focus more on digital media products and services, with less emphasis on enterprise communications and media restoration services. By the end of 2003, revenues from digital media products and services had not yet increased sufficiently to offset the decline in enterprise communication and media restoration services that resulted from this transition. As a result, revenues decreased from $12.7 million in 2002 to $11.9 million in 2003.

      In addition to our change in business strategy, we continued to execute those cost reduction initiatives implemented in 2002, and implemented a number of new cost reduction initiatives for 2003. These included, among other things, reductions in our work force and the termination and renegotiation of several operating leases. These actions contributed to substantial decreases in expenses. For example, cost of goods sold decreased from $13.3 million in 2002 to $7.2 million in 2003 and total operating expenses decreased from $31.7 million in 2002 to $23.8 million in 2003. We also recorded special charges related to corporate restructurings, facilities consolidations and the impairment of goodwill and tangible and intangible assets of $8.7 million in 2003 and $6.8 million in 2002. These initiatives are described in more detail below under the caption Special Charges and in Note 4 to our consolidated financial statements. We believe that as a result of these actions and additional operational and management realignment actions taken in 2003, gross margins and operating margins should improve for 2004. However, we may continue to incur net losses for the foreseeable future.

      As a result of the factors described above, our net loss decreased from $31.2 million in 2002 to $19.2 million in 2003. We also strengthened our capital resources by completing a private placement financing transaction in August 2003 that resulted in net proceeds of $11.4 million. In February 2004, we completed an additional private placement financing transaction that resulted in net proceeds of approximately $18.9 million.

      We have recently shifted our strategic focus and marketing resources more toward our new Tier 3 application level services. See “Business — Products and Services — Application Services,” above, and “The Loudeye Solution,” below. Our business prospects must therefore be considered in light of the risks and uncertainties often encountered by early-stage companies in the Internet-related products and services market. We may not be successful in addressing these risks and uncertainties.

Significant Trends and Developments in our Industry

      The media industry is in the midst of a significant transition. Business models are changing to incorporate the migration of media content from analog to digital and from physical packaging and distribution to electronic distribution. The changing business models reflect the increase in consumer adoption of broadband connectivity and the introduction of new consumer electronics devices, such as personal MP3 players, and the incorporation of new technologies and features in traditional devices. Along with the new consumer electronics devices, media formats and technologies have evolved at a rapid pace, and standards have not been established by the industry or marketplace. Finally, the emergence of peer-to-peer services and illegitimate file sharing, combined with the increased consumer adoption of digital media, has contributed to significant declines in physical CD sales in the music sector. As a result, content owners are beginning to embrace the legitimate digital distribution channel. To date, these trends have impacted primarily the music sector of the media industry, but we anticipate that the video sector will experience many of the same trends in the future.

      Digital media distribution represents a significant challenge for companies that want to enter or stay competitive in the space. Problems to overcome include the following:

•	Obtain rights from content owners;

•	Obtain access to digital masters of the content;

•	Supporting multiple competing digital media formats and codecs to meet the needs of competing media players;

•	Supporting multiple bit rates and quality levels for different Internet connection speeds;

•	Supporting multiple content protection technologies, including digital rights management (DRM) platforms;

•	Complex reporting and auditing requirements of content owners; and

•	Significant upfront investment to develop a comprehensive solution and continued investment to keep pace with technology changes and content additions.

The Loudeye Solution

      During 2003, we provided our services via two primary business segments, Digital Media Services and Media Restoration Services. In January 2004, we sold substantially all of the assets of our media restoration services subsidiary, Vidipax, Inc. to a company controlled by the general manager of that subsidiary. While we will have ongoing rights to co-market and resell media restoration services for two years after the sale, we anticipate media restoration services will represent a significantly smaller portion of our operations for 2004 and beyond.

      Digital Media Services. Our existing products and services, combined with those we are currently developing, represent and end-to-end solution for our customers. We provide a full service business-to-business digital media solution that allows our customers to deploy, rapidly and cost effectively, their own privately branded digital media service. Our solution is the culmination of our significant investments in our systems and infrastructure. Some of the key features of our solution include:

•	Web enabled architecture;

•	Archive of 4.5 million music tracks in uncompressed, digital master format;

•	Highly scalable and reliable operations;

•	Support for multiple media players, digital media formats and codecs;

•	Support for multiple bit rates; and

•	Extensive, transferable content rights and experience working with major and independent record labels.

Although our customers may choose any combination of services we offer, our management views our solutions in three tiers of service. These tiers are summarized as follows:

Tier 1:	These services consist primarily of content management, encoding and fulfillment, and metadata services. Revenues from these services tend to consist of repeat, rather than recurring, business. Tier 1 services currently account for a substantial portion of our digital media services revenue. However, over the next several years we expect the proportion of revenues from Tier 1 services to decline relative to revenues from Tier 2 and Tier 3 services.

Sales of our Tier 1 digital media services are generally under nonrefundable time and materials or per unit contracts. Under these contracts, we recognize revenues as services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

Tier 2:	These services consist primarily of hosted media and delivery as well as rights administration and settlement. Revenues from these services tend to consist of recurring business and may include some scalable economics. Revenues for Tier 2 services may include monthly minimum fees, setup and license fees, professional services fees, ongoing maintenance fees and a share in our customers’ revenues.

We sell our music samples service in application service provider (ASP) arrangements. We are required to host the applications and the customer does not have the ability to have the application hosted by another entity without additional charge. Billings are generally made based upon volumes of data delivered or minutes of content streamed, and revenue is recognized as the services are delivered.

Our enhanced enterprise communication services include highly scalable, live and on-demand audio and video webcasting services, supported by proprietary applications such as synchronized streaming slide presentation capabilities. Revenue from live webcasts is recognized when the webcasts are delivered. Revenue from on-demand webcasts is recognized over the period of time they are made available.

Tier 3:	These services consist primarily of custom application development, ASP services, commerce engine, analytics and full operational outsourcing. Revenues from Tier 3 services will consist of recurring business and may include setup and licensing fees, professional services fees, ongoing maintenance fees and a share in our customers’ revenues. We expect to launch our first Tier 3 services in 2004 and expect that over the next several years Tier 3 services will account for the majority of our revenues.

      During 2004, our primary marketing focus will be on our Tier 3 turnkey, private labeled end-to-end digital delivery solutions, with comparatively less marketing emphasis on the Tier 1 and 2 components of our solution, particularly enterprise webcasting.

      Media Restoration Services. Our media restoration services segment has performed services to restore and migrate legacy media archives to current media formats. We recognized revenues as services were rendered and we had no continuing involvement in the goods and services delivered, which generally was the date the finished media was shipped to the customer. As described in Note 5 to the consolidated financial statements, in January 2004 we sold substantially all of the assets of our media restoration services business pursuant to an agreement dated October 31, 2003. Accordingly, the assets and certain liabilities of our media restoration services business have been classified as held for sale at December 31, 2003 and 2002.

Management Changes and Restructuring

      As described below under Special Charges, for the Year Ended December 31, 2003, we experienced significant changes in our management during the first quarter of fiscal 2003. In March 2003, we announced our intention to restructure to reduce costs and to focus our efforts on digital media services where we anticipated the best customer growth and higher gross margins. As part of this strategic restructuring, we announced a reduction in staff affecting approximately 35% of our workforce. This reduction in staff affected employees in all departments, but primarily located at our headquarters in Seattle, Washington.

      Since that date, we have retained a highly experienced management team led by:

•	Anthony J. Bay, Chairman and Chief Strategy Officer: Formerly Corporate Vice President and General Manager of Microsoft’s Digital Media Division, Mr. Bay previously managed MSN and eCommerce development for Microsoft. Prior to joining Microsoft, Mr. Bay served 8 years with Apple Computer in the U.S. and Europe.

•	Jeffrey M. Cavins, President & Chief Executive Officer: Formerly Senior Vice President of Exodus/ Cable & Wireless where he was responsible for North American sales, professional services and operations. Mr. Cavins also served as CEO of CSI Digital, an advanced technology services firm serving the entertainment industry.

•	John H. Martin, Senior Vice President, Technology and Development: Formerly general manager of Microsoft’s Windows Media Services, Mr. Martin led the development efforts of all Internet-based services of the Windows Media Player as well as windowsmedia.com, the highest trafficked digital media site on the Internet. Mr. Martin pioneered and operated microsoft.com in the mid 1990’s. Prior to joining Microsoft, Mr. Martin was an engineer at NASA working on the early Internet backbone.

•	William Fasig, Executive Vice President of Business Development, Sales and Marketing: Formerly senior vice president of worldwide marketing and corporate affairs for VeriSign, Inc., Mr. Fasig was responsible for the development, implementation, and management of worldwide marketing strategies. Before joining VeriSign, Mr. Fasig served as vice president of corporate communications for Compaq, and was chairman and managing director of the global technology practice at Young & Rubicam/ Burson-Marsteller. Prior to that, he held several senior management roles during his 9-year tenure at Apple Computer and served as a policy analyst for the U.S. Department of Defense.

•	Larry Madden, Executive Vice President and Chief Financial Officer: Mr. Madden was formerly executive vice president, chief financial officer and chief administrative officer for Equity Marketing, Inc., a Los Angeles based provider of integrated marketing services for connecting multinational corporate brands with popular entertainment content. Prior to joining Equity Marketing, Mr. Madden was executive vice president and chief financial officer for Atomic Pop, an online music distribution and marketing venture. He also served as senior vice president and chief financial officer for the recorded music and music publishing investments of Wasserstein & Co., Inc., an investment bank. Mr. Madden also held executive financial roles at Def Jam Records and Polygram International, a leading music and entertainment company. Mr. Madden began his career at Ernst & Young, where he spent 8 years in the firm’s media & entertainment practice.

•	Jerold J. Goade, Jr., Senior Vice President of Finance: Mr. Goade joined Loudeye in 1999 and has previously held the positions of chief financial officer, vice president of finance and controller for the Company. Mr. Goade’s prior experience includes serving as CFO of D. Garvey Corporation, an international wireless telecommunication services company, controller of Video Only, a consumer electronics retailer, and on the finance staff of KING Broadcasting, a television and radio broadcasting company in Seattle. Mr. Goade began his career in audit practice of Deloitte & Touche.

•	Mike Dougherty, Vice President of Corporate Development: Mr. Dougherty joined Loudeye prior to its initial public offering in 2000. Mr. Dougherty was formerly a vice president in the global investment banking group of Chase H&Q, focusing on telecom and media & Internet infrastructure transactions. Prior to joining the global investment banking group, Mr. Dougherty served in Chase’s high yield group focusing on buildout and LBO financing. He began his career in Prudential Securities’s high yield and merchant banking group.

Results of Operations

Year Ended December 31, 2003 compared to 2002

      Revenues. Revenues totaled $11.9 million and $12.7 million for 2003 and 2002 and consisted of the following (in thousands):

			% Increase
	2003	2002	(Decrease)

Digital Media services	$10,065	$9,528	5.6%
Media Restoration services	1,883	3,153	(40.3)%

Total Revenue	$11,948	$12,681	(5.8)%

      Revenue from our digital media services segment increased in 2003 to $10.1 million from $9.5 million in 2002. This increase is due primarily to an increase in the volume of encoding and other fulfillment and related services, as well as the licensing of media player applications, offset by a decrease in webcasting revenues. Our product mix has changed significantly over the course of 2003, as we shifted marketing emphasis away from webcasting and more toward digital media services, primarily digital music solutions.

      Media restoration revenues totaled $1.9 million in 2003 compared to $3.2 million in 2002. This decrease was the result of decreased revenue from a significant customer, as well as decreased customer spending on discretionary projects due to current economic conditions. As described in Note 5 to the consolidated financial statements, in January 2004 we sold substantially all of the assets of our media restoration services business pursuant to an agreement dated October 31, 2003. Accordingly, media restoration services will not be a material portion of our operations in future periods. At closing, we also entered into a co-marketing and reseller agreement with the purchaser pursuant to which we will sell, for a fee, media restoration services on behalf of the purchaser for a two-year period. The co-marketing and reseller agreement and earn-out provisions of the transaction constitute continuing involvement under FAS 144. Consequently, our media restoration business has not been reported as a discontinued operation.

      Cost of Revenues. Cost of revenues decreased to $7.2 million for 2003 from $13.3 million for 2002. Cost of revenues decreased from 105.0% of revenue in 2002 to 60.3% of revenue in 2003, and consisted of the following (in thousands):

			% Increase
	2003	2002	(Decrease)

Digital Media services	$5,613	$11,414	(51.7)%
Media Restoration services	1,593	1,899	(16.1)%

Total Cost of Revenues	$7,206	$13,313	(45.9)%

      Cost of revenues include the cost of production, including personnel, an allocated portion of facilities and equipment, and other supporting functions related to the delivery of our digital media and media restoration services. Depreciation included in cost of revenues decreased to approximately $849,000 in 2003 from $3.4 million in 2002. This decrease is due primarily to impairment charges recorded in the fourth quarter of 2002 and the first quarter of 2003 for certain assets of our digital media services and media restoration services segments. These impairment charges decreased the cost basis of the assets, resulting in lower depreciation charges. For 2004, we expect that depreciation expense will increase compared to 2003 as we invest in upgrading and enhancing our digital media services infrastructure and technology. For example, in the first quarter of 2004 we invested $1.5 million to upgrade the storage and access systems for our digital music archive. The remainder of the decrease in cost of revenues is due to cost reduction initiatives, primarily reductions in our work force, implemented in the second half of 2002 and the first quarter of 2003. We expect cost of revenues to increase moderately in 2004 compared to 2003.

      Operating Expenses. Our operating expenses were as follows for 2003 and 2002 (in thousands):

			% Increase
	2003	2002	(Decrease)

Research and development	$1,688	$3,159	(46.6)%
Sales and marketing	3,286	7,667	(57.1)%
General and administrative	7,778	11,375	(31.6)%
Amortization of intangible and other assets	1,100	3,043	(63.9)%
Stock-based compensation	1,298	(383)	—
Special charges	8,699	6,846	27.1%

Total operating expenses	$23,849	$31,707	(24.8)%

      Research and Development. Research and development expenses totaled $1.7 million and $3.2 million in 2003 and 2002. This decrease is due to the reduction in the number of development personnel as a result of the corporate restructurings. Research and development expenses include labor and other related costs of the continued development support of our digital media.

      We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our operational restructurings and a sharper focus on opportunities which we believe will result in near term results, development headcount was reduced significantly in 2003 as compared to 2002 and, as a result, research and development expenses declined in 2003 as compared to 2002. In 2004, we expect to increase investment in the development of future digital media service offerings, including hiring additional personnel in this area. Accordingly, we expect that research and development expenses for 2004 will be higher than 2003.

      Sales and Marketing. Sales and marketing expenses totaled $3.3 million and $7.7 million in 2003 and 2002. Sales and marketing expenses consist primarily of salaries, commissions, product branding costs, advertising, trade show expenses, and cost of marketing collateral. The decrease in sales and marketing expenses is due to the decreased personnel related to our reductions in force in the second half of 2002 and first quarter of 2003. We expect sales and marketing expenses to increase moderately in 2004 as we expand our sales force and marketing personnel to market and sell our new Tier 3 application level products and services.

      General and Administrative. General and administrative expenses decreased to $7.8 million for 2003 from $11.4 million for 2002. This decrease was due to the decrease in personnel related to our reductions in force in the second half of 2002 and first quarter of 2003, and related cost reduction initiatives. General and administrative expenses consist primarily of rent, facilities and information technology charges, salaries, legal expenses, investor relations costs and other costs associated with being a public company. We anticipate that general and administrative expenses for 2004 will increase moderately as we increase our personnel and other resources to support our growth. In addition, we will incur additional professional fees in order to comply with the new requirements under the Sarbanes-Oxley Act of 2002.

      Amortization of Intangible and Other Assets. Amortization of intangible and other assets totaled $1.1 million and $3.0 million for 2003 and 2002, and includes amortization of identified intangible assets related to past acquisitions. The decrease was due to the impairment charges recorded in the fourth quarter of 2002 and first quarter of 2003, which resulted in lower amortization charges during of 2003. All of our intangible and other assets included on our consolidated balance sheet at December 31, 2003 will be fully amortized by the end of the second quarter of 2004. However, we expect to incur additional amortization expense in 2004 related to our acquisition of Overpeer, Inc. as discussed in Note 22 of our consolidated financial statements.

      Stock-Based Compensation. Stock-based compensation for 2003 totaled $1.3 million, consisting of the amortization of deferred stock compensation of $398,000, stock-based compensation expense of $730,000 related to stock options granted to a member of our board of directors for consulting services provided through September 30, 2003, variable stock compensation expense of $64,000 related to stock options that were repriced in 2001, stock and options issued to former employees as severance and termination benefits of $99,000, and stock options issued to a consultant of $7,000. Stock-based compensation was a credit of $383,000 for the year ended December 31, 2002, consisting of the amortization of deferred stock compensation and the reversal of expense related to accelerated amortization for options that were cancelled.

      Special Charges. We have recorded special charges related to corporate restructurings, facilities consolidations and the impairment of assets in accordance with our long-lived asset policy. Following is a summary of special charges for 2003 and 2002 (in thousands):

	2003	2002

Goodwill impairment	$5,307	$—
Intangible and other asset impairments	685	1,437
Property and equipment impairments	670	2,029
Facilities related charges	658	1,490
Employee severance and termination benefits	501	1,890
Other restructuring charges	878	—

	$8,699	$6,846

      In February 2003, our Chairman and Chief Executive Officer, John T. Baker, resigned and we engaged Regent Pacific Management Corporation to provide management services. On March 7, 2003, Regent Pacific resigned from the engagement and Jeffrey M. Cavins was elected President and Chief Executive Officer. During and subsequent to Regent Pacific’s engagement, we undertook a strategic and operational analysis of our business and product lines. This analysis resulted in the development of a new strategic and operational plan, under which we restructured our business to focus on our core competencies in digital media services and on core strategic customers and markets for our enterprise communications services. We developed a revised corporate forecast in connection with this plan. The revised forecast also considered that we had learned that revenue from a significant customer in our media restoration services segment would be less than originally anticipated. Utilizing the revised forecast based on our revised strategy, we performed a reassessment of the carrying value of all of our assets, both tangible and intangible. The revised forecast demonstrated that certain tangible and intangible assets and goodwill related to our media restoration services and enterprise communications services businesses were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over their estimated useful lives. The fair values of each of these assets were estimated using a probability weighted discounted cash flow method. The estimated fair values of each of the assets were then compared to their carrying values to measure the impairments. As a result of this analysis, we recorded impairment charges in the first quarter of 2003 for goodwill, intangible assets, and property and equipment related to our enterprise communication services and media restoration services businesses of $5.3 million, $685,000, and $670,000, respectively.

      In addition to the impairments above, we recorded severance and termination benefits of $204,000 associated with a reduction in force announced in March 2003 of approximately 35% of our consolidated staffing. In addition, we recorded $297,000 of severance and termination benefits with respect to certain changes in senior management in the first quarter of 2003. We incurred costs of approximately $658,000 related to the termination or renegotiation of certain facilities leases in connection with our ongoing facilities consolidation. The other restructuring charges of $878,000 represent fees and costs paid to Regent Pacific Management Corporation with respect to interim management services provided to us in connection with our management and operational restructuring.

      As discussed above, during the fourth quarter of 2002, we committed to a plan to exit certain of our leased facilities. The exit plan identified all significant actions to be taken, including the method of disposition, locations of those activities and the expected dates of completion. Under the provisions of EITF 94-3, we recorded the estimated lease termination costs in accrued special charges at December 31, 2002. Current year activity for accruals established under EITF 94-3 is summarized in the following paragraphs.

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

      In May 2003, we entered into a lease termination agreement with the landlord of our unoccupied facility in Ardsley, New York. Under the terms of the agreement, we paid a lease termination fee of approximately $114,000 which included a security deposit of $29,000. As a result, all of our obligations under the lease were terminated effective May 19, 2003. In accordance with EITF 94-3, the lease termination fee was included in accrued special charges at December 31, 2002. We had been paying approximately $19,000 per month under this lease.

      Under the provisions of FAS 146, we recorded certain additional lease termination costs during the year ended December 31, 2003. These additional costs were related to certain leased facilities whereby we had ceased using the facilities and notified the landlords that we had released our rights under the lease agreements. These additional costs were recognized and measured at the present value of the future minimum lease payments, net of estimated sublease rentals that could be reasonably obtained for the facilities. Current year activity for accruals established under FAS 146 is summarized in the following paragraphs.

      In March 2003, we terminated a portion of a lease for approximately half the space we occupied for our principal operating facility on Rainier Avenue, Seattle, Washington. Rents were reduced from approximately $108,000 per month with a term expiring in November 2005 to rent for the remainder of the facility of approximately $33,000 per month through June 2003 with options, that we exercised, to extend the term through December 2003 at a base rent of $33,000 per month and pre-paid utility expenses of $60,000 per quarter. As consideration for the lease termination, we allowed the landlord to retain its security deposit in the amount of $218,500 and made cash payments of $126,700. In December 2003, we signed a new lease with the landlord that expires in December 2005. Monthly rental payments under the new lease are approximately $55,000 through March 2004 and then $73,000 thereafter, reflecting an increase in the square footage occupied beginning in April 2004.

      In October 2003, we vacated and ceased using our former Streampipe facility in Washington, D.C. and migrated its operations to our facility on Rainier Avenue, Seattle, Washington. At that time, the landlord was informed of our decision to no longer occupy the Washington D.C. facility and release of our rights under the lease agreement. The lease for the facility expires in March 2004 and, under the requirements of FAS 146, the present value of future minimum rental payments, net of sublease rentals, of $43,000, were recorded in accrued special charges during the year ended December 31, 2003.

      We have accrued special charges related to our media restoration facility in New York, New York. The lease agreement was originally entered into in December 2002 and we have never occupied the facility. During 2003, we informed the landlord of our decision to release our rights under the lease agreement and have been in ongoing discussions with the landlord to negotiate a lease termination agreement. Accordingly, under the requirements of FAS 146, we had accrued $562,000 in accrued special charges through the third quarter of 2003 representing the estimated fair value of future rental payments, net of sublease rentals and related costs with respect to the termination of this lease. In December 2003, we accrued an additional $150,000, for a total accrual of $712,000, to adjust our estimate of the fair value of the liability based on further negotiations with the landlord. In February 2004, we entered into a lease settlement agreement with the landlord. The amount of the settlement was included in accrued special charges at December 31, 2003.

      For certain of the lease terminations described above, the settlement amounts were less than we had accrued initially due to favorable negotiations with landlords and improvements in real estate markets. In other cases, we increased our accruals as a result of our ongoing evaluations of our lease obligations. The adjustments resulting from these settlements and additional accruals were recorded in special charges in the consolidated statements of operations.

      We will continue to review the carrying value of our long-lived assets for impairments. Future adverse developments in our business could result in additional impairments.

      The following table reflects the activity in accrued special charges for the year ended December 31, 2003 (in thousands). We believe that all of these accrued charges, which represent primarily future rent obligations, will ultimately be paid in cash.

	December 31,	Additional			December 31,
	2002	Accruals	Payments	Adjustments	2003

Employee severance	$104	$501	$(409)	$(196)	$—
Facilities related charges	2,799	1,220	(1,787)	(562)	1,670
Other restructuring charges	—	878	(878)	—	—

Total	$2,903	$2,599	$(3,074)	$(758)	$1,670

      We recorded special charges totaling $6.8 million in 2002 related to impairment of intangible assets, write-downs of property and equipment, accrued lease payments related to vacated facilities and employee severance charges associated with company restructurings. Effective January 1, 2002 we adopted SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that certain intangible assets and property and equipment related to our Digital Media Services and Enterprise Communications reporting units were impaired.

      Interest Income. Interest income totaled $347,000 and $1.1 million in 2003 and 2002. The decrease was due to the lower average cash and investment balances in 2003 resulting from the voluntary repayment of our credit facility in the third quarter of 2002 and utilization of cash to fund operations, and lower interest rates in 2003. For 2004, we expect interest income will increase due to higher average investment balance resulting from the proceeds received from the private equity financings we completed in August 2003 and February 2004.

      Interest Expense. Interest expense relates to our debt instruments, consisting of our line of credit, term loan and capital lease obligations. Interest expense totaled $286,000 and $631,000 in 2003 and 2002. The decrease was due primarily to lower average debt balances in 2003 due to the voluntary repayment of our credit facility in the third quarter of 2002 and lower interest rates in 2003. We anticipate that interest expense will increase slightly in 2004 due to higher average debt balances resulting from borrowings under the $3 million term loan facility that we put in place at the end of 2003.

      Increase in Fair Value of Common Stock Warrants. The increase in fair value of common stock warrants of $248,000 represents the increase in the estimated fair value of the warrants that we issued in connection with our private equity financing. This transaction is described more fully in Note 6 to the consolidated financial statements.

      Other Income. Other income for 2003 of $120,000 consisted principally of gains on sales of excess equipment. Other income for 2002 of $659,000 consisted principally of a gain related to the renegotiation of final closing terms with respect to the acquisition of Activate and realized gains from the sale of certain investments, partially offset by expenses incurred related to the sale of our Canadian subsidiary. On the date of our acquisition of Activate, the total payment due to the seller was $3.0 million in a combination of cash and stock. During the third quarter of 2002, we reached a final settlement with the seller, which required payment of $2.0 million in cash and 1.0 million restricted common shares valued at $300,000. The $700,000 of other income is equal to the difference between the accrued acquisition consideration of $3.0 million and the negotiated final consideration of $2.3 million.

Year Ended December 31, 2002 compared to 2001

      Revenue. Revenues totaled $12.7 million and $10.4 million for 2002 and 2001, and consisted of the following (in thousands):

			%
			Increase
	2002	2001	(Decrease)

Digital Media services	$9,528	$7,713	23.5%
Media Restoration services	3,153	2,675	17.9%

Total Revenue	$12,681	$10,388	22.1%

      Digital media services revenue increased to $9.5 million in 2002 from $7.7 million in 2001. The increase was due primarily to the acquisition of Activate in September 2001. The increase in enterprise communications revenue generated by Activate was partially offset by the decrease in revenue generated by our encoding services, due to fewer large encoding projects in 2002 compared to 2001, and a decrease in samples revenue from the previous year, largely a result of pricing pressures for this service.

      Media restoration revenues totaled $3.2 million in 2002, as compared to $2.7 million in 2001. This increase was primarily the result of an increase in revenue generated from a significant customer.

      Cost of Revenues. Cost of revenues increased to $13.3 million in 2002 from $12.7 million in 2001. Cost of revenues decreased from 122.6% of revenues in 2001 to 105.0% of revenues in 2002, and consisted of the following (in thousands):

			%
			Increase
	2002	2001	(Decrease)

Digital Media services	$11,414	$11,585	(1.5)%
Media Restoration services	1,899	1,152	64.8%

Total Cost of Revenues	$13,313	$12,737	4.5%

      Cost of revenues include the cost of production including personnel, and an allocated portion of facilities and equipment and other supporting functions related to the delivery of digital media services and applications. Depreciation, the primary non-cash component of cost of revenues, decreased to $3.4 million from $4.1 million in 2001 as a result of the property and equipment write-downs recorded in 2001. This was offset by a higher number of personnel involved in digital media services production and the increased reliance on third-party vendors related to webcasting services.

      Media restoration cost of revenues totaled $1.9 million in 2002, an increase from $1.2 million in 2001. The increase was slightly out of proportion to the increased revenues. This is a result of the variable nature of the restoration business, which requires adding personnel to generate additional revenues. Additionally, production facility expansion at VidiPax resulted in higher levels of depreciation on a comparative basis.

      Operating expenses. Operating expenses were as follows for 2002 and 2001 (in thousands):

			%
			Increase
	2002	2001	(Decrease)

Research and development	$3,159	$9,719	(67.5)%
Sales and marketing	7,667	9,409	(18.5)%
General and administrative	11,375	11,102	(2.5)%
Amortization of intangible and other assets	3,043	8,173	(62.8)%
Stock-based compensation	(383)	359	—
Special charges	6,846	37,261	(81.6)%

Total operating expenses	$31,707	$76,023	(58.3)%

      Research and Development Expenses. Research and development expenses totaled $3.2 million and $9.7 million in 2002 and 2001. Research and development expenses include salaries and consulting fees paid to support technology development, and costs of technology acquired from third parties to incorporate into applications. The decrease is due to the significant reduction in the number of development personnel as a result of the corporate restructurings. Costs of enhancing webcasting offerings, the continued support of our music offerings and the development of internal operational solutions necessary to fully integrate previous acquisitions comprised a majority of our research and development expenses in 2002. We had approximately $263,000 in media restoration research and development expenses during 2002 primarily as a result of efforts to integrate certain acquired equipment and efficiency enhancements into the media restoration production process. There were no research and development expenses included in media restoration services in 2001.

      Sales and Marketing Expenses. Sales and marketing expenses totaled $7.7 million and $9.4 million in 2002 and 2001. Sales and marketing expenses consist primarily of salaries, commissions, co-marketing expenses, trade show expenses, product branding costs, advertising and cost of marketing collateral. The decrease in sales and marketing expenses was primarily due to decreased personnel subsequent to our reductions in force, partially offset by a general increase in commissions and other selling expenses to generate the increased level of sales. The decrease was partially offset by an increase in advertising and marketing activities during 2002. Media restoration services sales and marketing expenses totaled $232,000 and $450,000 in 2001 and 2000, respectively. This decrease was due to a reduction in personnel and a general change in the sales compensation structure at our media restoration subsidiary.

      General and Administrative Expenses. General and administrative expenses totaled $11.4 million and $11.1 million in 2002 and 2001. General and administrative expenses consist primarily of rent, facilities and information technology charges, salaries, legal expenses for general corporate purposes, professional services, investor relations and other costs associated with being a public company. General and administrative expenses increased over the previous year as a result of integrating acquisitions into our operations and higher professional fees, insurance and other costs associated with being a publicly held company. The increase is partially offset by internal efforts beginning in the third quarter of 2002 to decrease all operating expenses, including external and internal legal fees, public relations, investor relations and insurance premiums. Our media restoration segment contributed general and administrative expenses of approximately $1.3 million and $1.2 million in 2002 and 2001.

      Amortization of Intangibles and Other Assets. Amortization of intangibles and other assets totaled $3.0 million and $8.2 million in 2002 and 2001. The decrease was primarily due to impairment charges recorded during 2001, which led to lower balances of intangible assets and, in turn, lower amortization charges. In addition, effective January 1, 2002, we adopted FAS 142, which stipulates that goodwill can no longer be amortized but is subject to review for impairment. Amortization expense decreased by $2.6 million compared to the previous year as a result of the implementation of FAS 142.

      Stock-Based Compensation. Stock-based compensation was a credit of $417,000 in 2002, of which $34,000 is included in cost of revenues, and a charge of $359,000 in 2001. This decrease is a result of previous reductions in force, which has reduced the amortization of stock-based compensation, and in reversals of previously recorded deferred stock compensation associated with terminated employees. As a result of stock option cancellations associated with our reductions in force, we recorded a stock-based compensation credit of $835,000 in the first quarter of 2002. The remaining charge was due to normal, recurring amortization.

      Special Charges. We recorded special charges totaling $6.8 million and $37.3 million in 2002 and 2001 related to impairment of intangible assets, write-downs of property and equipment, accrued lease payments related to vacated facilities and employee severance charges associated with company restructurings. Effective January 1, 2002 we adopted SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined that certain intangible assets and property and equipment related to our Digital Media Services and Enterprise Communications reporting units were impaired. In addition, as a result of a decline in revenues and other economic factors, we performed an analysis of carrying values of property, plant and equipment and amortizable intangibles pursuant to

SFAS No. 144 as of November 30, 2002. As a result of these actions and other economic conditions, we recorded special charges in 2002 and 2001 which are summarized in the following table (in thousands):

	2002	2001

Goodwill impairments	$—	$9,418
Intangible and other asset impairments	1,437	11,938
Property and equipment write-downs	2,029	6,534
Facilities related charges and other	1,490	6,194
Employee severance	1,890	3,177

	$6,846	$37,261

      The following table reflects the activity in accrued special charges (in thousands).

	2002	2001

Balance, beginning of year	$2,939	$310
Accruals	2,668	3,790
Paid during year	(2,704)	(1,161)

Balance, end of year	$2,903	$2,939

      Interest Income. Interest income representing earnings on our cash, cash equivalents and short-term investments totaled $1.1 million and $3.2 million in 2002 and 2001. The decrease in income was due to lower average cash and investment balances in 2002, reflecting cash used for operations, as well as, the voluntary prepayment of our primary outstanding credit facility during the third quarter of 2002, as well as lower interest rates.

      Interest Expense. Interest expense relating to our debt instruments, as well as amortization of financing charges related to our debt instruments, totaled $0.6 million and $1.2 million in 2002 and 2001. The decrease was due to lower interest rates resulting from a credit facility signed in October 2001 and our repayment of this facility in the third quarter of 2002.

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

Liquidity and Capital Resources

      At December 31, 2003, we had approximately $22.3 million of cash, cash equivalents, short-term investments and restricted investments. In February 2004, we completed an additional private placement financing transaction that resulted in net proceeds of approximately $18.9 million.

      Cash used in operating activities was $7.3 million, $22.3 million, and $26.3 million in 2003, 2002, and 2001 and resulted primarily from net losses of $19.2 million, $31.2 million and $76.4 million, offset partially by special charges, depreciation and amortization and increased by other adjustments and working capital changes. All changes in operating assets and liabilities are net of amounts acquired in purchases of businesses. Cash used in operating activities declined steadily over the course of 2003, as we have realized the benefits of cost reduction initiatives implemented late in 2002 and in the first quarter of 2003. For example, cash used in operating activities was $3.1 million for the first quarter of 2003 compared to approximately $273,000 in the fourth quarter of 2003.

      Cash provided by investing activities was $1.7 million, $8.5 million, and $7.4 million in 2003, 2002, and 2001. For 2003, cash provided by investing activities was related primarily to net sales of short-term investments of $518,000 and payments received on loans made to related parties of $1.2 million. For 2002, cash provided by investing activities was related primarily to net sales of short-term investments of $12.5 million, offset by purchases of property and equipment totaling $1.7 million and cash paid for the acquisition of businesses totaling $2.4 million. For 2001, cash provided from investing activities was related primarily to net sales of marketable securities of $19.7 million, offset partially by purchases of property and equipment of $2.7 million and cash paid for the acquisitions of businesses of $9.6 million. We expect purchases of property and equipment to increase moderately in 2004 as we intend to upgrade certain equipment related to our digital media services infrastructure. In the first quarter of 2004, we will spend approximately $1.5 million on such equipment pursuant to a purchase commitment executed in December 2003.

      Cash provided by financing activities was $16.3 million for 2003 and consisted primarily of net proceeds from a private equity placement financing transaction of $11.4 million in August 2003, net borrowings under our line of credit and term loan facilities of $3.3 million, and proceeds from the exercise of stock options and warrants of $2.0 million, offset partially by repurchases of stock of $426,000. Cash used in financing activities was $21.6 million in 2002 and resulted primarily from the decision to prepay our primary long-term credit facility in the third quarter of 2002, as well as payments on our capital lease obligations and repurchases of our common stock. Cash provided by financing activities was $4.4 million for 2001 and consisted primarily from borrowings under our credit facility of $18.9 million, offset by principal payments on our long-term debt and capital lease obligations of $11.8 million. In addition, we repurchased 4.0 million shares from our founder for $2.0 million and also made a collateralized loan of $1.0 million to him in 2001.

      In December 2003 we entered into a term loan with a bank under which we borrowed $3.0 million. The term loan also provides for up to $500,000 to collateralize standby letters of credit. Borrowings under the term loan are collateralized by substantially all of our assets and bear interest at the Prime Rate plus 1.25 percent (5.25% at December 31, 2003). Principal payments are due in equal monthly installments, plus interest, through January 1, 2007. In addition, the term loan restricts, among other things, our borrowings, dividend payments, stock repurchases, and sales or transfers of ownership or control, and contains certain other restrictive covenants that require us to maintain a certain quick ratio and tangible net worth. We were in compliance with these covenants at December 31, 2003. We intend to use the proceeds to upgrade certain equipment related to our digital media services and technology infrastructure, repay certain capital lease obligations, and for working capital and other general corporate purposes.

      As of December 31, 2003, our principal commitments consisted of obligations outstanding under our term loan, line of credit and operating leases and capital leases. We have other credit facilities and leasing arrangements that, in general, are not prepayable without penalty. Total principal amounts outstanding under the line of credit, capital lease obligations and term loan were $4.8 million at December 31, 2003. These instruments bear interest ranging from approximately 2.26% to 7.52% and mature at various times through 2006. Letters of credit of approximately $316,000 collateralize certain of the capital lease obligations and are collateralized by short-term investments. These short-term investments have been classified as restricted investments on the accompanying consolidated balance sheets.

Contractual Obligations

      The following table provides aggregated information about our contractual obligations as of December 31, 2003 (in thousands):

	Payments Due by Period

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Contractual Obligations
Long-term debt	$3,000	$1,000	$2,000	$—	$—
Line of credit	1,285	1,285	—	—	—
Capital lease obligations(1)	491	322	169	—	—
Operating leases	3,613	2,238	1,375	—	—
Commitment to purchase equipment	1,500	1,500	—	—	—
Bandwidth and co-location purchase obligations(2)	686	517	169	—	—

Total contractual obligations	$10,575	$6,862	$3,713	$—	$—

(1)	Capital lease obligations represent the total minimum future obligations inclusive of interest.

(2)	Many of the contracts underlying these obligations contain renewal provisions, generally for a period of one year. In addition, amounts payable under these contracts may vary based on the volume of data transferred. The amounts in the table represent the base fee amount. We also have contracts for bandwidth and co-location services that run on a month-to-month basis and for which there is no unconditional obligation. Monthly amounts due under the month-to-month contracts are approximately $37,000.

      Since inception, we have sustained substantial net losses to sustain our growth and establish our business. Beginning in 2001, we commenced a variety of cost reduction initiatives to reduce costs. For 2004, we will continue to focus on managing costs and increasing sales. We expect the following items may represent significant uses of capital resources in the foreseeable future:

•	We have commitments under leases for certain facilities which we no longer occupy. One of these leases extends past 2004. Scheduled payments under these leases for 2004 total $1.1 million. We are presently negotiating lease reduction or termination agreements that we believe will result in a substantial reduction to future obligations under certain of these leases. However, there can be no assurance that we will be able to do so. In addition, we may have to make up-front cash payments to terminate or reduce our obligations under these leases. At December 31, 2003 accrued special charges includes amounts accrued for estimated rent obligations.

•	In December 2003, we entered in to a commitment to purchase approximately $1.5 million of equipment to upgrade our digital media services and technology infrastructure. The equipment was delivered in January 2004 and we anticipate paying the $1.5 million in the first quarter of 2004.

•	We have certain commitments under existing arrangements with certain licensors of copyrighted materials that may require payments estimated to be approximately $600,000 in 2004. These amounts are included in accrued expenses in the accompanying balance sheets.

•	We may enter into future transactions where we acquire complementary businesses. Such acquisitions may require the use of our capital resources.

      In the first quarter of 2004, we completed a private placement of 10,811,811 shares of common stock at $1.85 per share to a limited number of accredited investors that resulted in net proceeds of approximately $18.9 million. We intend to use the net proceeds for working capital and general corporate purposes, including expansion of our business-to-business digital music solutions in the U.S. and internationally. We agreed to use our best efforts to file a registration statement for the resale of the securities sold in the private placement on or before March 31, 2004, and to use our reasonable efforts to have the registration statement declared effective by the SEC as soon thereafter as practicable.

      We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations and meet our working capital and capital expenditure requirements for 2004.

Critical Accounting Policies and Estimates

      We have identified the most critical accounting policies and estimates used in the preparation of our financial statements by considering accounting policies and estimates that involve the most complex or subjective decisions or assessments.

      Revenue recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104, and EITF 00-21. We recognize revenue associated with the license of software in accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-4, SOP 98-9 and related interpretations and Technical Practice Aids.

      We recognize revenues from encoding services, digital music samples services, Internet radio services, live and on-demand webcasting services, software licensing, and media restoration services. We recognize these revenues when persuasive evidence of an arrangement exists, the product and/or service has been delivered, the price is fixed and determinable, and collectibility is reasonably assured.

      In arrangements that include rights to multiple products and/or services, we allocate the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on verifiable and objective evidence of the fair value of the undelivered elements. Multiple element arrangements may consist of implementation services, development services, encoding services, digital music samples services, Internet radio services, and live and on-demand webcasting services. Verifiable objective evidence is based upon the price charged when an element is sold separately.

      Under the provisions of SOP 97-2, in software arrangements that involve rights to multiple products and services, we allocate the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. Elements included in multiple element arrangements consist of software, intellectual property, implementation services, maintenance and consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not sold separately, the price established by management, if it is probable that the price, once established, will not change before market introduction.

      Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be realized within the next twelve months is classified as current liability.

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

      As described in Note 4, we recorded impairment charges of $6.7 million, $3.5 million, and $27.9 million in 2003, 2002 and 2001. These amounts are included in Special Charges on the accompanying statements of operations. Management’s assessments of the impairment of property and equipment, intangible assets and goodwill are sensitive accounting estimates that could result in additional impairment charges in the near term. Factors that impact these estimates include, but are not limited to, possible changes in business plans, market price of our common stock and declining financial results. Net long-term assets subject to impairment review in the future totaled $1.2 million at December 31, 2003. We will continue to review the carrying value of our long-lived assets and goodwill for impairments. Future adverse developments in our business will result in additional charges.

      Exit costs. We have followed the provisions of EITF 94-3 to record the costs associated with exit activities through December 31, 2002 and FAS 146 for exit activities after December 31, 2003. Management is required to make its best estimates of exit costs such as remaining lease obligations and/or termination fees, these estimates may be different than the actual amounts that will be paid under existing lease arrangements. Future adverse changes in our business could result in additional exit activities and charges.

      Litigation. We become involved from time to time in various claims and lawsuits incidental to the ordinary course of our operations, including such matters as contract and lease disputes and complaints alleging employment discrimination. We believe that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon our business or financial condition, cash flows, or results of operations.

      Income tax valuation allowance. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the periods in which the differences are expected to reverse. The Company’s net deferred tax asset has been reduced by a full valuation allowance based upon management’s determination that the criteria for recognition have not been met.

RISK FACTORS

      Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

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

      We have recently shifted our marketing emphasis to application level services, which we have only recently begun to deliver. You should consider our prospects in light of the risk, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market segments we serve. As a result of such risks, expenses and difficulties, we may have difficulty:

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

      Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

•	Market acceptance of our turn-key application level services;

•	Variability in demand for our digital media services and applications;

•	Market acceptance of our digital media and components offered by us and our competitors;

•	Ability of our customers and ourselves to procure necessary intellectual property rights for digital media content;

•	Willingness of our customers to enter into longer-term volume or recurring revenue digital media and applications service agreements and purchase orders in light of the economic and legal uncertainties related to their business models;

•	Governmental regulations affecting use of the Internet, including regulations concerning intellectual property rights and security measures; or

•	Competition from other companies entering our markets.

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

      As of December 31, 2003, we had approximately $22.3 million in cash and cash equivalents, short-term investments, and restricted investments. In the first quarter of 2004, we completed a private placement that resulted in net proceeds of $18.9 million. We have, however, experienced net losses from operations, and net losses are expected to continue into future periods. If our existing cash reserves prove insufficient to fund operating and other expenses, we may find it necessary to secure additional financing, sell assets or reduce expenditures further. In the event additional financing is required, we may not be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

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

      As of December 31, 2003, we had an accumulated deficit of $192.9 million. We have incurred net losses from inception, and we expect to continue to incur net losses in future periods.

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

      Our business and operations are substantially dependent on the performance of our executive officers and key employees who have worked together for only a relatively short period of time. We do not maintain “key person” life insurance on any of our executive officers.. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

We must integrate our recent acquisition of Overpeer, Inc. and we may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to effectively integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results.

      We have completed a number of acquisitions during the past three fiscal years and we expect to continue to pursue strategic acquisitions in the future. In March 2004, we completed the acquisition of Overpeer, Inc.

      Integrating the Overpeer acquisition and completing any potential future acquisitions could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, if at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations. Future acquisitions may not be well-received by the investment community, which may cause our stock price to fall. We cannot ensure that we will be able to identify or complete any acquisition in the future.

      If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to at least annual testing for impairment. For example, we recorded in our first quarter of fiscal 2003 impairments of $5.3 million, $685,000 and $601,000 to goodwill, intangible assets, and property and equipment related to our enterprise communication services and media restoration services business. A significant portion of those impairments related to assets acquired in our acquisition of TT Holding Corp. in November 2002. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be diluted significantly. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. The anticipated benefits of any acquisition may not be realized. If any of the negative events occur, our operations and financial position could be harmed.

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

      Because digital recorded music formats, such as MP3, do not always contain mechanisms for tracking the source or ownership of digital recordings, users are able to download and distribute unauthorized or “pirated” copies of copyrighted recorded music over the Internet. This piracy is a significant concern to record companies and artists, and is a primary reason many record companies and artists are reluctant to digitally deliver their recorded music over the Internet. As long as pirated recordings are available, many consumers will choose free pirated recordings rather than paying for legitimate recordings. Accordingly, if this issue is not addressed, our business might be harmed.

Many of our competitors have substantially greater capital resources than we do.

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

Online music distribution services in general are new and rapidly evolving and may not prove to be viable business models.

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

      We must also provide digital rights management solutions and other security mechanisms in order to address concerns of content providers and artists, and we cannot be certain that we can develop, license or acquire such solutions, or that content licensors or consumers will accept them. Consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. No assurance can be given that such solutions will be available to us upon reasonable terms, if at all. If we are unable to acquire these solutions on reasonable or any terms, or if customers are unwilling to accept these solutions, our business and prospects could be harmed.

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

      The growth of our business depends on the continued growth of the Internet as a medium for media consumption, communications, electronic commerce and advertising. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium, and identifying additional viable revenue models for digital media-bases business. We believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service, and necessary increases in bandwidth availability and access on an affordable basis, remain largely unresolved and may affect the amount and type of business that is conducted over the Internet, and may adversely affect our ability to sell our products and services and ultimately impact our business results and prospects.

      If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, specifically the demands of delivering high-quality media content. As a result, the performance and reliability of the Internet may decline. In addition, Websites have experienced interruptions in service as a result of outages, system attacks and other delays occurring throughout the Internet network infrastructure. If these outages, attacks or delays occur frequently or on a broad scale in the future, Internet usage, as well as the usage of our products, services and Websites, could grow more slowly or decline.

If broadband technologies do not become widely available or widely adopted, our online media distribution services may not achieve broad market acceptance, and our business may be harmed.

      We believe that increased Internet use and especially the increased use of media over the Internet may depend on the availability of greater bandwidth or data transmission speeds (also known as broadband transmission). If broadband technologies do not become widely available or widely adopted, our online media distribution services may not achieve broad market acceptance and our business and prospects could be harmed. Congestion over the Internet and data loss may interrupt audio and video streams, resulting in unsatisfying user experiences. The success of digital media distribution over the Internet depends on the continued rollout of broadband access to consumers on an affordable basis. To date, we believe that broadband technologies have been adopted at a slower rate than expected, which we believe has delayed broader-based adoption of the Internet as a media Internet distribution medium. Our business and prospects may be harmed if the rate of adoption does not increase.

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

      A limited number of customers have accounted for a majority of our revenues and may continue to do so for the foreseeable future. During 2003 and 2002, one customer accounted for approximately 11% and 13% of our revenues and another customer accounted for 5% and 10% of our revenues. We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing and broadening our customer base, our business could be harmed.

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

      Because we host, stream and Webcast audio and video content on or from our Web site and on other Websites for customers and provide services related to digital media content, we face potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials we host. Claims of this nature have been brought, and sometimes successfully prosecuted, against content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage or any alleged liability could harm our business.

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

If we do not continue to add customers for our services, our revenues and business will be harmed.

      In order to achieve return on our investments in new products and services, we must continue to add new customers while minimizing the rate of loss of existing customers. If our other marketing and promotional activities fail to add new customers at a rate significantly higher than our rate of loss, our business will suffer. In addition, if the costs of such marketing and promotional activities increase in order to add new customers, our margins and operating results will suffer.

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

      In addition, we could be subject to intellectual property infringement claims by others. Potential customers may be deterred from distributing content over the Internet for fear of infringement claims. The music industry in particular has recently been the focus of heightened concern with respect to copyright infringement and other misappropriation claims, and the outcome of developing legal standards in that industry is expected to affect music, video and other content being distributed over the Internet. If, as a result, potential customers forego distributing traditional media content over the Internet, demand for our digital media services and applications could be reduced which would harm our business. The music industry in the U.S. is generally regarded as extremely litigious in nature compared to other industries and we could become engaged in litigation with others in the music industry. Claims against us, and any resultant litigation, should they occur in regard to any of our digital media services and applications, could subject us to significant liability for damages including treble damages for willful infringement. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. Further, we plan to offer our digital media services and applications to customers worldwide including customers in foreign countries that may offer less protection for our intellectual property than the United States. Our failure to protect against misappropriation of our intellectual property, or claims that we are infringing the intellectual property of third parties could have a negative effect on our business, revenues, financial condition and results of operations.

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

      We face intense and increasing competition in the digital media services market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for digital media services, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

•	Ability to offer a private branded solution

•	Service functionality, quality and performance;

•	Ease of use, reliability, scalability and security of services;

•	Establishing a significant base of customers and distribution partners;

•	Ability to introduce new services to the market in a timely manner;

•	Customer service and support;

•	Attracting third-party web developers; and

•	Pricing.

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

      The Internet and digital media services industries are undergoing substantial change that has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have failed or are being acquired by larger entities. As a result, we are increasingly competing with larger competitors which have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

•	Competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

•	Competitors could obtain exclusive access to desirable multimedia content and prevent that content from being available in certain formats, thus impairing our content selection and our ability to attract customers;

•	Suppliers of important or emerging technologies could be acquired by a competitor or other company which could prevent us from being able to utilize such technologies in our offerings, and disadvantage our offerings relative to those of competitors;

•	A competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and

•	Other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content; or which could significantly change the market for our products and services.

      Any of these results could put us at a competitive disadvantage that could cause us to lose customers, revenue and market share. They could also force us to expend greater resources to meet the competitive threat, which could also harm our operating results.

We must enhance our existing digital media services and applications, and develop and introduce new services and applications to remain competitive in that segment. Any failure to do so in a timely manner will cause our results of operations in that segment to suffer.

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

      Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Our systems and operations are susceptible to, and could be damaged or interrupted by a number of security and stability risks, including: outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. We do not have complete redundancy in our webcasting facilities and therefore any damage or destruction to these would significantly harm our webcasting business. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Websites and network communications. A sudden and significant increase in traffic on our Websites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures.

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

      Our services are highly complex and are designed to be deployed in and across numerous large complex networks. Our digital distribution activities are managed by sophisticated software and computer systems. From time to time, we have needed to correct errors and defects. In addition, we must continually develop and update these systems over time as our business and business needs grow and change, and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors and defects that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Websites could be less attractive to such entities or individuals and our business could be harmed.

Our transmission capacity is not entirely in our control, as we rely in part on transmission capacity provided by third parties. Insufficient transmission capacity could result in interruptions in our services and loss of revenues.

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

Our business and operations may be especially subject to the risks of earthquakes and other natural catastrophes

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

      Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organiza-

tions are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

      There is uncertainty regarding how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, taxation, gambling, security, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the Internet. The vast majority of such laws was adopted before the advent of the Internet and related technologies and does not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

•	Limit the growth of the Internet;

•	Create uncertainty in the marketplace that could reduce demand for our products and services;

•	Increase our cost of doing business;

•	Expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our Websites or distributed or accessed through our products or services, with our provision of products and services, and with the features or performance of our products and Websites;

•	Lead to increased product development costs or otherwise harm our business; or

•	Decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

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

      The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations, which in turn could harm our business.

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

      We, and various underwriters for our initial public offering are defendants in a putative shareholder class action. The complaint alleges undisclosed improper underwriting practices concerning the allocation of shares for our IPO, in violation of the federal securities laws. Similar complaints have been filed concerning the IPOs of more than 300 companies, and the litigation has been coordinated in federal court for the Southern District of New York as In re Initial Public Offering Securities Litigation, 21 MC 92. A proposal has been made for the settlement and release of claims against the issuer defendants. The settlement is subject to a number of conditions, including approval of other proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. In addition, because class action litigation has often been brought against companies with periods of volatility in their stock prices, we could become involved in additional litigation.

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

      The 17,358,553 shares subject to our recent prospectus represent 30.5% of our common shares outstanding on December 31, 2003. In addition, in the first quarter of 2004, we sold an additional 10,810,811 shares of common stock to a limited number of accredited investors and we have agreed to file a registration statement covering the resale of the shares sold in that financing. The selling stockholders under the registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume.

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

      There is no guarantee that securities analysts will continue to cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price. The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about our business or us. If one or more of the analysts who cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, recently adopted rules mandated by the Sarbanes-Oxley Act of 2002, and a global settlement reached between the SEC, other regulatory analysts and a number of investment banks in April 2003, may lead to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms will now be required to contract with independent financial analysts for their stock research. It may be difficult for companies with smaller market capitalizations, such as our company, to attract independent financial analysts that will cover our common stock, which could have a negative effect on our market price.

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

We have not, and currently do not anticipate, paying dividends on our common stock.

      We have never paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

      Our financial results could be affected by factors such as changes in interest rates and fluctuations in the stock market. As substantially all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our risks. Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our invested cash balances of $22.3 million at December 31, 2003, a one percent change in interest rates would cause a change in interest income of $223,000 per year. Due to the investment grade level of our investments, we anticipate no material market risk exposure. In addition, our revolving credit facility and our term loan are based on the prime rate. Based on the $4.3 million balance outstanding at December 31, 2003, a one percent increase in the prime rate would increase our interest expense by $43,000 per year.

      We invest in investment-grade government obligations, institutional money market funds and other obligations with FDIC insured US banks. Concentration is limited to 10% in any one instrument or issuer. Our primary investment focus is to preserve capital and earn a market rate of return on our investments. We do not speculate nor invest in publicly traded equity securities and, therefore, do not believe that our capital is subject to significant market risk.

Item 8	Financial Statements and Supplementary Data

LOUDEYE CORP.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

and Shareholders of
Loudeye Corp.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Loudeye Corp. (formerly Loudeye Technologies, Inc.) and subsidiaries at December 31, 2003 and 2002, and the results of their operations and of their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of Loudeye Technologies, Inc. and subsidiaries, for the year ended December 31, 2001, prior to the revision described in Note 2, were audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 14, 2002.

      As described in Note 2, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.

      As discussed above, the consolidated financial statements of Loudeye Technologies, Inc. for the year ended December 31, 2001 were audited by other independent auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 2. In our opinion, the transitional disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 18, 2004

REPORT OF ARTHUR ANDERSEN LLP

      The following is a copy of the report of Arthur Andersen LLP dated February 14, 2002 on their audits of the financial statements of Loudeye Technologies, Inc and subsidiaries for December 31, 2001 and 2000 and each of the three years in the period ended December 31, 2001. Arthur Andersen LLP has ceased operations and has not reissued this report. In 2002, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). As discussed in Note 2, the Company has presented the transitional disclosures for 2001 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these changes to the 2001 consolidated financial statements. These revisions to the 2001 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein. The footnote shown below was not part of Arthur Andersen LLP’s report.

To Loudeye Technologies, Inc.:

      We have audited the accompanying consolidated balance sheets of Loudeye Technologies, Inc. and subsidiaries (Loudeye) as of December 31, 2001* and 2000*, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for each of the three years* in the period ended December 31, 2001. These financial statements are the responsibility of Loudeye’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loudeye Technologies, Inc. and subsidiaries as of December 31, 2001* and 2000*, and the results of their operations and their cash flows for each of the three years* in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

February 14, 2002

Seattle, Washington

*	The consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of operations, of stockholders’ equity and of cash flows for the years ended December 31, 2000 and 1999 are not required to be included in this Annual Report on Form 10-K.

LOUDEYE CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(in thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$12,480	$1,780
Short-term investments	9,460	9,978
Accounts receivable, net of allowances of $235 and $254	1,781	2,107
Notes receivable from related parties	—	1,187
Prepaid expenses and other	345	736
Assets held for sale	363	681

Total current assets	24,429	16,469
Restricted investments	316	1,500
Property and equipment, net	1,123	2,002
Goodwill	—	5,307
Intangibles assets, net	86	1,758
Other assets, net	360	821
Assets held for sale	730	1,672

Total assets	$27,044	$29,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,229	$1,193
Line of credit	1,285	—
Accrued compensation and benefits	378	904
Other accrued expenses	1,155	1,424
Accrued special charges	1,670	2,903
Accrued acquisition consideration	—	1,059
Deposits and deferred revenue	485	305
Current portion of long-term debt and capital leases	1,348	773
Liabilities related to assets held for sale	98	25

Total current liabilities	7,648	8,586
Deposits and deferred revenue	228	—
Long-term debt and capital leases, net of current portion	2,135	591

Total liabilities	10,011	9,177
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000 shares authorized, none outstanding	—	—
Common stock, treasury stock and additional paid-in capital; for common stock, $0.001 par value, 100,000 shares authorized; 56,974 shares issued and outstanding in 2003 and 53,871 and 47,176 shares issued and outstanding in 2002	210,134	194,195
Deferred stock compensation	(214)	(130)
Accumulated deficit	(192,887)	(173,713)

Total stockholders’ equity	17,033	20,352

Total liabilities and stockholders’ equity	$27,044	$29,529

The accompanying notes are an integral part of these consolidated financial statements

LOUDEYE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(in thousands, except
	per share amounts)
REVENUES	$11,948	$12,681	$10,388
COST OF REVENUES
Other cost of revenues	7,144	13,347	12,737
Non-cash stock-based compensation	62	(34)	—

Total cost of revenues	7,206	13,313	12,737

Gross profit (loss)	4,742	(632)	(2,349)
OPERATING EXPENSES
Research and development (excluding non-cash stock-based compensation of $57 in 2003 and $(21) in 2002)	1,688	3,159	9,719
Sales and marketing (excluding non-cash stock-based compensation of $47 in 2003 and $(55) in 2002)	3,286	7,667	9,409
General and administrative (excluding non-cash stock-based compensation of $1,194 in 2003 and $(307) in 2002)	7,778	11,375	11,102
Amortization of intangibles and other assets	1,100	3,043	8,173
Stock-based compensation	1,298	(383)	359
Special charges — goodwill impairments	5,307	—	9,418
Special charges — other	3,392	6,846	27,843

Total operating expenses	23,849	31,707	76,023

OPERATING LOSS	(19,107)	(32,339)	(78,372)
OTHER INCOME (EXPENSE), net
Interest income	347	1,149	3,157
Interest expense	(286)	(631)	(1,181)
Increase in fair value of common stock warrants	(248)	—	—
Other, net	120	659	—

Total other income (expense)	(67)	1,177	1,976

NET LOSS	$(19,174)	$(31,162)	$(76,396)

Net loss per share — basic and diluted	$(0.39)	$(0.75)	$(1.84)

Weighted average shares — basic and diluted	49,797	41,393	41,429

The accompanying notes are an integral part of these consolidated financial statements

LOUDEYE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock,
	Treasury
	Stock, and Additional
	Paid-in Capital		Deferred		Total
			Stock	Accumulated	Stockholders’
	Shares	Amount	Compensation	Deficit	Equity

	(in thousands)
BALANCES, January 1, 2001	37,072	$185,609	$(3,387)	$(66,154)	$116,068
Issuance of shares for acquisition and strategic partnerships	7,153	10,836	—	—	10,836
Repurchase of common stock	(4,000)	(2,000)	—	—	(2,000)
Other	—	61	—	—	61
Stock option exercises, repurchases and shares issued under ESPP	250	266	—	—	266
Modification of common stock options	—	(2,145)	943	—	(1,202)
Amortization of deferred stock-based compensation	—	—	1,561	—	1,561
Net loss	—	—	—	(76,396)	(76,396)

BALANCES, December 31, 2001	40,475	192,627	(883)	(142,550)	49,194
Issuance of shares for acquisitions	9,228	3,786	—	—	3,786
Repurchase of shares	(2,696)	(1,105)	—	—	(1,105)
Stock option exercises and shares issued under ESPP	169	57	—	—	57
Amortization of deferred stock compensation, net of cancellations	—	(1,170)	753	—	(417)
Net loss	—	—	—	(31,162)	(31,162)

BALANCES, December 31, 2002	47,176	194,195	(130)	(173,713)	20,352
Repurchase of common stock	(1,469)	(425)	—	—	(425)
Stock option and warrant exercises and shares issued under ESPP	2,084	2,023	—	—	2,023
Shares issued in private placement	7,839	9,975	—	—	9,975
Conversion of common stock warrants from a liability to equity	—	1,704	—	—	1,704
Shares issued to pay accrued acquisition consideration	636	1,118	—	—	1,118
Shares issued for prior acquisitions and accrued bonus	629	25	—	—	25
Deferred stock-based compensation	—	544	(544)	—	—
Amortization of deferred stock-based compensation, net of cancellations	—	—	460	—	460
Stock-based compensation	79	900	—	—	900
Issuance of common stock warrants	—	75	—	—	75
Net loss	—	—	—	(19,174)	(19,174)

BALANCES, December 31, 2003	56,974	$210,134	$(214)	$(192,887)	$17,033

The accompanying notes are an integral part of these consolidated financial statements

LOUDEYE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
OPERATING ACTIVITIES
Net Loss	$(19,174)	$(31,162)	$(76,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,378	7,223	15,422
Special charges and other non-cash items	6,744	3,575	29,736
Other income from settlement of acquisition terms	—	(700)	—
Stock-based compensation	1,360	(417)	359
Increase in fair value of common stock warrants	248	—	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	326	358	2,902
Prepaid expenses and other	1,889	464	396
Accounts payable	36	24	(1,162)
Accrued compensation, benefits and other expenses	(1,916)	(1,226)	2,610
Deposits and deferred revenue	408	(306)	(161)
Assets and liabilities held for sale	402	(109)	—

Cash used in operating activities	(7,299)	(22,276)	(26,294)

INVESTING ACTIVITIES
Purchases of property and equipment	(115)	(1,676)	(2,696)
Proceeds from sales of property and equipment	185	109	—
Cash paid for acquisitions of businesses, net of cash acquired	(82)	(2,361)	(9,580)
Loans made to related party and related interest	—	(801)	—
Payments received on loans made to related party	1,187	734	—
Purchases of short-term investments	(11,750)	(11,105)	—
Sales of short-term investments	12,268	23,563	19,689

Cash provided by investing activities	1,693	8,463	7,413

FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of options	2,023	47	270
Proceeds from private equity placement financing, net	11,431	—	—
Proceeds from line of credit and long-term debt	8,320	—	18,908
Principal payments on line of credit and long-term obligations	(5,043)	(20,495)	(11,827)
Loans made to related party and related interest	—	—	(1,000)
Repurchase of common stock from related party	(425)	(1,118)	(2,000)

Cash provided by (used in) financing activities	16,306	(21,566)	4,351

Net change in cash and cash equivalents	10,700	(35,379)	(14,530)
Cash and cash equivalents, beginning of period	1,780	37,159	51,689

Cash and cash equivalents, end of period	$12,480	$1,780	$37,159

Supplemental Disclosures:
Cash paid for interest	$200	$623	$970
Issuance of common stock for acquisition of businesses	—	3,786	10,756
Repayment of related party note with shares	—	777	—
Issuance of common stock to pay accrued acquisition consideration and accrued interest	1,118	—	—
Assets acquired under capital leases	112	467	368
Reversal of deferred stock compensation as a result of option cancellations	—	1,170	—
Issuance of common stock and common stock warrants to strategic partners	—	—	76
Conversion of common stock warrants from a liability to equity	1,704	—	—

The accompanying notes are an integral part of these consolidated financial statements

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.     The Company, Risks and Uncertainties, and Basis of Consolidation:

The Company

      Loudeye Corp. (the “Company” or “Loudeye”) provides digital media services and media restoration services. The Company is headquartered in Seattle, Washington and to date has conducted business in the United States, Canada and Europe in two business segments, digital media services and media restoration services.

Risks And Uncertainties

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

      The Company has incurred net losses and negative cash flows from operations since inception and has an accumulated deficit of $192.9 million at December 31, 2003. Management has restructured the Company’s operations, reduced its work force, renegotiated leases, and taken other actions to limit the Company’s expenditures. In August 2003, the Company sold shares of common stock in a private placement transaction that raised net proceeds of approximately $11.4 million.

      In the first quarter of 2004, the Company completed an additional private placement financing transaction that resulted in net proceeds of approximately $18.9 million. The Company believes that its existing cash, cash equivalents, and short-term investments will be sufficient to fund its operations and meet its working capital and capital expenditure requirements for 2004. However, there can be no assurance that the Company’s cash balances will be sufficient to sustain its operations until profitable operations and positive cash flows are achieved. Accordingly, the Company may require additional capital to fund its operations. There can be no assurance that additional capital will be available to the Company on acceptable terms, or at all.

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2.     Summary of Significant Accounting Policies

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market accounts maintained with financial institutions and certain other investment grade instruments, which at times exceeds federally insured limits. The Company has not experienced any losses on its cash and cash equivalents

Short-term Investments

      The Company has invested amounts in investment-grade government obligations, institutional money market funds and other obligations with FDIC insured U.S. banks. Marketable securities are accounted for as available for sale. These securities all mature within one year and reported amounts approximate fair value due to the relatively short maturities of these investments and their relatively low risk.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has approximately $316,000 of short-term investments which are utilized as collateral for certain irrevocable standby letters of credit. Accordingly, these investments are classified as restricted investments in the consolidated balance sheets. These securities all mature within one year and reported amounts approximate fair value due to the relatively short maturities of these investments. These investments are related to standby letters of credit required for certain lease agreements which expire through 2005. Accordingly, the restricted investments have been classified in long-term assets in the accompanying consolidated balance sheets.

Impairment of Long-lived Assets

      The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows over the remaining useful life is less than the carrying amount of the asset. As described in Note 4, the Company recorded impairment charges of $6.7 million, $3.6 million and $27.9 million in 2003, 2002 and 2001, respectively. These amounts are included in Special Charges in the accompanying consolidated statements of operations.

Advertising Costs

      Advertising costs are expensed as incurred. The Company incurred $85,000, $787,000 and $122,000 in advertising costs for the years ended December 31, 2003, 2002 and 2001, respectively. These expenses have been included as a component of sales and marketing expenses in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments and Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, and long-term obligations. Fair values of cash and cash equivalents approximate their carrying value due to the short period of time to maturity. Short-term investments are reported at their market value. The carrying value of the Company’s line of credit and long-term obligations approximate fair value because the interest rates of the obligations reflects the current market rates of similar facilities for comparable companies. In addition, the interest rates on the line of credit and term loan are variable.

      The Company is exposed to credit risk since it extends credit to its customers. The Company performs initial and ongoing evaluations of its customers’ financial condition, and generally extends credit on open account, requiring collateral as deemed necessary.

      During the three years in the period ended December 31, 2003, the company had sales to certain significant customers, as a percentage of revenues, as follows:

	2003	2002	2001

Customer A	5%	10%	—
Customer B	11%	13%	17%

	16%	23%	17%

      Revenues from Customer A were reported primarily in the Digital Media Services segment and revenues from Customer B were reported primarily in the Media Restoration Services segment.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment is stated at historical cost less accumulated depreciation and impairment write-downs. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, ranging from three to five years. Leasehold improvements are amortized over the lesser of the applicable lease term or the estimated useful life of the asset. Expenditures and improvements that increase the value or extend the life of an asset are capitalized. Expenditures for maintenance and repair are expensed as incurred. Gains or losses on the disposition of assets are reflected in the consolidated statement of operations in the period of disposal.

Goodwill and Intangible Assets

      The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) effective January 1, 2002. Under the new rule, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to, at a minimum, annual impairment tests in accordance with the Statement. The Company completes its annual impairment test as of November 30 of each year. This change has reduced amortization expense during the years ended December 31, 2003 and 2002 compared to prior years. Other than goodwill, the Company has no intangible assets deemed to have indefinite lives. The impact of adopting FAS 142 on the Company’s net loss and net loss per share for 2001, as if FAS 142 had been adopted effective January 1, 2001, is as follows (in thousands, except per share amounts):

2001

Net loss, as reported	$(76,396)
Goodwill amortization	2,422
Amortization of intangible assets reclassified to goodwill	152

Adjusted net loss	$(73,822)

Basic and diluted net loss per share:
Net loss, as reported	$(1.84)
Goodwill amortization	0.06
Amortization of intangible assets reclassified to goodwill	—

Adjusted net loss	$(1.78)

      The Company determined that it has three reporting units for purposes of FAS 142; Enterprise Communications, Digital Media Services, and Restoration. The Company’s Digital Media Services segment consists of the Enterprise Communications and Digital Media Services reporting units. Assets reclassified to goodwill ($222,000) consisted of acquired technology and workforce from the Company’s acquisition of Vidipax. The Company performed its annual impairment tests for 2002 under FAS 142 and recorded resulting impairment charges. These charges are discussed in greater detail in Note 4. The Company does not have any goodwill at December 31, 2003.

Software Development Costs

      Research and development costs consist primarily of salaries, wages and benefits for development personnel and are expensed as incurred. Software developed for internal use is capitalized once the preliminary project stage has been completed and management has committed to funding the continuation of the development project. Capitalization is ceased when the software project is substantially complete and ready for its intended use. Internally developed software and software acquired in business combinations are recorded in

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other long term assets and intangibles, respectively. Purchased software is recorded in property, plant and equipment.

Stock-based Compensation

      The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees,” (APB No. 25), as interpreted by Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25” (FIN 44) and related interpretations. In addition, the Company complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and related interpretations. The Company records deferred stock-based compensation for the difference between the exercise price of employee stock options and the fair value of the Company’s common stock at the date of grant. These differences are deferred and amortized on an accelerated basis over the vesting period of the individual options in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28).

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

      Stock-based compensation for the year ended December 31, 2003 totaled $1.4 million, consisting of the amortization of deferred stock compensation of $460,000, of which $62,000 is included in cost of revenues, stock-based compensation expense of $730,000 related to options granted to a member of the Company’s board of directors for consulting services, variable stock compensation expense of $64,000 related to stock options that were repriced in 2001, stock and options issued to former employees as severance and termination benefits of $99,000, and stock options issued to an outside consultant of $7,000. Stock-based compensation was a credit of $417,000 for the year ended December 31, 2002, of which $34,000 is included in cost of revenues, consisting of the amortization of deferred stock compensation net of the reversal of expense related to accelerated amortization for options that were cancelled. Stock-based compensation totaled $359,000 for the year ended December 31, 2001, consisting of the amortization of deferred stock compensation.

      The Company records stock-based compensation charges as a separate component of expenses. These amounts can be allocated to the other expense categories in the accompanying consolidated statements of operations as follows for the year ended December 31, 2001 (in thousands):

Production (cost of revenues)	$30
Research and development	19
Sales and marketing	50
General and administrative	260

$359

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation and shares issued to employees under the Company’s employee stock purchase plan (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net loss, as reported	$(19,174)	$(31,162)	$(76,396)
Add: stock-based employee compensation expense (credit) included in reported net loss	593	(417)	359
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(929)	(1,114)	(1,223)

Pro forma net loss	$(19,510)	$(32,693)	$(77,260)

Loss per share:
Basic and diluted — as reported	$(0.39)	$(0.75)	$(1.84)
Basic and diluted — pro-forma	$(0.39)	$(0.79)	$(1.86)

      To determine compensation expense under FAS 123, the Company used the following assumptions:

	2003	2002	2001

• Risk-free interest rates	2.68- 5.71%	3.93- 5.71%	4.0- 5.71%
• Expected lives	5 years	5 years	5 years
• Expected dividend yields	0%	0%	0%
• Expected volatility	135-136%	75%	75%

Income Taxes

      The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the periods in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the net deferred tax asset will not be realized.

Segments

      The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Management has determined that the Company operates in two segments, digital media services and media restoration services.

Guarantees

      In the normal course of business, the Company indemnifies other parties, including business partners, lessors and parties to other transactions with the Company. The Company has agreed to hold the other parties harmless against losses arising from a breach of representation or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made. In addition, the Company has entered into indemnification agreements with certain of its officers and directors and the Company’s by-laws contain similar indemnification obligations to the Company’s officers and directors. It is not possible to determine the maximum potential amount under these indemnification agreements since the Company has not had any prior indemnification claim upon which

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to base an estimate and each claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement.

Comprehensive Income

      The Company has adopted the provisions of Statement of Accounting Standards No. 130, “Reporting Comprehensive Income” (FAS 130). FAS 130 requires the disclosure of comprehensive income or loss and its components in the consolidated financial statements. Comprehensive income or loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. The Company had no such transactions in 2003, 2002 or 2001.

Reclassifications

      Certain information reported in previous periods has been reclassified to conform to the current period presentation. These reclassifications had no impact on net loss, stockholders’ equity, or cash flows as reported previously.

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

      Management’s assessments of the impairment of property and equipment and intangible assets are sensitive accounting estimates that could result in additional impairment charges in the near term. Factors that impact these estimates include, but are not limited to, possible changes in business plans, decreases in the market price of the Company’s common stock and declining financial results.

      Management evaluates the potential loss exposure on various claims and lawsuits arising in the normal course of business. An accrual is made if the amount of a particular claim or lawsuit is probable and reasonably estimable.

Recent Accounting Pronouncements

      In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), which establishes requirements for the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of this statement has not impacted the results of operations or the financial position of the Company.

      In 2002, the FASB issued statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections” (FAS 145). FAS 145 eliminates the requirement in FAS 4 that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. The rescission of FAS 4 is effective for fiscal years beginning after May 15, 2002. Adoption of this statement has not impacted the results of operations or the financial position of the Company.

      In 2002, the FASB issued Statement of Financial Accounting Standards no. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). FAS 146 requires the recognition of such costs when

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of FAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted the provisions of FAS 146 on January 1, 2003. As discussed in Note 4, the Company recorded restructuring charges under FAS 146 for activities initiated after December 31, 2002.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The adoption of this standard did not have an impact on the results of operations or financial position of the Company.

      In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity” (“FASB No. 150”). FASB No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. In October 2003, the FASB deferred certain provisions of FASB No. 150 relating to mandatorily redeemable non-controlling interests. The adoption of this standard did not have an impact on the results of operations or financial position of the Company.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others”, which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. The adoption of this standard did not have an impact on the results of operations or financial position of the Company. Disclosures required by FIN 45 are included in the Notes to the consolidated financial statements.

      In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company does not have any special purpose entities and will apply the remaining provisions of FIN 46R to its first quarter 2004 financial statements.

      In 2002, the Emerging Issues Task Force (EITF) finalized its tentative consensus on EITF Issue No. 00-21, Revenue Arrangements With Multiple Deliverables (EITF 00-21), which provides guidance on the timing and methods of revenue recognition for sales agreements that include delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company recognizes revenue in accordance with the provisions of EITF 00-21.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Revenue Recognition

      The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (SAB 101) as amended by Staff Accounting Bulletin No. 104 (SAB 104), and EITF 00-21. The Company recognizes revenue associated with the license of software in accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-4, SOP 98-9 and related interpretations and Technical Practice Aids.

      The Company recognizes revenues from encoding services, digital music samples services, Internet radio services, live and on-demand webcasting services, software licensing, and media restoration services. The Company recognizes these revenues when persuasive evidence of an arrangement exists, the product and/or service has been delivered, the price is fixed and determinable, and collectibility is reasonably assured.

      In arrangements that include rights to multiple products and/or services, the Company allocates the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on verifiable and objective evidence of the fair value of the undelivered elements. Multiple element arrangements may consist of implementation services, development services, encoding services, digital music samples services, Internet radio services, and on-demand webcasting services. Verifiable and objective evidence is based upon the price charged when an element is sold separately.

      Under the provisions of SOP 97-2, in software arrangements that involve rights to multiple products and services, the Company allocates the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. Elements included in multiple element arrangements consist of software, intellectual property, implementation services, maintenance and consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not sold separately, the price established by management, if it is probable that the price, once established, will not change before market introduction.

      Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be realized within the next twelve months is classified as a current liability.

      Encoding services consist of the conversion of audio and video content into Internet media formats. Sales of encoding services are generally under nonrefundable time and materials or per unit contracts. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, the Company recognizes revenues as the encoding services are rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

      Digital music samples services are provided to customers using the Company’s proprietary streaming media software, tools, and processes. Music samples are streamed files containing selected portions, or samples, of a full music track and are typically 30 to 60 seconds in length. Customer billings are based on the volume of data streamed at rates agreed upon in the customer contract, subject to a nonrefundable monthly minimum fee. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, the Company recognizes revenue in the period in which the samples are delivered.

      Similar to the digital music samples services, Internet radio and video services are provided to customers using the Company’s proprietary media software, tools and processes. Internet radio and video services can consist of the rebroadcasting over the Internet of a customer’s over-the-air radio programming. Services provided may also include playlist selection and programming services for online radio channels and may include related video content, such as music videos. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, revenue from the sale of Internet radio and video services is recognized on a monthly basis as the services are provided and customers are typically billed monthly in arrears.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Webcasting services are provided to customers using the Company’s proprietary streaming media software, tools and processes. Services for live webcast events may be sold separately or combined with on-demand webcasting services in which the Company may host an archive of the webcast event for future use on an on-demand basis. In addition, on-demand webcasting services are often sold separately without the live event component. As a result, the Company has verifiable and objective evidence of the fair value for both the live and on-demand services. Accordingly, under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, the Company recognizes revenue for live webcasting in the period in which the webcast event occurs. Revenue for on-demand webcasting services are deferred and recognized ratably over the period in which the services are provided. Customer billings are typically based on the volume of data streamed at rates agreed upon in the customer contract or a set monthly fee.

      Media restoration services consist of services provided by our VidiPax subsidiary to restore and upgrade old or damaged archives of traditional media. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, the Company recognizes revenues as these services are rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer. As discussed in Note 6, the Company sold its Vidipax subsidiary on January 30, 2004 pursuant to an agreement dated October 31, 2003.

4.     Special Charges

      Beginning in the fourth quarter of 2000 and through the first quarter of 2003, the Company commenced a series of operational restructurings and facilities consolidations. As a result of these activities, the Company has recorded special charges in the years ended December 31, 2003, 2002 and 2001.

      In the fourth quarter of 2000, the Company assessed each product and service offering and the costs related to each in making the determination to cease providing, or otherwise change the level of support the Company would provide to these offerings. The Company determined that it was not feasible to continue to provide or support digital media consulting services, certain digital media applications and the Alive e-show platform in 2001. Additionally, the decision was made to decrease the level of emphasis placed on video encoding activities. This decision was made as a response to the decreased demand for such services, which started in the third quarter of 2000 and continued into the first quarter of 2001, at which time the Company determined that no further resources would be provided to support video encoding in the Seattle facility. In the second quarter of 2001, the Company terminated approximately 45% of its workforce. That reduction in force created excess facilities, resulting in the development of facilities consolidation plans. During 2002 the Company implemented additional consolidation and cost savings initiatives, which included continued integration and realignment processes related to our acquisition activity. As a result of these initiatives the Company consolidated its digital media services operations in the first quarter of 2002 from three separate facilities to one facility acquired in the Activate acquisition. Implementing these consolidation plans have generated a number of special charges in 2002, and 2001.

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

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Implementing the consolidation and restructuring plans described above have generated a number of special charges, summarized as follows (in thousands):

	2003	2002	2001

Goodwill impairment	$5,307	$—	$9,418
Intangible and other asset impairments	685	1,437	11,938
Property and equipment impairments	670	2,029	6,534
Facilities related charges	658	1,490	6,194
Employee severance and termination benefits	501	1,890	3,177
Other restructuring charges	878	—	—

	$8,699	$6,846	$37,261

      Following is a more detailed description of the special charges for each of the categories in the table above:

      Goodwill Impairment. A revised corporate forecast was developed in connection with the 2003 strategic and operational plan. The revised forecast also considered that the Company had learned that revenue from a significant customer in its Media Restoration Services segment would be less than originally anticipated. Utilizing the revised forecast, the Company performed a reassessment of the carrying value of all of its assets, both tangible and intangible. The revised forecast demonstrated that certain tangible and intangible assets and goodwill related to its media restoration services and enterprise communications services businesses were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over their estimated useful lives. The fair values of each of these assets were estimated using primarily a probability weighted discounted cash flow method. The fair value of goodwill was estimated under the two-step process required by FASB No. 142 and resulted in an impairment of the goodwill associated with the Media Restoration Services segment of $5.3 million during the first quarter of 2003.

      Intangible and other asset impairments. The Company recorded impairments of $685,000, $1.4 million and $21.4 million in 2003, 2002 and 2001, respectively, related to intangibles and other long-term assets. The Company decided in 2001 to focus on areas of business that it believed had a near-term opportunity to drive increases in revenue. This decision led to certain acquisitions described in Note 10.

      The goodwill previously recognized associated with the Alive.com acquisition and certain other digital applications had no discernable cash flows or fair value and, as a result, were impaired. The remaining unamortized balances, totaling $10.6 million were written off in the first quarter of 2001. In the third and fourth quarters of 2001, the Company reassessed the remaining Alive intangibles and recorded additional impairment charges of $180,000 and $117,000, respectively. The Company previously had capitalized the cost of warrants issued to a strategic partner. In the first quarter of 2001, the Company terminated this relationship and, accordingly, the Company recorded a charge of $708,000 related to the unamortized portion of the warrants.

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

      In the fourth quarter of 2001, the Company recorded a charge totaling $5.0 million related to intangible assets acquired from DiscoverMusic in March 2001. Increased competition, including pricing pressures and

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the continued economic downturn caused the Company to lower its initial projections for the business and subsequently write-down the value originally assigned to the acquired customer list and other acquired intangibles. The Company did not expect to fully recover the current carrying value of the assets in the near term, resulting in the impairment. The assets were written down to estimated current cost to replace, which the Company believed was a reliable estimate of the fair value.

      In the fourth quarter of 2001, the Company recorded a charge totaling $3.5 million related to the impairment of various intangibles that were recorded as a result of its online radio transactions. Through December 31, 2001, the Company had not generated significant revenues from radio customers. Internal projections for online radio-related revenues were revised and were lower than those projections that existed at the time of the acquisitions. This revision and the general uncertainty of the economic situation and the advertising market required the Company to perform an assessment of these assets. The projected undiscounted cash flows over the remaining estimated life of two years did not fully support the carrying value of these assets on the balance sheet. Accordingly, the Company obtained an independent valuation to assess the fair values of these assets. The Company used this as the new basis of the intangible assets and recorded the difference between the carrying value and the assessed fair market value to special charges.

      The Company also recorded a charge totaling $1.2 million in the fourth quarter of 2001 related to the impairment of VidiPax goodwill. The projected undiscounted cash flows did not fully support the carrying value of the related goodwill. The Company estimated the fair value of VidiPax’s long-lived assets and charged the $1.2 million difference between the carrying value and the estimated fair market value to special charges.

      In the fourth quarter of 2002, in connection with the Company’s annual impairment test for goodwill and as a result of declining revenue, the Company obtained an independent valuation to assist in evaluating its goodwill and intangible assets for impairment in accordance with FAS 142 and FAS 144. The fair values of the Company’s reporting units and their respective intangible assets were estimated using primarily a discounted cash flow method. As a result of this analysis, the Company determined that certain of the intangible assets in its digital media services and enterprise communication services reporting units were impaired as the cash flows did not support the carrying value of the assets. Accordingly, the Company recorded special charges reflecting the impairment of these intangible assets as follows (in thousands):

	Enterprise	Digital Media
	Communication	Services	Total

Customer lists	$—	$743	$743
Acquired technology	268	426	694

	$268	$1,169	$1,437

      In the first quarter of 2003, the revised corporate forecast developed in connection with the 2003 strategic and operational plan described above demonstrated that certain intangible assets related to the Company’s media restoration services and enterprise communications services reporting units were impaired, as the projected undiscounted discernible cash flows over the estimated useful lives of the assets did not exceed their carrying value. The fair values of each of these assets were estimated using primarily a discounted cash flow method, and resulted in impairments as follows (in thousands):

	Enterprise
	Communication	Media Restoration	Total

Customer lists and contracts	$33	$22	$55
Acquired technology	601	—	601
Other intangible assets	—	29	29

	$634	$51	$685

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and equipment. The Company recorded special charges of $6.5 million related to property and equipment in 2001. These included charges of approximately $820,000 related to previously capitalized software that the Company abandoned during 2001. The Company determined that due to the acquisition of a music samples platform from DiscoverMusic, the previously capitalized software costs associated with Loudeye’s separately developed music samples platform were redundant and not recoverable. Accordingly, since the code base developed by Loudeye would not be sold or otherwise used, it was determined to have no further value and the remaining unamortized cost, approximately $600,000, was adjusted to zero. The Company also discontinued all sales efforts related to certain digital media applications and terminated the related development efforts. This resulted in a full impairment and a related charge of $250,000.

      The Company’s decision in early 2001 to focus on the audio business led to a further review of its video assets. The Company performed a review of the current market prices for similar used equipment and adjusted the remaining value of its video assets down to the estimated net realizable value. The Company sold a significant amount of these assets at auction during the second quarter of 2001, at amounts approximately equal to their adjusted values. Prior to the sale, the Company had ceased depreciation the assets until such time as they were disposed of. The Company also recorded in the third quarter of 2001 charges of $607,000 related to assets acquired from DiscoverMusic that were abandoned due to obsolescence or otherwise unusable in its restructured business. In conjunction with the consolidated forecast for 2002 and beyond, it became apparent that the projected undiscounted cash flows were insufficient to recover fully the carrying value of the remaining property and equipment (excluding those recently acquired from Activate). The Company then performed an analysis of all remaining property and equipment that had not been purchased recently to determine its fair value. These analyses resulted in charges of $5.1 million in 2001.

      In the fourth quarter of 2002, as a result of declining revenue and economic conditions, it became apparent that projected undiscounted cash flows were insufficient to recover fully the carrying value of the remaining property and equipment related to the Company’s digital media services reporting unit (excluding those acquired from Streampipe). The Company then performed an analysis of the remaining property and equipment to determine its fair value. These analyses resulted in impairment charges of $2.0 million in 2002.

      In the first quarter of 2003, the revised corporate forecast developed in connection with the 2003 strategic and operational plan described above demonstrated that certain tangible assets related to the Company’s Digital Media Services and Media Restoration Services segments were impaired, as the projected undiscounted discernible cash flows of the assets over their estimated useful lives did not exceed their carrying value. The fair values of each of these assets were estimated using primarily a discounted cash flow method. In the fourth quarter of 2003, the Company vacated its facility in Washington, D.C. and migrated its operations to its facility on Rainier Avenue, Seattle, Washington. As a result of this decision, the Company recorded impairment charges of $68,000 related to the property and equipment located at the Washington, D.C. facility. The fair value of this equipment was estimated to be $90,000, based on discussions and negotiations with parties interested in purchasing the equipment, and is reported in assets held for sale in the accompanying consolidated balance sheets. Total impairments of property and equipment were $670,000, consisting of $219,000 in the digital media services segment and $451,000 in the media restoration services segment.

      Facilities related charges. As a result of acquisition activity, the de-emphasis of video encoding operations and the reductions in force that led to excess facilities, the board of directors approved plans to consolidate facilities during the course of 2001. In addition to the closing of the Company’s Santa Monica facility, these plans called for the closing of its London offices in early 2001 and the migration from four facilities in Seattle into one facility in late 2001 and early 2002. Accordingly, all unamortized leasehold improvements related to the vacated facilities, totaling $2.1 million, were charged to special charges in 2001. The Company also accrued for the rental payments it believed would be paid on these abandoned facilities while it sought a suitable sublessor or negotiate a termination of the lease. Related rent charges of $3.6 million were recorded in 2001, including $2.3 million in the fourth quarter of 2001, reflecting current local real-estate

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market conditions. In the fourth quarter of 2002, the Company accrued additional charges of $1.5 million to adjust its estimate of future rental payments and related costs associated with these leases and to reflect updated current local real estate market conditions.

      As discussed above, during the fourth quarter of 2002, management committed to a plan to exit certain of the Company’s leased facilities. The exit plan identified all significant actions to be taken, including the method of disposition, locations of those activities and the expected dates of completion. Under the provisions of EITF 94-3, the Company recorded the estimated lease termination costs in accrued special charges at December 31, 2002. Current year activity for accruals established under EITF 94-3 is summarized in the following paragraphs.

      In April 2003, the Company entered into a lease termination agreement with the landlord of its unoccupied facility on Fourth Avenue, Seattle, Washington. Under the terms of the agreement, the Company paid a lease termination fee of $200,000. As a result, all of the Company’s obligations under the lease were terminated effective April 30, 2003. In accordance with EITF 94-3, the lease termination fee was included in accrued special charges at December 31, 2002. The Company had been paying approximately $29,000 per month under this lease.

      In May 2003, the Company entered into a lease termination agreement with the landlord of its unoccupied facility in Ardsley, New York. Under the terms of the agreement, the Company paid a lease termination fee of approximately $114,000 which included its security deposit of $29,000. As a result, all of the Company’s obligations under the lease were terminated effective May 19, 2003. In accordance with EITF 94-3, the lease termination fee was included in accrued special charges at December 31, 2002. The Company had been paying approximately $19,000 per month under this lease.

      Under the provisions of FAS 146, the Company recorded certain additional lease termination costs during the year ended December 31, 2003. These additional costs were related to certain leased facilities whereby the Company had ceased using the facilities and notified the landlords that it had released its rights under the lease agreements. These additional costs were recognized and measured at the present value of the future minimum lease payments, net of estimated sublease rentals that could be reasonably obtained for the facilities. Current year activity for accruals established under FAS 146 is summarized in the following paragraphs.

      In March 2003, the Company terminated a portion of a lease for approximately half the space it occupied for its principal operating facility on Rainier Avenue, Seattle, Washington. Rents were reduced from approximately $108,000 per month with a term expiring on November 30, 2005 to rent for the remainder of the facility of approximately $33,000 per month through June 30, 2003 with options, that the Company exercised, to extend the term through December 31, 2003 at a base rent of $33,000 per month and pre-paid utility expenses of $60,000 per quarter. As consideration for the lease termination, the Company allowed its landlord to retain its security deposit in the amount of $218,500 and made cash payments of $126,700. On December 31, 2003, the Company signed a new lease with the landlord that expires on December 31, 2005. Monthly rental payments under the new lease are approximately $55,000 through March 2004 and then $73,000 thereafter, reflecting an increase in the square footage leased commencing April 1, 2004.

      In October 2003, the Company vacated and ceased using its former Streampipe facility in Washington, D.C. and migrated its operations to its facility on Rainier Avenue, Seattle Washington. At that time, the landlord was informed of the Company’s decision to no longer occupy the Washington D.C. facility and the Company’s release of its rights under the lease agreement. The lease for the facility expired in March 2004 and, under the requirements of FAS 146, the present value of future minimum rental payments, net of sublease rentals, of $43,000 were recorded in accrued special charges during the year ended December 31, 2003.

      The Company has accrued special charges related to its Vidipax facility in New York, New York. The lease agreement was originally entered into in December 2002 and the Company has never occupied the

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility. During 2003, the Company informed the landlord of its decision to release its rights under the lease agreement and has been in ongoing discussions with the landlord to negotiate a lease termination agreement. Accordingly, under the requirements of FAS 146, the Company had accrued $562,000 in accrued special charges through the third quarter of 2003 representing the estimated fair value of future rental payments, net of sublease rentals and related costs with respect to the termination of this lease. In December 2003, the Company accrued an additional $150,000, for a total accrual of $712,000, to adjust its estimate of the fair value of the liability based on further negotiations with the landlord In February 2004, the Company entered into a lease settlement agreement with the landlord. The amount of the settlement has been included in accrued special charges at December 31, 2003.

      Employee severance. In connection with the operational restructurings and facilities consolidations described above, the Company has reduced is work force on several occasions during 2003, 2002 and 2001. Severance and related costs paid related to these employee terminations were as follows (in thousands):

	2003	2002	2001

First quarter	$91	$748	$682
Second quarter	264	1,142	1,537
Third quarter	52	—	104
Fourth quarter	2	—	854

Total	$409	$1,890	$3,177

      Other restructuring charges. The other restructuring charges of $878,000 represent fees and costs paid to Regent Pacific Management Corporation with respect to interim management services provided to the Company in connection with its management and operational restructuring.

      Accrued special charges. The following table reflects the activity in accrued special charges for the year ended December 31, 2003 related to the events described above (in thousands). The Company believes that it will ultimately pay all of these accrued charges, which primarily represent future rent obligations, in cash.

	December 31,	Additional			December 31,
	2002	Accruals	Payments	Adjustments	2003

Employee severance	$104	$501	$(409)	$(196)	$—
Facilities related charges	2,799	1,220	(1,787)	(562)	1,670
Other restructuring charges	—	878	(878)	—	—

Total	$2,903	$2,599	$(3,074)	$(758)	$1,670

      For certain of the lease terminations described above, the settlement amounts were less than the Company had accrued initially due to favorable negotiations with landlords and improvements in real estate markets. In other cases, the Company increased its accruals as a result of its ongoing evaluations of its lease obligations. The adjustments resulting from these settlements and additional accruals were recorded in special charges expense in the consolidated statements of operations.

      For certain of the employment terminations, the amounts paid were less than the Company had accrued initially due to favorable settlements with the former employees. These adjustments were recorded in special charges in the consolidated statements of operations.

5.     Assets Held for Sale

      On January 30, 2004, the Company’s wholly-owned media restoration services subsidiary, Vidipax, Inc., sold substantially all of its assets and certain liabilities to a company controlled by the current general manager of Vidipax pursuant to an asset purchase agreement signed on October 31, 2003. The total purchase price of

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.2 million was placed in escrow when the asset purchase agreement was signed. $900,000 will be released from escrow upon the assignment of a certain customer contract and $300,000 will be released from escrow upon the satisfaction of certain conditions. In addition, the Company may receive up to an additional $500,000 based on the purchaser achieving certain performance targets over a period of two years from the closing date. At closing, the Company also entered into a co-marketing and reseller agreement with the purchaser pursuant to which the Company will sell, for a fee, media restoration services on behalf of the purchaser for a two-year period. The co-marketing and earn-out provisions constitute continuing involvement by the Company under FAS 144. Consequently, Vidipax has not been reported as a discontinued operation. In addition, the Company has recorded in assets held for sale $90,000 of equipment located in its Washington D.C. facility that was vacated in October 2003.

      The following assets and liabilities of the media restoration services business to be sold have been classified as “held for sale” in the consolidated balance sheet (in thousands):

	December 31,

	2003	2002

Cash	$113	$109
Accounts receivable, net	147	394
Other current assets	103	178
Property & equipment, net	645	1,588
Other noncurrent assets	85	84

Total assets	$1,093	$2,353

Accounts payable	$98	$10
Current portion of capital lease obligation	—	15

Total liabilities	$98	$25

6.     Private Equity Financing

      On August 28, 2003, the Company issued 7,838,708 shares of common stock to institutional investors in a private placement transaction for $1.55 per share, raising gross proceeds of approximately $12.1 million. In connection with the transaction, the Company also issued warrants to the investors to purchase 783,871 shares of the Company’s common stock and warrants to the placement agent to purchase 195,968 shares of the Company’s common stock, representing total warrant shares of 979,839 shares of common stock. The exercise price of the warrants is $2.00 per share. The warrants are exercisable beginning February 27, 2004 and expire February 27, 2007. Net proceeds from the transactions, after issuance costs and a placement fee of 4% of the gross proceeds, were approximately $11.4 million.

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

      The registration rights agreement provided that if a registration statement was not filed, or did not become effective, within the defined time period, then in addition to any other rights the holders may have, the Company would be required to pay to each holder an amount in cash, as liquidated damages, equal to 2% per month of the aggregate purchase price, prorated daily. The registration statement was filed within the allowed

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time, and was declared effective by the SEC on October 14, 2003. Accordingly, no liquidated damages were required to be paid in connection with the initial registration.

      In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants, the fair value of the warrants were accounted for as a liability, with an offsetting reduction to the carrying value of the common stock. The warrant liability was reclassified to equity as of the October 14, 2003 effective date of the registration statement.

      The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 2.71%, the contractual life of 3.5 years and volatility of 136%. The fair value of the warrants was estimated to be $1.5 million on the closing date of the transaction. The fair value of the warrants was re-measured at September 30, 2003 and estimated to be $1.7 million. The increase in the fair value of $222,000 from the transaction date to September 30, 2003 was recorded as a charge to other expenses in the statement of operations during the third quarter of 2003. The fair value of the warrants increased by approximately $26,000 from September 30, 2003 to October 14, 2003 and such increase was reflected as a charge to other expenses in the statement of operations in the fourth quarter of 2003.

7.     Acquisitions

      Generally, the Company’s goodwill, intangibles and other assets have resulted from purchase acquisitions, equity transactions or the capitalization of software development costs. The acquisitions described below were accounted for under the purchase method of accounting.

      Streampipe In November 2002, the Company acquired TT Holding Corp. (“Streampipe”), a New York company which provided enterprise Webcasting technology and services pursuant to an agreement and plan of reorganization (“Merger Agreement”). The acquisition price was $4.5 million, consisting of $3.1 million of common stock issued at closing (7,900,165 shares), unsecured promissory notes (“Notes”) aggregating $1.1 million and transaction costs of $0.3 million. The Notes bear interest at an annual rate of 5% and matured on January 1, 2004. In addition, the Notes contained an equity redemption option pursuant to which the Company could, at its option, satisfy its obligation under the Notes by issuing additional shares of common stock. On December 31, 2003, the Company redeemed the Notes at a redemption price of $1.76 per share by issuing 635,386 shares of its common stock. The number of shares of common stock issued to redeem the Notes was calculated by dividing the principal and all accrued interest due under the Notes as of the date of redemption, by the average of the last sale price of its common shares for the 30 trading days preceding January 1, 2004.

      The Company accounted for the acquisition in accordance with FAS 141. The purchase price allocation was as follows (in millions):

Current assets	$0.70
Property and equipment	0.30
Goodwill	3.80
Acquired technology	0.30
Website development costs	0.02
Liabilities	(0.60)

$4.52

      EncodeThis In June 2002, The Company acquired certain assets of Digital Media Broadcast (“EncodeThis”), a California company that provided digital media services similar to those of the Company.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Activate.net In September 2001, the Company acquired Activate.net Corporation (“Activate”, a Seattle-based company which provided live and on-demand webcasting services for a variety of enterprise business communication needs. Activate had been operated as a majority-owned operating company of CMGi, Inc.

      Total acquisition consideration was $6.6 million. $1.0 million was paid in cash at closing and the Company assumed $2.4 million of liabilities as a part of its working capital and incurred costs of $0.2 million. The remaining $3.0 million of the purchase price was to be paid in stock or cash in September 2002. This remaining obligation was settled in the fourth quarter of 2002 for $2.0 million in cash and $300,000 of the Company’s common stock, resulting in a gain of $700,000 which has been included in other income in the consolidated statements of operations for the year ended December 31, 2002. The acquisition consideration was as follows (in millions):

Liabilities assumed	$2.4
Direct acquisition costs	0.2
Cash paid at closing	1.0
Accrued acquisition consideration	3.0

$6.6

      The Company accounted for the acquisition in accordance with FAS No. 141. The primary identified intangibles were related to technology in service which has not yet been patented and purchased contracts with firmly committed customer backlog. No purchase price was assigned to goodwill or in-process research and development. The purchase price allocation was as follows (in millions):

Current assets	$2.5
Property and equipment	2.4
Unpatented technology	1.6
Acquired contracts	0.1

$6.6

      Amounts allocated to unpatented technology were amortized over two years, while the amounts allocated to acquired contracts were amortized over one year.

      DiscoverMusic In March 2001, the Company purchased DiscoverMusic, a Seattle company that was the largest provider of music samples on the Internet. The Company paid $4.0 million in cash, net of DiscoverMusic’s cash, and issued 3,677,013 shares of common stock valued at $6.1 million for cash and stock consideration of $10.7 million. As part of the acquisition price, the Company placed $1.0 million in cash into an escrow account to pay for certain legal exposures assumed. In conjunction with the settlement of these legal matters, the Company paid the remaining portion of the legal escrow fund in March 2002. The total

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition price, including costs of the acquisition and liabilities assumed, of $16.3 million was allocated as follows (in millions):

Current assets	$5.2
Property and equipment	1.1
Customer list	7.9
Digital samples archive	2.1

$16.3

      The customer list and digital samples archive acquired were being amortized over three and two years, respectively. In conjunction with its long-lived assets policy, the Company determined that some of the above acquired assets were impaired at December 31, 2001, and accordingly recorded an impairment charge. See Note 4.

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

      The following table presents the unaudited pro forma results assuming that the Company had acquired Streampipe and EncodeThis at the beginning of fiscal year 2002 (in thousands):

2002

Total revenues	$16,013
Net loss	(32,912)
Basic and diluted net loss per share	$(0.80)

8.     Allowance for Doubtful Accounts

      The activity in the allowance for doubtful accounts is summarized as follows (in thousands)

	2003	2002

Balance at beginning of year	$254	$474
Additions charged to expense	129	121
Write-offs of receivables, net of recoveries	(148)	(341)

Balance at end of year	$235	$254

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Prepaid Expenses and Other

      Prepaid expenses and other current assets consisted of the following (in thousands):

	2003	2002

Prepaid insurance	$49	$243
Miscellaneous receivables	68	225
Prepaid software licenses and maintenance agreements	46	178
Other prepaid expenses	182	90

	$345	$736

10.     Property and Equipment

      Property and equipment consists of the following (in thousands):

	2003	2002	Depreciable Lives

Production and computer equipment	$5,201	$5,221	3 years
Furniture, fixtures and equipment	5	5	5 years
Leasehold improvements	355	491	3-5 years
Software	376	386	3 years

Subtotal	5,937	6,103
Accumulated depreciation and amortization	(4,814)	(4,101)

Property and equipment, net	$1,123	$2,002

      Depreciation and amortization expense related to property and equipment was $1.3 million, $4.3 million and $7.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

11.     Intangible Assets and Goodwill

      The Company’s intangible assets at December 31, 2003 and 2002 were as follows (in thousands):

	Gross Carrying		Accumulated
	Amount		Amortization		Net Book Value

	2003	2002	2003	2002	2003	2002

Trade name	$—	$685	$—	$580	$—	$105
Customer list	748	2,219	662	1,339	86	880
Acquired technology	—	830	—	57	—	773

	$748	$3,734	$662	$1,976	$86	$1,758

      As described in Note 4, the Company recorded impairment charges related to certain intangible assets in 2003, 2002 and 2001. The customer list intangible asset will be amortized fully in the first quarter of 2004.

      Amortization of goodwill and intangible assets totaled $1.1 million, $3.0 million and $8.2 million for the years ending December 31, 2003, 2002 and 2001, respectively.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill were as follows (in thousands):

	Years ending
	December 31,

	2003	2002

Beginning balance	$5,307	$1,310
Impairment of goodwill from Streampipe acquisition	(3,775)	—
Vidipax intangible assets reclassified to goodwill	—	222
Goodwill (impairment) from Vidipax acquisition	(1,532)	3,775

Ending balance	$—	$5,307

      The Streampipe acquisition is a component of the Company’s digital media services segment and the Vidipax acquisition is a component of the Company’s media restoration services segment.

12.     Other Long-Term Assets

      Other long-term assets consisted of the following (in thousands):

	December 31,

	2003	2002

Long-term deposits	$300	$592
Capitalized software costs (net of accumulated amortization of $244 and $147)	49	146
Other	11	83

	$360	$821

      The decrease in long-term deposits resulted from the negotiated settlement of operating leases for unoccupied facilities. As described in more detail in Note 4, in several of these settlements the landlords were allowed to retain the security deposits for the facilities. These security deposits were included in other long-term assets in the consolidated balance sheet at December 31, 2002.

      In 2001, the company recorded impairment charges on capitalized software development costs of approximately $820,000. The Company did not capitalize any software development costs in 2003 or 2002.

13.     Other Accrued Expenses

      Other accrued expenses consisted of the following (in thousands):

	December 31,

	2003	2002

Accrued royalties	$600	$490
Accrued interest	15	—
Accrued legal fees	137	249
Other accrued liabilities	403	685

	$1,155	$1,424

14.     Line of Credit

      In June, 2003, the Company entered into a revolving credit facility (the “Revolver”) with a bank under which it may borrow up to $2.5 million based on a certain percentage of eligible accounts receivable. The Revolver expires in June, 2004 and is collateralized by substantially all of the Company’s assets. Borrowings

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Revolver bear interest at the greater of the prime rate plus 1.75% (5.75% at December 31, 2003) or 5.75%. In addition, the Company was required to establish a lockbox account with the lender to which all payments from customers are deposited. The lender applies such deposits to the outstanding borrowings and transfers any excess funds to the Company’s operating bank account. Annual fees for the lockbox arrangement are 0.35% of the average daily outstanding principal balance. At December 31, 2003, outstanding borrowings under the Revolver were $1.3 million. The Company is utilizing borrowings under the 2003 Revolving Facility for working capital and general corporate purposes.

      The Company also issued a warrant to the lender to purchase 47,500 shares of its common stock at $0.89 per share. The warrant expires in June 2010. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 2.0%, contractual life of seven years and volatility of 136%. The fair value of the warrant was estimated to be $28,000 and was recorded in interest expense.

15.     Long-Term Debt and Capital Lease Obligations

     Long-Term Debt

      On December 31, 2003, the Company entered into a Loan and Security Agreement (the “Term Loan”) with a bank under which it borrowed $3,000,000. The Term Loan also provides for up to $500,000 to collateralize standby letters of credit. Borrowings under the Term Loan are collateralized by substantially all of the Company’s assets and bear interest at the Prime Rate plus 1.25 percent (5.25% at December 31, 2003). Principal payments are due in equal monthly installments, plus interest, through January 1, 2007. In addition, the Term Loan restricts, among other things, the Company’s borrowings, dividend payments, stock repurchases, and sales or transfers of ownership or control, and contains certain other restrictive covenants that require the Company to maintain a certain quick ratio and tangible net worth, as defined in the Term Loan. The Company was in compliance with these covenants at December 31, 2003. The Company intends to use the proceeds to upgrade certain equipment related to its digital media services and technology infrastructure, repay certain capital lease obligations, and for working capital and other general corporate purposes.

      The Company also issued a warrant to the lender to purchase 25,000 shares of its common stock at $1.75 per share. The warrant expires in December 2010. The fair value of the warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.81%, the contractual life of seven years and volatility of 137%. The fair value of the warrant was estimated to be $46,000 and will be recorded in interest expense ratably over the term of the loan.

     Capital Lease Obligations

      The Company has financed the acquisition of certain equipment with capital lease arrangements. These leases are collateralized by the equipment as well as by standby letters of credit totaling approximately $316,000. The leases bear interest at rates ranging form 2.26% to 7.52% with outstanding balances totaling approximately $481,000 at December 31, 2003.

      As of December 31, 2003, future minimum payments under capital leases are as follows (in thousands):

2004	$322
2005	169

491
Amount representing interest	(10)

$481

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying value of assets held under capital lease obligations at December 31, 2003 was approximately $580,000.

16.     Income Taxes

      At December 31, 2003, the Company had net operating loss carryforwards of approximately $193.5 million related to Federal and state jurisdictions. Utilization of net operating loss carryforwards are subject to certain limitations. These carryforwards will expire in 2018 through 2023. The Company did not provide for any current or deferred Federal or state income tax expense or benefit for any of the periods presented because it has experienced operating losses since inception, and has provided full valuation allowances on net deferred tax assets because of uncertainty regarding their realizability. The valuation allowance increased by $5.5 million, $29.1 million, and $24.3 million in 2003, 2002, and 2001, respectively. Deferred income taxes consist primarily of net operating loss carryforwards and temporary differences for customer deposits, accrued special charges, allowances, stock-compensation expense and the difference between book and tax depreciation and amortization.

      The difference between the statutory tax rate of 35% (34% federal and 1% state, net of federal benefits) and the tax benefit of zero recorded by the Company is due to the Company’s full valuation allowance against its net deferred tax assets.

      The components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$67,732	$60,217
Basis difference in depreciable assets	4,819	6,676
Accrued special charges	585	1,016
Stock options and warrants	477	—
Other	609	785

Total net deferred tax assets	74,222	68,695
Valuation allowance	(74,222)	(68,695)

Total	$—	$—

17.     Stockholders’ Equity

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

     Shares Reserved for Future Issuance

      The following shares of common stock have been reserved for future issuance as of December 31, 2003:

Stock option plans	12,873,661
2000 Employee stock purchase plan	652,055
Common stock warrants	1,726,136

15,251,852

18.     Net Loss Per Share

      Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is antidilutive, which is the case for all periods presented. The Company has excluded the following numbers of shares using this method:

	2003	2002	2001

Options outstanding	6,683,707	8,059,358	8,206,103
Warrants outstanding	1,027,816	262,978	140,000

Shares excluded	7,711,523	8,322,336	8,346,103

      The Company had 1,207 and 87,291 shares outstanding that had been issued through stock option exercises but which were subject to repurchase at December 31, 2002 and 2001, with weighted average purchase prices of $0.17 and 0.31, respectively. There were no shares subject to repurchase at December 31, 2003. The impact of these unvested shares has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted earnings per share and basic and diluted pro forma earnings per share.

      The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share:

	2003	2002	2001

Weighted average shares outstanding	49,797,540	41,416,228	41,606,726
Weighting of shares subject to repurchase	(626)	(23,072)	(177,622)

Weighted average shares used to calculate basic and diluted earnings per share	49,796,914	41,393,156	41,429,104

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Employee Benefit Plans

401(k) Plan

      The Company maintains a 401(k) plan covering its full-time employees over age twenty-one. Employees are eligible after three months employment. Under the 401(k) plan, employees may elect to reduce their current compensation by up to 80% up to the statutorily prescribed annual limit ($12,000 in 2003) and to have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan permits, but does not require, Company matching contributions on behalf of all participants in the 401(k) plan. The Company expensed a contribution of $94,000 in 2001 that was contributed to the plan participants’ accounts in March 2002. No expense was incurred in 2003 or 2002.

2000 Employee Stock Purchase Plan

      In December 1999, the board of directors approved the creation of the 2000 Employee Stock Purchase Plan (ESPP). A total of 200,000 shares of common stock were reserved for issuance under the ESPP, with the number of shares reserved for issuance under the ESPP subject to an automatic annual increase on the first day of each of the fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 equal to the lesser of 300,000 shares or 0.75% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as the board of directors determines. At December 31, 2003, the total number of shares reserved for issuance was 1,075,175, and a total of 423,120 shares have been issued under the Plan.

Stock Option Plans

      Under the Company’s various stock option plans, the board of directors and its stock option committee may grant to employees, consultants, and directors both incentive and nonstatutory options to purchase the Company’s common stock. At December 31, 2003, the plans provided for options to purchase up to 17,824,487 of the Company’s common stock. One of the option plans provides for an automatic annual increase on the first day of each of the fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 equal to the lesser of 2.5 million shares or 5% of our outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as our Board determines. Option grants under the plans have terms of ten years and generally vest over three to four and one half years.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Option activity under the plans was as follows:

	Weighted Average

	Number of	Grant Date	Weighted Average
	Shares	Fair Value per Share	Exercise Price per Share

Outstanding, January 1, 2001	5,603,023		4.64
Granted	7,996,606	0.97	1.11
Exercised	(257,093)		0.48
Cancelled	(5,136,433)		4.36

Outstanding, December 31, 2001	8,206,103		1.51
Granted	4,422,225	0.42	0.42
Exercised	(91,621)		0.28
Cancelled	(4,477,349)		1.41

Outstanding, December 31, 2002	8,059,358		0.98
Granted at below fair value	473,300	1.12	0.29
Granted at fair value	4,867,490	0.52	0.52
Exercised	(1,998,452)		0.80
Cancelled	(4,717,989)		0.96

Outstanding, December 31, 2003	6,683,707		0.67

      The following information is provided for options outstanding and exercisable at December 31, 2003:

	Outstanding			Exercisable

			Weighted Average
		Weighted Average	Remaining		Weighted Average
	Number of	Exercise Price	Contractual Life	Number of	Exercise Price
Range per Share	Shares	per Share	(in years)	Shares	per Share

$0.25 – $0.27	2,653,000	$0.27	9.19	1,778,333	$0.27
$0.28 – $0.29	1,219,506	0.29	9.38	253,326	0.28
$0.31 – $0.36	1,243,461	0.36	8.84	313,257	0.36
$0.38 – $1.54	667,428	0.76	7.77	395,467	0.72
$1.74 – $19.75	900,312	2.75	8.96	344,979	3.74

December 31, 2003	6,683,707	$0.67	8.99	3,085,362	$0.72

December 31, 2002	8,059,358	$0.98	8.83	2,808,823	$1.56

December 31, 2001	8,206,103	$1.51	9.08	3,229,942	$1.47

20.     Commitments and Contingencies

Operating Leases

      The Company leases its facilities and certain equipment under non-cancelable operating leases. The leases expire at various dates through August 2005 and generally provide that the Company pay taxes, insurance, maintenance and other operating costs related to the leased assets.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments under operating leases, net of sublease payments, as of December 31, 2003 are as follows (in thousands):

	Unoccupied	Occupied
	Facilities	Facilities	Total

2004	$1,108	$923	$2,031
2005	454	921	1,375

	$1,562	$1,844	$3,406

      Amounts due related to the unoccupied facilities may not represent the actual amount that will be paid under their respective leases, as the Company is in settlement negotiations with the landlord of one of the facilities and in litigation with the landlord of another facility. At December 31, 2003, the Company has recorded in accrued special charges an estimated liability of $1.7 million with respect to leases for its unoccupied facilities.

      Rent expense under operating leases totaled approximately $1.6 million, $2.0 million and $2.8 million during 2003, 2002 and 2001, respectively. In addition, the Company paid approximately $1.6 million in 2002 for operating leases that had been accrued as special charges in the prior year, related to unoccupied facilities. Approximately $600,000 of the 2001 rent expense is included within the special charge, as it related to that portion of rent for facilities which had been vacated under the Company’s plans of consolidation.

      At December 31, 2003, the Company had a commitment to purchase for $1.5 million certain equipment to upgrade its digital media services and technology infrastructure. The $1.5 million will be paid in the first quarter of 2004.

      The Company is also required to make royalty payments to the music companies and other various rights holders, based upon the amount of revenues the Company generates from its music related services. Amounts due under such agreements are included in cost of revenues.

Legal Proceedings

      Between July 26, 2001 and August 30, 2001, four substantially similar class action complaints were filed in the Untied States District Court for the Southern District of New York against the Company and certain of its former officers and directors, as well as against certain underwriters who handled its March 15, 2000 initial public offering of common stock. The various complaints were purportedly filed on behalf of a class of persons who purchased the Company’s common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by the Company’s underwriters in connection with its initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the initial public offering. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. The Company and the individual defendants have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently, all claims against the former officers have been withdrawn without prejudice. The Company, along with the many other issuer defendants, moved to dismiss the claims in the complaint. By decision dated February 19, 2003 the court denied the Company’s motion. A proposal has been made for the settlement and release of claims against the issuer defendants. The settlement is subject to a number of conditions, including approval of other proposed settling parties and the court. If the settlement does not occur, and litigation against the Company continues, management believes the Company has meritorious defenses and intends to defend the case vigorously.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On February 3, 2003, the Company entered into an agreement with Regent Pacific Management Corporation pursuant to which Regent Pacific would provide management services. The agreement was for a term of 26 weeks, with an option to renegotiate certain terms of the agreement after 13 weeks, and was terminable by either party under certain circumstances. Under the agreement, the Company paid certain fees to Regent Pacific. In addition, Regent Pacific was to receive stock options to purchase up to 4,000,000 shares of our common stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. On March 7, 2003, Regent Pacific resigned from the engagement. On July 25, 2003, Regent Pacific filed suit against the Company in the United States District Court for the Northern District of California for breach of the agreement. In this complaint, Regent Pacific is seeking unspecified damages and specific performance of the alleged obligation to grant the stock options due to them under the contract. The Company believes that it has meritorious defenses to the claims made in the suit, intends to defend vigorously this suit, and intends to bring certain counterclaims against Regent Pacific.

      On or about January 8, 2003, Dominion Venture Finance, L.L.C. commenced an action against the Company and “John Doe” defendants in the Superior Court of the State of California, County of San Francisco. In its complaint, plaintiff alleges that pursuant to a loan and security agreement and a master lease agreement (the liabilities for which agreement, plaintiff alleges, were acquired by the Company when it merged with DiscoverMusic.com, Inc.) the Company failed to make certain required payments to plaintiff. On August 5, 2003, the Company agreed to settle all claims under the suit for a cash payment of approximately $228,000, which represented the outstanding principal and interest under the agreements.

      In April 2003, the landlord of the Company’s unoccupied facility at 414 Olive Way, Seattle, WA filed suit against the Company in the Superior Court of Washington, King County, for breach of its lease and is seeking damages of $2.0 million. In January 2004, the Court entered a judgment in favor of the plaintiff for rents due through January 2004 of $438,000, which the Company appealed immediately. The Court reserved the other issues in the suit, including mitigation, interest and attorney’s fees, for trial. Management believes that the Company has meritorious defenses to the claims made in the suit and intends to defend this suit vigorously and the Company may also bring certain counterclaims against the landlord. If the Company does not prevail on its appeal or its counterclaims, the Company may be held liable for additional amounts beyond the amount of the judgment. As of December 31, 2003, the Company has recorded in accrued special charges an estimate of the amount the Company may ultimately be required to pay with respect to this matter.

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

21.     Related Party Transactions

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

      On October 26, 2001, the Company entered into an agreement with the Tobias’s, pursuant to which Loudeye purchased four million shares of Loudeye common stock from the Tobias’s for $2.0 million, or $0.50 per share, and also entered into a comprehensive agreement with the Tobias’s, including the extension of a $2.0 million collateralized line of credit to the Tobias’s (“the Loan”). The Tobias’s had previously entered into a loan agreement with City National Bank to borrow a principal amount of $3.0 million. The Company

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateralized $2.5 million of the principal amount with a letter of credit. The $2.0 million payment due to Mr. Tobias from the Company for the common stock was paid directly to City National Bank to reduce the current outstanding principal balance to $500,000. The new credit line was collateralized by liens on certain real property assets owned by Mr. Tobias, as well as all his remaining 4.6 million Loudeye shares. Under the terms of the agreement, the collateral shares were restricted from public market sale, without Loudeye’s consent, until the later of January 31, 2003, or the full repayment of the credit facility, which occurred in June of 2003. At December 31, 2002, amounts outstanding under the credit line were $1.1 million and are reflected in notes receivable from related parties. As part of the agreement, Mr. Tobias granted the Board of Directors of the Company an irrevocable proxy to vote the remaining shares of Common Stock owned by Mr. Tobias at any stockholders’ meeting. The proxy terminated on the repayment of the Loan in June of 2003. In addition, as part of the agreement, Mr. Tobias resigned from the Company’s Board of Directors. The agreement also permitted Mr. Tobias to establish a program for sales of his shares consistent with Rule 10b5-1 under the Securities Exchange Act of 1934 and with Rule 144 under the Securities Act of 1933, so long as the minimum per share sales price of the shares under such plan equaled or exceeded $1.25.

      In addition, under the Rule 10b5-1 program described above, if Mr. Tobias was unable to sell shares of Loudeye common stock so that the proceeds from these sales equal the lesser of (a) $500,000 or (b) the proceed from sales of 150% of the maximum number of shares that could have been sold by Mr. Tobias under Rule 144 during the calendar quarter multiplied by a discounted share price as defined in the agreement, the Company agreed to purchase a limited number of shares from Mr. Tobias at a discount from market price. During 2003, the Company purchased a total of 1,468,850 shares from Mr. Tobias for $426,000. During 2002, the Company purchased a total of 1,812,170 shares from Mr. Tobias for $0.8 million.

      In March 2001, the Company loaned its former President, David L. Weld Jr., $90,000 pursuant to a promissory note bearing interest at the prime rate plus 1%. This loan was due in three equal installments of principal plus accrued interest in each of March 2002, September 2003, and September 2004. At December 31, 2002, $60,000 remained outstanding under the note and is included in notes receivable from related parties. The loan was repaid in full in September of 2003.

      In April 2001, the Company loaned its former Sr. Vice President of Sales, Todd A. Hinders $64,000 pursuant to a promissory note bearing interest at the prime rate plus 4%. This loan was due in annual installments on anniversary of the loan equal to the greater of $3,000 or the Alternative Minimum Tax credit carry forward utilized on Mr. Hinders’ income tax return for that year. At December 31, 2002, $38,169 remained outstanding under the note and is included in notes receivable from related parties. The remaining balance was repaid in full in January 2003.

      In May 2001, the Company acquired all of the capital stock of Addition Systems, Inc., owned by Digital Media Campus Inc., for $1,323,766 in cash. In connection with this transaction, Digital Media Campus assigned to the Company a promissory note receivable from eWave Networks. John Baker, the Company’s former Chief Executive Officer and Chairman of the Board of Directors, was Chief Operating Officer of Digital Media Campus until he joined Loudeye in March 2001. At December 31, 2002, the balance of the note receivable from eWave was $133,545 and is included in prepaid expenses and other current assets. The note receivable was repaid in full in June of 2003.

      On June 14, 2000, the Company entered into a five-year lease agreement with a company whose president and sole shareholder was a vice president of the Company until his employment terminated in August of 2001. Total payments during 2001 were approximately $362,000.

22.     Subsequent Events

      In February 2004, the Company sold 10,810,811 shares of common stock at $1.85 per share to a limited number of accredited investors. The gross proceeds received from the financing were $20,000,000. The

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company paid a placement fee equal to 5% of the gross proceeds. The net proceeds of the offering, after commissions and expenses, will be used for working capital and general corporate purposes, including expansion of the Company’s business-to-business digital music solutions in the U.S. and internationally. The Company has agreed to use its best efforts to file a registration statement covering the resale of the shares sold in the financing.

      In March 2004, the Company completed the acquisition of Overpeer, Inc. (“Overpeer”), a privately held company based in New York. Pursuant to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), among Loudeye, Privateer Acquisition Corp., a wholly owned subsidiary of the Company, Overpeer and certain of Overpeer’s stockholders, Privateer Acquisition Corp. was merged with and into Overpeer, with Overpeer continuing as the surviving company and a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, all of the outstanding capital stock of Overpeer was exchanged for a total of 1,752,772 shares of Loudeye’s common stock. The number of shares issued in the Merger was calculated by dividing $4,000,000 by the volume weighted average closing sales price of Loudeye’s common stock on each of the thirty consecutive trading days preceding the closing of the Merger, or $2.2821 per share. 262,916 of the shares issued in the Merger will be held in escrow for one year and will be available during that time to satisfy indemnity claims under the Merger Agreement. The Company agreed to use its best efforts to file a registration statement for the resale of the securities sold in the private placement on or before March 31, 2004, and to use its reasonable efforts to have the registration statement declared effective by the SEC as soon thereafter as practicable. The Company is currently in the process of determining the allocation of the purchase price and will record the purchase price allocation when a valuation of the assets acquired is completed.

23.     Segment Disclosures

      The Company operates in two business segments, digital media services and media restoration services, for which the Company receives revenues from its customers. The Company’s Chief Operating Decision Maker is considered to be the Company’s Executive Team (CET) that is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, and certain of its Vice Presidents. The CET reviews financial information presented on a consolidated basis accompanied by disaggregated information about products and services for purposes of making decisions and assessing financial performance. The following table provides information about the Company’s segments (in thousands):

	Years ended December 31,

	2003	2002	2001

Revenues
Digital Media Services	$10,065	$9,528	$7,713
Media Restoration Services	1,883	3,153	2,675

	$11,948	$12,681	$10,388

Net Loss
Digital Media Services	$(17,635)	$(30,614)	$(76,235)
Media Restoration	(1,539)	(548)	(161)

	$(19,174)	$(31,162)	$(76,396)

Assets
Digital Media Services	$25,829	$27,243	$78,781
Media Restoration Services	1,215	2,286	2,102

	$27,044	$29,529	$80,883

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The media restoration segment reflects the operating results and assets of the Company’s wholly-owned subsidiary, Vidipax, Inc. As disclosed in Note 5, on January 30, 2004 the Company sold substantially all of the assets of Vidipax.

24.     Quarterly Consolidated Financial Information (Unaudited)

      The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2003. In the opinion of management, this information has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with our audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended

	Dec. 31,	Sep. 30,	June 30,	March 31,	Dec. 31,	Sep. 30,	June 30,	March 31,
	2003	2003	2003	2003	2002	2002	2002	2002

	(In thousands, except per share amounts)
REVENUES	$2,924	$2,811	$2,903	$3,310	$2,578	$3,626	$3,217	$3,260
COST OF REVENUES	1,418	1,561	1,682	2,545	2,961	3,521	3,641	3,190

GROSS PROFIT (LOSS)	1,506	1,250	1,221	765	(383)	105	(424)	70
OPERATING EXPENSES:
Research and development	320	399	392	577	470	425	974	1,290
Sales and marketing	419	485	835	1,547	1,836	1,370	2,245	2,216
General and administrative	1,670	1,615	1,740	2,753	2,772	2,366	2,762	3,475
Amortization of intangible and other assets	158	157	260	525	824	810	713	696
Stock-based compensation	345	724	191	38	42	83	93	(601)
Special Charges	262	—	—	8,437	4,956	—	1,142	748

Total operating expenses	3,174	3,380	3,418	13,877	10,900	5,054	7,929	7,824

OPERATING LOSS	(1,668)	(2,130)	(2,197)	(13,112)	(11,283)	(4,949)	(8,353)	(7,754)
Increase in fair value of common stock warrants	(26)	(222)	—	—	—	—	—	—
OTHER INCOME
(EXPENSE) — NET	(19)	12	135	53	126	861	74	116

NET LOSS	$(1,713)	$(2,340)	$(2,062)	$(13,059)	$(11,157)	$(4,088)	$(8,279)	$(7,638)

NET LOSS PER SHARE —
BASIC AND DILUTED	$(0.03)	$(0.05)	$(0.04)	$(0.28)	$(0.25)	$(0.10)	$(0.21)	$(0.19)

(1)	Loss per share is computed independently for each of the periods presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total amount for the year.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 23, 2002, the audit committee of our board of directors decided to replace Arthur Andersen LLP, our independent accountants. Arthur Andersen LLP had served as our independent accountants since 1999.

      Arthur Andersen LLP’s reports on our consolidated financial statements for the two years ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2001 and 2000, and through the date of dismissal, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter in connection with its report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      On June 6, 2002, based on the recommendation of the audit committee, the Board of Directors appointed PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2002.

      During the two fiscal years ended December 31, 2001 and 2000 and through the date of retention, we did not consult with PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A	Controls and Procedures

      Our management, with the participation of the our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Limitations. Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10	Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated herein by reference under the captions “Board of Directors-Nominees for Director,” “Board of Directors — Continuing Directors Not Standing for Election This Year,” “Board of Directors — Contractual Arrangements,” “Executive Officers” and “Voting Securities and Principal Holders — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

      We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. Our code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding an amendment to or waiver from our code of ethics, by posting the required information on our Internet website at www.loudeye.com or as otherwise permitted under applicable law.

Item 11	Executive Compensation

      The information required by this Item is incorporated herein by reference to the information under the caption “Compensation and Benefits” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 12	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the information under the caption “Voting Securities and Principal Holders” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 13	Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the information under the caption “Voting Securities and Principal Holders — Certain Transactions” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 14	Principal Accountant Fees and Services

      Information with respect to principal accountants’ fees and services is incorporated herein by reference to the information under the caption “Information About Our Independent Accountants” in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

PART IV

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of Form 10-K

      1.     Financial Statements:

      The following financial statements of Loudeye are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8:

Index to Consolidated Financial Statements
Report of Independent Auditors
Report of Arthur Andersen LLP
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

      2.     Exhibits:

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of Loudeye Corp.
3.2(1)	Form of Amended and Restated Certificate of Incorporation of Loudeye Corp.
3.4(2)	Amended Bylaws of Loudeye Corp. dated January 18, 2002.
4.1(1)	Form of Loudeye Corp. common stock certificate.
10.1(1)	Form of Indemnification Agreement between Loudeye Corp. and each of its officers and directors.
10.2(1)	1998 Stock Option Plan, as amended.
10.3(1)	Alive.com, Inc. 1998 Stock Option Plan.
10.4(1)	2000 Stock Option Plan.
10.5(1)	2000 Director Stock Option Plan.
10.6(1)	2000 Employee Stock Purchase Plan.
10.7(3)	2000 Employee Stock Option Plan as amended March 5, 2001.
10.8(1)	Amended and Restated Investors’ Rights Agreement dated December 14, 1999 among Loudeye Corp. and certain holders of our preferred stock.
10.9(4)	Consulting Agreement dated April 1, 2003 between Anthony J. Bay and Loudeye Corp.
10.10	Employment Agreement dated December 5, 2003 between Anthony J. Bay and Loudeye Corp., filed herewith.
10.11(4)	Employment Agreement dated April 1, 2003 between Jeffrey M. Cavins and Loudeye Corp.
10.12(4)	Employment Agreement dated April 1, 2003 between Jerold J. Goade, Jr. and Loudeye Corp.
10.13(4)	Employment Agreement dated April 1, 2003 between Michael S. Dougherty and Loudeye Corp.
10.14(4)	Offer letter dated June 16, 2003 between Michael R. Harburg and Loudeye Corp.
10.15	Offer letter dated August 13, 2003 between John H. Martin and Loudeye Corp., filed herewith.
10.16(5)	Securities Purchase Agreement dated August 28, 2003.
10.17(5)	Registration Rights Agreement dated August 28, 2003.
10.18(5)	Form of Common Stock Purchase Warrant dated August 28, 2003.
10.19(6)	Accounts Receivable Financing Agreement dated June 27, 2003 between Silicon Valley Bank and Loudeye Corp. and related modification agreement and warrant agreement.
10.20(10)	Credit facility, dated December 31, 2003 between Silicon Valley Bank and Loudeye Corp.
10.21(7)	Fifth Amendment and Assignment of Lease dated April 1, 2003 among 1130 Rainier, LLC, Activate.Net Corporation, and Loudeye Enterprise Communications, Inc. for offices at 1130 Rainier Avenue South, Seattle, Washington.
10.22(7)	Lease Termination Agreement dated April 28, 2003 between Westlake Park Associates and Loudeye Corp. with respect to offices at 1904 Fourth Avenue, Seattle, Washington.
10.23	Lease agreement dated December 20, 2003 for offices at 1130 Rainier Avenue South, Seattle, Washington, filed herewith.
10.24	Asset Purchase agreement dated October 31, 2003 between Gail Clarke Acquisition Corp. and Vidipax, Inc., filed herewith.
10.25(8)	Agreement and Plan of Reorganization with TT Holding Corp.
10.26(9)	Retainer Agreement with Regent Pacific Management Corporation.
14.1	Code of Ethics, filed herewith.
21.1	Subsidiaries of Loudeye Corp., filed herewith.
23.1(2)	Consent of Arthur Andersen LLP
23.2	Consent of PricewaterhouseCoopers LLP, filed herewith.
24.1	Powers of Attorney of Board of Directors (see Form 10-K).

31.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jerold J. Goade Jr., Senior Vice President of Finance of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jerold J. Goade Jr., Senior Vice President of Finance of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Loudeye Corp.’s registration statement on Form S-1 file number 333-93361.

(2)	Incorporated by reference to Loudeye Corp.’s Form 10-K for the period ended December 31, 2001.

(3)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending March 31, 2001.

(4)	Incorporated by reference to Loudeye Corp.’s Form 10-Q/ A filed on September 2, 2003.

(5)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on September 2, 2003.

(6)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated July 15, 2003.

(7)	Incorporated by reference to Loudeye Corp.’s Form 10-Q dated May 20, 2003.

(8)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated November 19, 2002.

(9)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated February 3, 2003.

(10)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated January 9, 2004.

      (b) Reports on Form 8-K

      On November 6, 2003, we furnished a Report on Form 8-K containing disclosure for Item 12.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, March 19, 2004.

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

Signature	Title	Date

/s/ JEFFREY M. CAVINS Jeffrey M. Cavins	Chief Executive Officer (Principal Executive Officer and Director)	March 19, 2004

/s/ JEROLD J. GOADE, JR Jerold J. Goade, Jr	Senior Vice President of Finance (Principal Financial and Accounting Officer)	March 19, 2004

/s/ JOHAN C. LIEDGREN Johan C. Liedgren	Director	March 19, 2004

/s/ KURT R. KRAUSS Kurt R. Krauss	Director	March 19, 2004

/s/ ANTHONY J. BAY Anthony J. Bay	Chief Strategy Officer and Director	March 19, 2004

/s/ JAMES R. KUSTER James R. Kuster	Director	March 19, 2004

/s/ MICHAEL A. BROCHU Michael A. Brochu	Director	March 19, 2004

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

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington

March 26, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Allowance for Doubtful Accounts(1)
Year Ended December 31, 2001.	709	—	(217)	492
Accrued Special Charges(2)
Year Ended December 31, 2001.	310	3,790	(1,161)	2,939

(1)	Deductions represent write-offs of specifically identified uncollectible accounts.

(2)	Deductions represent amounts paid in cash during the period.