Form 10-K/A
period 2003-12-31
LOUDEYE CORP
filed 2004-04-28
CIK 1064648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $33,337,055 as of June 30, 2003, based upon the closing sale price on the Nasdaq SmallCap Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	69,854,526

(Class)	(Outstanding at April 27, 2004)

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed by Loudeye Corp. (the “Company”) as an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to amend and restate Part III, Items 11-14, and Part IV, Item 15, in their entirety. The reference on the cover page of the original Report to the incorporation by reference of the registrant’s Proxy Statement relating to its 2004 Annual Meeting is also deleted. Except as otherwise stated herein, no other information contained in the original Report has been updated by this Amendment No. 1.

PART III

Item 10 Directors and Executive Officers of the Registrant

Directors

     Pursuant to the Company’s Certificate of Incorporation, the Company’s Board is divided into three classes — Class I, II and III directors. Each director is elected for a three-year term of office, with one class of directors being elected at each annual meeting of stockholders. Each director holds office until his successor is elected and qualified or until his earlier death, resignation or removal. In accordance with the Certificate of Incorporation, Class I directors are to be elected at the 2004 Annual Meeting, Class II directors are to be elected at the annual meeting in 2005 and Class III directors are to be elected at the annual meeting in 2006.

     The information below sets forth the members of the Board of Directors as of April 27, 2004:

		Class of		Director
Name	Age	Director	Principal Occupation	Since
Johan C. Liedgren(1), (2), (3)	40	I	Chief Executive Officer, Honkworm, International	1998
James R. Kuster(1), (2), (3)	46	I	Managing Director, Crest Communications Holdings, LLC	2002
Anthony J. Bay	48	II	Chairman of the Board, Chief Strategy Officer, Loudeye Corp.	2000
Kurt R. Krauss(2), (3)	54	II	Chief Executive Officer, Sachem Investments LLC	2003
Jeffrey M. Cavins	43	III	President and Chief Executive Officer, Loudeye Corp.	2003
Michael A. Brochu(1)	50	III	Chairman and Chief Executive Officer, Primus Knowledge Solutions, Inc.	2003

(1)	Member of the Company’s Compensation Committee

(2)	Member of the Company’s Audit Committee

(3)	Member of the Company’s Nominating and Governance Committee

Class I Directors Continuing in Office Until the 2004 Annual Meeting of Stockholders:

Johan C. Liedgren

     Mr. Liedgren has served as a member of the Board since April 1998. Since October 1997, Mr. Liedgren has served as Chief Executive Officer of Honkworm, International, an entertainment consulting company. From January 1994 to August 1997, he worked for Microsoft Corporation in several positions, most recently as Director of Channel Policy. Mr. Liedgren is an advisor and investor in several technology companies both in the U.S. and in Europe. Mr. Liedgren attended the University of Stockholm in Sweden.

James R. Kuster

     Mr. Kuster has served as a director since November 2002. Since September 1999, Mr. Kuster has served as the Managing Director of Crest Communications Holdings, LLC. From March to September 1999, Mr. Kuster served as Vice President for Corporate Development of Reciprocal, Inc. Mr. Kuster worked in the Media and Telecommunications group of Chase Securities from 1986 until 1999, most recently as Managing Director. He earned his M.B.A. from Duke University and his B.A. from Davidson College.

Class II Directors Continuing in Office Until the 2005 Annual Meeting of Stockholders:

Anthony J. Bay

     Mr. Bay has served as a director since April 2000, has served as Chairman of the Board since March 2003 and has served as the Company’s Chief Strategy Officer since October 2003. Mr. Bay is a private venture capital investor and advisor to technology companies and serves on the boards of CMGI and Active ISP. From April 1994 to April 2000, Mr. Bay worked for Microsoft Corporation, a software company, last serving as Vice President and General Manager of Microsoft’s Digital Media Division and a member of Microsoft’s executive staff. Mr. Bay holds a B.A. from the University of California at Los Angeles and an M.B.A. from San Jose State University.

Kurt R. Krauss

     Mr. Krauss has served as a director since September 2003. Mr. Krauss is the founder of Sachem Investments, a private investment firm in Greenwich, Connecticut, and serves on several for-profit and not-for-profit boards of directors. He was Chief Financial Officer of Burson-Marsteller, the world’s largest public relations and marketing communications firm, from 1997 to 2000. Prior to Burson-Marsteller, Mr. Krauss co-founded the Mead Point Group, a management consulting firm, which was acquired by Young & Rubicam in 1997. From 1978 until 1992, Mr. Krauss was a partner at Booz, Allen & Hamilton, where he was the global leader of the firm’s Service Operations Practice and served for three years on the firm’s board of directors.

Class III Directors Continuing in Office Until the 2006 Annual Meeting of Stockholders:

Jeffrey M. Cavins

     Mr. Cavins has served as a director and as President and Chief Executive Officer since March 2003. He joined the Company in November 2002 as Senior Vice President of Worldwide Sales. From October 1999 to September 2002, Mr. Cavins served as Senior Vice President of North America for Exodus Communications, a leading managed hosting and interactive web services company. From January 1991 to May 1998, Mr. Cavins served as President and Chief Executive Officer of CSI Digital, an advanced technology development company serving the entertainment industry.

Michael A. Brochu

     Mr. Brochu has served as a director since December 2003. Since November 1997, Mr. Brochu has served as the President and Chief Executive Officer of Primus Knowledge Solutions, Inc., a publicly traded software company. Since November 1998, Mr. Brochu has also served as Chairman of the Board of Directors of Primus. Mr. Brochu holds a B.B.A. from the University of Texas, El Paso.

Executive Officers

     The names of the Company’s executive officers, and certain biographical information furnished by them, are set forth below. For information about Messrs. Bay and Cavins, see “Directors” above.

Name	Age	Position with the Company
Anthony J. Bay	48	Chairman of the Board and Chief Strategy Officer
Jeffrey M. Cavins	43	President, Chief Executive Officer and Director
Lawrence J. Madden	39	Executive Vice President and Chief Financial Officer
William P. Fasig	40	Executive Vice President of Business Development, Sales and Marketing
John H. Martin	40	Senior Vice President of Technology & Development
Jerold J. Goade, Jr.	40	Senior Vice President of Finance
Michael S. Dougherty	32	Vice President of Corporate Development

     Mr. Madden has served as Executive Vice President and Chief Financial Officer since joining the Company in March 2004. Prior to joining the Company, Mr. Madden served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer for Equity Marketing, Inc., a provider of integrated marketing services for connecting multinational corporate brands with popular entertainment content, from November 2000 to January 2004. Prior to Equity Marketing, Mr. Madden served as Executive Vice President and Chief Financial Officer for Atomic Pop, an online music distribution and marketing venture, from November 1999 to November 2000. Prior to joining Atomic Pop, Mr. Madden served as Senior Vice President and Chief Financial Officer for the recorded music and music publishing investments of Wasserstein & Co., Inc., an investment bank, from November 1997 to November 1999. Prior to joining Wasserstein & Co., Inc., Mr. Madden worked for Polygram from April 1994 to November 1997. Mr. Madden began his career in the audit practice of Ernst & Young LLP.

     Mr. Fasig has served as Executive Vice President of Business Development, Sales and Marketing since joining the Company in March 2004. Prior to joining the Company, Fasig served as Senior Vice President of Worldwide Marketing and

Corporate Affairs for VeriSign, Inc. from March 2001 to November 2003 where he was responsible for the development, implementation and management of worldwide marketing strategies. Prior to joining VeriSign, Mr. Fasig served as Vice President of Corporate Communications for Compaq from July 2000 to October 2000. Prior to joining Compaq, Mr. Fasig served as Chairman and Managing Director of the Global Technology Practice at Young & Rubicam/Burson-Marsteller from January 1997 to July 2000.

     Mr. Martin has served as Vice President, Technology and Development since joining the Company in August 2003. Prior to joining the Company he was General Manager of Microsoft Corporation’s Windows Media Services from January 1993 to September 2003, with primary responsibilities for the development of all Internet-based services of the Windows Media Player as well as windowsmedia.com. Prior to joining Microsoft, Mr. Martin was an engineer at NASA from April 1987 to January 1993, working on the development of the Internet backbone.

     Mr. Goade has served as Senior Vice President of Finance since March 2004. He served as the Company’s Vice President and Chief Financial Officer from November 2002 to March 2004, Vice President of Finance from April 2001 to November 2002, Director of Finance from September 2000 to April 2001, and as the Company’s Controller from June 1999 to September 2000. Prior to joining the Company, Mr. Goade served as Chief Financial Officer of D. Garvey Corporation, an international wireless telecommunication services company, where he worked from 1995 to June 1999. Prior to D. Garvey Corporation, Mr. Goade served as controller of Video Only, a consumer electronics retailer, from 1991 to 1995 and on the finance staff of KING Broadcasting, a television and radio broadcasting company, from 1989 to 1991. Mr. Goade began his career in audit practice of Deloitte & Touche.

     Mr. Dougherty has served as Vice President of Corporate Development since 2001 and was, prior to 2001, Vice President of Strategic Finance upon joining the Company in February 2000. Prior to joining the Company, Mr. Dougherty was a Vice President in the global investment banking group of Chase Securities, Inc. While at Chase from 1998 to 2000, Mr. Dougherty focused on high yield corporate finance and telecommunications, media and Internet infrastructure transactions. Prior to Chase, Mr. Dougherty served in Prudential Securities Incorporated’s investment banking group, focusing on high yield corporate finance, buildout and acquisition financings and merchant banking transactions, from August 1993 to June 1998.

Audit Committee Financial Expert

     The Board of Directors has determined that Kurt R. Krauss is an audit committee financial expert as defined in Item 401 of Regulation S-K under the Securities Exchange Act of 1934, and is independent as defined in applicable SEC and Nasdaq rules.

Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than ten percent of the outstanding Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based upon the written representations of the Company’s directors and executive officers, and copies of the reports that they have filed with the Securities and Exchange Commission, the Company believes that during fiscal year 2003, all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC, except as follows. Anthony Bay filed late one Form 4 reporting two transactions, both option grants. Jeffrey M. Cavins filed late one Form 4 reporting two transactions, one of which was an option grant. Jerold J. Goade, Jr. filed late one Form 4 reporting one transaction, an option grant. James R. Kuster failed to file a Form 3 upon becoming a director in December 2002, and also failed to file a Form 4 reflecting the Company’s redemption of a note for shares in December 2003. His initial holdings and the note redemption transaction were subsequently reported on Form 5. In addition, Mr. Kuster filed late one Form 4 reporting one transaction, an option grant. Johan C. Liedgren filed late one Form 4 reporting one transaction, an option grant. John H. Martin filed late his Form 3 reporting initial holdings. Kurt R. Krauss filed late his Form 3 covering initial holdings, and one Form 4 reflecting the Company’s redemption of two notes for shares. Michael S. Dougherty filed late his Form 3 reporting initial holdings. Michael H. Harburg filed late his Form 3 reporting initial holdings, and one Form 4 reporting one transaction, an option grant.

Code of Ethics

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. Its code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding an amendment to or waiver from its code of ethics, by posting the required information on our Internet website at www.loudeye.com or as otherwise permitted under applicable law. An amendment and restatement of the code of ethics was approved by the Board of Directors in April 2004 and posted on the Company’s website.

Item 11 Executive Compensation

Compensation Arrangements with Directors

     Each non-employee director currently receives an annual retainer of $30,000 in connection with his service on the Board, paid in quarterly installments (but contingent on his attending a specific number of Board meetings). In addition, all non-employee directors receive a non-statutory option to purchase 100,000 shares of Common Stock upon initial appointment to the Board. At each annual meeting of the Company’s stockholders, each non-employee director who will continue serving on the Board following the meeting, and who has been a director for at least six months prior to the meeting, receives an option to purchase an additional 25,000 shares of Common Stock. These options are exercisable for ten years. The shares underlying the initial grant vest monthly in substantially equal increments over twelve months, commencing on the grant date. Annual grants also vest monthly in substantially equal increments over twelve or twenty-four months, commencing on the grant date. The exercise price of options granted to directors must be at least 100% of the fair market value of the Common Stock on the date of grant. The options may be exercised only (a) while the individual is serving as a director on the Board, (b) within twelve months after termination by death or disability, or (c) within three months after the individual’s term as director ends.

Summary of Compensation of Executive Officers

     The following Summary Compensation Table sets forth the compensation during the last three fiscal years of each person who served as Chief Executive Officer and the four most highly compensated persons other than the Chief Executive Officer who were serving as executive officers of the Company as of December 31, 2003 (collectively, the “Named Executive Officers”):

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
				Other Annual	Restricted	Securities	LTIP	All Other
Name & Principal		Salary	Bonus	Compensation	Stock	Underlying	Payouts	Compensation
Position	Fiscal Year	($)(1)	($)(2)	($)	Award(s)	Options (#)	($)	($)
John T. Baker IV(3)	2003	34,185	—	—	—	—	—	—
Chairman and Chief	2002	287,680	—	—	—	650,000	—	—
Executive Officer	2001	247,884	75,000	—	133,929	1,200,000	—	121,438
Philip J. Gioia(4)	2003	—
Cheif Executive Officer	2002	—
	2001	—	—	—	—	—	—	—
Jeffrey M. Cavins(5)	2003	269,375
President, Chief Executive	2002	—
Officer and Director	2001	—	62,500	—	—	1,500,000	—	—
Michael S. Dougherty	2003	146,875	37,500	—	—	250,000	—	—
Vice President of	2002	139,515	—	—	—	110,000	—	—
Corporate Development	2001	127,083	—	—	—	115,000	—	—
Jerold J. Goade, Jr.	2003
Vice President and Chief	2002	181,018	40,250	—	—	350,000	—	—
Financial Officer	2001	122,612	—	—	—	187,750	—	—
Michael H. Harburg(6)	2003	94,792
Vice President and Chief	2002	—
Technology Officer	2001	—	37,000	—	—	124,000	—	—
John H. Martin(7)	2003	53,846
Senior Vice President of	2002	—
Technology & Development	2001	—	65,000	—	—	350,000	—	—

(1)	Includes amounts deferred under the Company’s 401(k) plan.

(2)	Includes bonuses earned in the indicated year and paid in the subsequent year.

(3)	In lieu of a cash bonus, Mr. Baker was awarded 133,929 shares of Loudeye Common Stock in 2001. Mr. Baker also received relocation assistance in 2001 in the amount of $121,438 that is included in All Other Compensation.

(4)	Mr. Gioia served as Chief Executive Officer from February to March 2003 as a result of our engagement of Regent Pacific Management Corporation. Mr. Gioia was employed by Regent Pacific. See item 13 of this Annual Report on Form 10-K.

(5)	Includes amounts earned as Senior Vice President of Sales for part of the year prior to becoming President and Chief Executive Officer in March 2003.

(6)	Mr. Harburg served as the Company’s Vice President and Chief Technology Officer from June 2003 to March 2003 and currently serves as the Company’s Vice President of Technical Business Development.

(7)	Represents a prorated annual salary for Mr. Martin, who joined the Company in September 2003. The bonus paid to Mr. Martin is a sign-on bonus and is repayable to the Company by Mr. Martin in the event that he voluntarily terminates his employment with the Company within 12 months of the commencement of his employment.

Employment and Related Agreements

     John T. Baker. The Company entered into a letter agreement with Mr. John T. Baker on February 23, 2001 that provided for 50% accelerated vesting of Mr. Baker’s remaining options if he was terminated without cause and such termination was not related to a change in control. The letter agreement provided further that if Mr. Baker was terminated for any reason other than for cause, he would be entitled to receive continuation of his base salary and reimbursement for insurance benefits for twelve months. Mr. Baker was to receive full acceleration of the vesting of his options in the event of a change in control. Mr. Baker’s employment with the Company terminated on February 3, 2003, pursuant to a Separation Agreement, Release, and Covenant Not to Sue entered into by the parties on June 26, 2003. The Separation Agreement conditionally provided among other things that (i) the Company would make COBRA premium payments on behalf of Mr. Baker for existing medical insurance and other health and welfare plan benefits through the earlier of December 31, 2003 or upon acceptance of full time employment by Mr. Baker where similar benefits are made available and (ii) the Company would allow accelerated vesting of Mr. Baker’s 1,262,500 unvested option shares at the rate of 75% of the grants, or 946,875 option shares.

     Jeffrey M. Cavins. The Company entered into an Employment Agreement, dated as of April 1, 2003, with Mr. Cavins, pursuant to which Mr. Cavins is employed as the President and Chief Executive Officer of the Company. The Employment Agreement provides for a base salary of $250,000 and the grant of an option to purchase 1,500,000 shares of Common Stock of the Company. The Employment Agreement provides for the opportunity to receive a bonus of up to 100% of Mr. Cavins’ base salary based on four separate performance criteria. Mr. Cavins is also entitled to a one-time bonus equal to 30% of his total incentive compensation upon the Company achieving a market capitalization of $20 million. Mr. Cavins has waived receipt of this bonus. In the event that Mr. Cavins is terminated by the Company without cause, or he resigns for good reason, Mr. Cavins will be entitled to severance equal to nine months base salary plus earned and unpaid bonuses. In the event that the Company is sold, Mr. Cavins will be entitled to a bonus equal to 2.5% of the difference in value between the sale price of the Company and the market value of the Company as of April 1, 2003. Mr. Cavins will also be entitled to this bonus, to the extent it is not otherwise paid, if he is terminated without cause or resigns with good reason, within six months of such a sale of the Company. In the event of a change in control, the vesting of Mr. Cavins’ option granted pursuant to the agreement will accelerate. Mr. Cavins has agreed not to compete with the Company or solicit customers or employees of the Company for six months following termination of employment. These non-compete and non-solicitation agreements may not be enforceable in some jurisdictions.

     Anthony J. Bay. The Company entered into a Consulting Agreement, dated as of April 1, 2003, with Mr. Bay, the Chairman of the Company. The Consulting Agreement provided for base compensation of $100,000 and the granting of options to purchase 500,000 shares of Common Stock of the Company. The Consulting Agreement provided for the opportunity to receive a bonus of up to 100% of Mr. Bay’s base compensation based on four separate performance criteria. Mr. Bay was also entitled to a one-time bonus equal to 30% of his total incentive compensation upon the Company achieving a market capitalization of $20 million. Mr. Bay has waived receipt of this bonus. The Consulting Agreement also provided that in the event that the Company is sold, Mr. Bay would be entitled to a bonus equal to 1.5% of the difference in value between the sale price of the Company and the market value of the Company as of April 1, 2003. Mr. Bay would also be entitled to this bonus, to the extent it was not otherwise paid, if he was terminated without cause or resigned with good reason, within six months of such a sale of the Company

     Effective October 1, 2003, the Company entered into an Employment Agreement with Mr. Bay, pursuant to which Mr. Bay was appointed the Chief Strategy Officer of the Company. The provisions of the Consulting Agreement were mostly superceded by the Employment Agreement; however, certain provisions of the Consulting Agreement, including those related to confidentiality survive. The Employment Agreement provides for a base salary of $150,000 and the grant of a restricted stock award of 15,000 shares of Common Stock. The Employment Agreement provides for the opportunity to receive a bonus of up to 100% of Mr. Bay’s base salary based on four separate performance criteria. The Employment Agreement also provides that in the event that the Company is sold, Mr. Bay is entitled to a bonus equal to 1.5% of the difference in value between the sale price of the Company and the market value of the Company as of April 1, 2003. Mr. Bay is also entitled to this bonus, to the extent it is not otherwise paid, if he is terminated without cause or resigns with good reason, within six months of such a sale of the Company. In the event that Mr. Bay is terminated by the Company without cause, or he resigns for good reason, Mr. Bay will be entitled to severance equal to six months base salary plus earned and unpaid bonuses. The options to purchase 500,000 shares of Common Stock granted pursuant to the Consulting Agreement will continue to vest under the Employment Agreement as contemplated by the Consulting Agreement. In the event of a change in control, the vesting of Mr. Bay’s option granted pursuant to the Consulting Agreement will accelerate. Mr. Bay has agreed not to compete with the Company for twelve months following termination of employment, or to solicit customers or employees of the Company for twenty-four months following termination of employment. These non-compete and non-solicitation agreements may not be enforceable in some jurisdictions.

     Jerold J. Goade, Jr. The Company entered into an Employment Agreement, dated as of April 1, 2003, with Mr. Goade, pursuant to which Mr. Goade was appointed the Vice President and Chief Financial Officer of the Company. Mr. Goade remains employed under this agreement in his current capacity as Senior Vice President of Finance. The agreement, as amended, provides for a base salary of $180,000 and the grant of an option to purchase 350,000 shares of Common Stock of the Company. The

Employment Agreement provides for the opportunity to receive a bonus of up to 100% of Mr. Goade’s base salary based on four separate performance criteria. Mr. Goade is also entitled to a one-time bonus equal to 30% of his total incentive compensation upon the Company achieving a market capitalization of $20 million. Mr. Goade has waived receipt of this bonus. In the event that Mr. Goade is terminated by the Company without cause, or he resigns for good reason, Mr. Goade will be entitled to severance equal to nine months base salary plus earned and unpaid bonuses. In the event that the Company is sold, Mr. Goade will be entitled to a bonus equal to 0.5% of the difference in value between the sale price of the Company and the market value of the Company as of April 1, 2003. Mr. Goade will also be entitled to this bonus, to the extent it is not otherwise paid, if he is terminated without cause or resigns with good reason, within six months of such a sale of the Company. In the event of a change in control, the vesting of Mr. Goade’s option granted pursuant to the agreement will accelerate. Mr. Goade has agreed not to compete with the Company or solicit customers or employees of the Company for six months following termination of employment. These non-compete and non-solicitation agreements may not be enforceable in some jurisdictions.

     Michael S. Dougherty. The Company entered into an Employment Agreement, dated as of April 1, 2003, with Mr. Dougherty, pursuant to which Mr. Dougherty was appointed the Vice President of Corporate Development. The agreement provides for a base salary of $150,000 and the grant of an option to purchase 250,000 shares of Common Stock of the Company. The Employment Agreement provides for the opportunity to receive a bonus of up to 100% of Mr. Dougherty’s base salary based on four separate performance criteria. Mr. Dougherty is also entitled to a one-time bonus equal to 30% of his total incentive compensation upon the Company achieving a market capitalization of $20 million. Mr. Dougherty has waived receipt of this bonus. In the event that Mr. Dougherty is terminated by the Company without cause, or he resigns for good reason, Mr. Dougherty will be entitled to severance equal to six months base salary plus earned and unpaid bonuses. In the event that the Company is sold, Mr. Dougherty will be entitled to a bonus equal to 0.5% of the difference in value between the sale price of the Company and the market value of the Company as of April 1, 2003. Mr. Dougherty will also be entitled to this bonus, to the extent it is not otherwise paid, if he is terminated without cause or resigns with good reason, within six months of such a sale of the Company. In the event of a change in control, the vesting of Mr. Dougherty’s option granted pursuant to the agreement will accelerate. Mr. Dougherty has agreed not to compete with the Company or solicit customers or employees of the Company for six months following termination of employment. These non-compete and non-solicitation agreements may not be enforceable in some jurisdictions.

     The Company has entered into indemnification agreements with certain of its officers. Generally, these agreements attempt to provide the maximum protection permitted by law with respect to indemnification. The indemnification agreements provide that the Company will pay certain amounts incurred by an officer in connection with any civil or criminal action or proceeding, specifically including actions by the Company or in its name (derivative suits), where the individual’s involvement is by reason of the fact that he is or was an officer. Such amounts include, to the maximum extent permitted by law, attorneys’ fees, judgments, civil or criminal fines, settlement amounts and other expenses customarily incurred in connection with legal proceedings. Under the indemnification agreements, an officer will not receive indemnification if he or she is found not to have acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the Company’s best interests. The individual will only be indemnified in connection with any criminal proceeding if such individual had no reasonable belief that his or her conduct was unlawful.

Stock Option Grants

     The following table shows all stock options granted during fiscal year 2003 to the Named Executive Officers. These options were granted under the Company’s 2000 Stock Option Plan. No stock appreciation rights were granted during the last fiscal year.

Option Grants in the Last Fiscal Year

	Individual Grants (1)
			Percent of
	Number of		Total Options				Potential Realizable Value at
	Securities		Granted to				Assumed Annual Rates of
	Underlying		Employees in	Exercise of Base	Grant Date		Stock Price Appreciation for
	Options		Fiscal Year	Price	Market Price	Expiration	Option Term(2)
Name	Granted (#)(3)		(%)(4)	($/sh.)	($/sh.)	Date	5% ($)	10% ($)
John T. Baker IV	—		0.00%				$—	$—
Philip J. Gioia	—		0.00%				—	—
Jeffrey M. Cavins	1,500,000	(5)	37.20%	$0.27	$0.27	4/1/13	254,702	645,466
Michael S. Dougherty	250,000	(5)	6.20%	$0.27	$0.27	4/1/13	42,450	107,578
Jerold J. Goade, Jr.	350,000	(5)	8.68%	$0.27	$0.27	4/1/13	59,431	150,609
Michael H. Harburg	80,000	(6)	1.98%	$0.29	$0.29	5/9/13	14,590	36,975
	44,000	(7)	1.09%	$0.29	$1.12	7/9/13	67,512	115,060
John H. Martin	125,000	(5)	3.10%	$1.74	$1.74	12/4/13	136,785	346,639
	225,000	(7)	5.58%	$1.74	$1.74	12/4/13	246,212	623,950

(1)	The options have a 10-year term, but are subject to earlier termination in connection with termination of employment.

(2)	The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent upon a number of factors, including the future performance of the Common Stock and the timing of option exercises, as well as the optionees’ continued employment throughout the vesting period. These are calculated based on the requirements promulgated by the SEC and do not reflect the Company’s estimate of future stock price appreciation.

(3)	The options have ten-year terms and vest as described in notes (5), (6) and (7), below. Upon a change in control, these options will vest immediately and become fully exercisable.

(4)	The Company granted stock options representing 4,031,790 shares to employees in the last fiscal year.

(5)	Denotes stock option grants that vest ratably at a rate of 8.33% per month over twelve months.

(6)	Denotes stock option grants that vest at a rate of one third of the total number of options granted after twelve months, and ratably thereafter at a rate of 8.33% every quarter until fully vested.

(7)	Denotes stock option grants that vest ratably at a rate of 2.78% per month over 36 months.

Stock Option Exercises and Holdings

     The following table shows stock options exercised during fiscal year 2003 and unexercised options held at the end of the year by each of the Named Executive Officers. No stock appreciation rights were outstanding at fiscal year end.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options as		In-the-Money Options
			December 31, 2003(#)		at December 31, 2003
	Shares Acquired	Value Realized
Name	on Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable(2)
John T. Baker IV	1,534,375	$1,337,268	0	0	0	0
Philip J. Gioia	—	—	0	0	0	0
Jeffrey M. Cavins	—	—	1,129,160	820,840	$1,885,989	$1,352,011
Michael S. Dougherty	—	—	358,747	166,253	$385,958	$258,892
Jerold J. Goade, Jr.	—	—	394,726	255,274	$602,050	$406,679
Michael H. Harburg	6,000	8,340	111	117,889	$184	$195,696
John H. Martin	—	—	66, 667	283,333	$14,000	$59,500

(1)	The “value realized” reflects the appreciation on the date of exercise (based on the excess of the fair market value of Common Stock on the date of exercise over the exercise price). However, because the Named Executive Officers may keep the shares they acquired upon the exercise of the options (or sell them at a different price), these amounts do not necessarily reflect cash realized upon the sale of those shares.

(2)	Based on the $1.95 closing price of the Common Stock as of December 31, 2003.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors currently consists of James R. Kuster, Johan C. Liedgren and Michael A. Brochu. No member of the committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 12 Security Ownership of Certain Beneficial Owners and Management

     The following table shows how much Common Stock is owned by the directors, each of the Named Executive Officers, all executive officers and directors as a group and owners of more than 5% of the outstanding Common Stock of the Company, as of March 26, 2004. Except as otherwise noted, the address of each person listed in the table is c/o Loudeye Corp., 1130 Rainier Avenue South, Seattle, WA 98144.

     Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person, shares for which the named person has sole or shared power over voting or investment decisions are included. Percentage of beneficial ownership is based on 69,786,455 shares outstanding as of March 26, 2004. For each named person, the percentage ownership includes stock which the person has the right to acquire within 60 days after March 26, 2004. However, such shares are not deemed outstanding with respect to the calculation of ownership percentage for any other person.

	Amount and Nature of	Percent of
Name and Address	Beneficial Ownership	Common Stock
Crest Communications Partners II, L.P.	4,654,260	6.7%
Anthony J. Bay(1)	735,750	1.0%
Michael A. Brochu(2)	16,667	0.0%
Jeffrey M. Cavins(3)	1,700,695	2.4%
Kurt R. Krauss(4)	1,184,445	1.7%
James R. Kuster(5)	4,759,260	6.8%
Johan C. Liedgren(2)	160,000	0.2%
Michael S. Dougherty(6)	486,143	0.7%
William P. Fasig	—	—
Jerold J. Goade, Jr.(7)	398,425	0.6%
Michael R. Harburg(2)	35,022	0.1%
Lawrence J. Madden	—	—
All directors and executive officers as a group as of March 26, 2004 (11 persons)	10,476,123	14.2%

(1)	Consists of 13,875 shares held by Mr. Bay, 720,000 shares issuable upon exercise of outstanding stock options within 60 days of March 26, 2004, and 1,875 shares of restricted stock that vest within 60 days of March 26, 2004. Excludes 50 shares held by Mr. Bay’s son, for which Mr. Bay disclaims beneficial ownership.

(2)	Consists of shares issuable upon the exercise of outstanding stock options within 60 days of March 26, 2004.

(3)	Consists of 6,950 shares held by Mr. Cavins and 1,693,745 shares issuable upon the exercise of outstanding stock options within 60 days of March 26, 2004.

(4)	Consists 340,741 shares held by Mr. Krauss, 797,037 shares held by Sachem Investments LLC, of which Mr. Krauss is the sole member, and 46,667 shares issuable upon the exercise of outstanding stock options within 60 days of March 26, 2004. Mr. Krauss disclaims beneficial ownership of the shares held by Sachem Investments LLC, except to the extent of his pecuniary interest in those shares.

(5)	Consists of 4,654,260 shares held by Crest Communications Partners II, L.P. and 105,000 shares issuable upon exercise of outstanding stock options within 60 days of March 26, 2004. Mr. Kuster is one of the directors of the Company and a principal of the general partner of Crest Communications Partners II, L.P. Mr. Kuster disclaims beneficial ownership of shares held by Crest Communications Partners II, L.P., except to the extent of his pecuniary interest in those shares.

(6)	Consists of 16,562 shares held by Mr. Dougherty and 469,581 shares issuable upon exercise of outstanding options within 60 days of March 26, 2004.

(7)	Consists of 1,562 shares held by Mr. Goade and 396,863 shares issuable upon exercise of outstanding options within 60 days of March 26, 2004.

Equity Incentive Plans

     The table below sets forth certain information as of December 31, 2003 regarding the shares of Common Stock available for grant or granted under stock option plans that (i) were approved by the Company’s stockholders, and (ii) were not approved by the Company’s stockholders.

Equity Compensation Plan Information

	Number of Securities to	Weighted-Average	Number of Securities Remaining Available
	be Issued upon Exercise	Exercise Price of	for Future Issuance Under Equity
	of Outstanding Options,	Outstanding Options,	Compensation Plans (excluding outstanding
	Warrants and Rights	Warrants and Rights	options, warrants and rights)(1)
Equity compensation plans approved by security holders	6,683,707	$0.67	6,842,009 (2)
Equity compensation plans not approved by security holders	—	—	—

Total	6,683,707	$0.67	6,842,009

(1)	Excludes securities reflected in the first column of the table.

(2)	Includes 652,055 shares available for issuance pursuant to the Company’s 2000 Employee Stock Purchase Plan.

Item 13 Certain Relationships and Related Transactions

     The Company entered into a consulting agreement with Mr. Bay, currently the Chairman of the Board and Chief Strategy Officer of the Company, on April 1, 2003. See “Employment and Related Agreements” in Item 11 above.

     In November 2002, the Company entered into a merger agreement pursuant to which it acquired TT Holding Corp., also known as Streampipe. Pursuant to the merger agreement, the Company issued the former stockholders of Streampipe shares of Common Stock and unsecured promissory notes bearing interest at 5 percent per annum, in an aggregate original principal amount of $1,059,435. The notes were redeemable by the Company in the form of Common Stock if the Company met certain conditions, including that it was not in default under the notes and the Common Stock was listed on a principal exchange or on Nasdaq. Subsequent to the acquisition of Streampipe, Mr. Kurt Krauss and Mr. James Kuster joined the Board of Directors. Each of Mr. Krauss and Mr. Kuster were significant beneficial owners of shares in Streampipe before the merger. In December 2003, the Company redeemed all of the notes, including the notes held beneficially by Mr. Krauss and Mr. Kuster, at a redemption price of $1.76 per share. The number of shares issued on redemption was calculated by dividing the principal and all accrued interest due under the notes as of the date of redemption by the average of the last sale price of the Common Stock for the 30 trading days preceding January 1, 2004. Mr. Krauss’s individual retirement account and a related entity received 129,361 shares upon redemption of their notes, and Crest Communications Partners II, L.P., an entity related to Mr. Kuster received 351,305 shares upon redemption of its note.

     In February 2003, the Company’s Chairman and Chief Executive Officer, John T. Baker, resigned and the Company engaged Regent Pacific Management Corporation (“Regent Pacific”) to provide management services to the Company. Pursuant to such engagement, Mr. Philip J. Gioia became Chief Executive Officer of the Company. Mr. Gioia was an employee of Regent Pacific. In March 2003, Regent Pacific resigned from the engagement and Jeffrey M. Cavins was appointed President and Chief Executive Officer. The Company paid fees and costs of $878,000 to Regent Pacific with respect to the interim management services provided to the Company during such time. In addition, Regent Pacific was to receive stock options to purchase up to 4,000,000 shares of Common Stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. The Company did not issue such options, and on July 25, 2003, Regent Pacific filed suit against the Company in the United States District Court for the Northern District of California for breach of the agreement. In this complaint, Regent Pacific is seeking unspecified damages and specific performance of the alleged obligation to grant the stock options due to it under the contract. The Company answered the complaint on September 18, 2003 denying all allegations and asserting counterclaims. In March 2004, the court granted the Company’s request that venue for the dispute be transferred to United States District Court for the Western District of the State of Washington. The Company intends to defend this action and pursue vigorously its counterclaims.

Item 14 Principal Accountant Fees and Services

     PricewaterhouseCoopers LLP has served as the Company’s independent auditors since June 2002 and has been selected by the Audit Committee as the Company’s independent auditors for the fiscal year ending December 31, 2004. Prior to June 2002, Arthur Andersen LLP served as the Company’s independent auditors.

     The following table presents fees billed by PricewaterhouseCoopers LLP (“PWC”) and Arthur Andersen LLP (“AA”) for professional services rendered for the fiscal years ended December 31, 2003 and 2002. Certain amounts from 2002 have been reclassified to conform to the 2003 presentation.

	2003	2002
	PWC	PWC	AA
Audit Fees	$245,800	$208,948	$14,103
Audit Related Fees	$12,000	—	—
Tax Services	30,380	10,000	2,100

Total Fees	$288,180	$218,948	$16,203

     The Audit Committee approved all services provided by PricewaterhouseCoopers LLP and Arthur Andersen LLP during 2003 and 2002.

     Audit Fees. Audit fees include fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for those years, reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during those years and fees for services related to comfort letters, registration statements, consents and assistance with and review of documents filed with the SEC.

     Audit Related Fees. Audit Related fees consisted of consulting services performed in the first quarter of 2003 with respect to the Company’s restructuring activities.

     Tax Fees. Tax fees consist of services provided for tax compliance, tax advice and tax planning.

     Audit Committee Pre-Approval Policies and Procedures. The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered the role of PricewaterhouseCoopers LLP in providing services to the Company for the fiscal year ended December 31, 2003 and has concluded that such services are compatible with their independence as the Company’s auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by PricewaterhouseCooper LLP in fiscal 2003.

PART IV

Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of Form 10-K

1.	Financial Statements: The following financial statements of Loudeye are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8:

Index to Consolidated Financial Statements

Report of Independent Auditors

Report of Arthur Andersen LLP

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Exhibits:

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of Loudeye Corp.

3.2(1)	Form of Amended and Restated Certificate of Incorporation of Loudeye Corp.

3.4(2)	Amended Bylaws of Loudeye Corp. dated January 18, 2002.

4.1(1)	Form of Loudeye Corp. common stock certificate.

10.1(1)	Form of Indemnification Agreement between Loudeye Corp. and each of its officers and directors.

10.2(1)	1998 Stock Option Plan, as amended.

10.3(1)	Alive.com, Inc. 1998 Stock Option Plan.

10.4(1)	2000 Stock Option Plan.

10.5(1)	2000 Director Stock Option Plan.

10.6(1)	2000 Employee Stock Purchase Plan.

10.7(3)	2000 Employee Stock Option Plan as amended March 5, 2001.

10.8(1)	Amended and Restated Investors’ Rights Agreement dated December 14, 1999 among Loudeye Corp. and certain holders of our preferred stock.

10.9(4)	Consulting Agreement dated April 1, 2003 between Anthony J. Bay and Loudeye Corp.

10.10(11)	Employment Agreement dated December 5, 2003 between Anthony J. Bay and Loudeye Corp.

10.11(4)	Employment Agreement dated April 1, 2003 between Jeffrey M. Cavins and Loudeye Corp.

10.12(4)	Employment Agreement dated April 1, 2003 between Jerold J. Goade, Jr. and Loudeye Corp.

10.13(4)	Employment Agreement dated April 1, 2003 between Michael S. Dougherty and Loudeye Corp.

10.14(4)	Offer letter dated June 16, 2003 between Michael R. Harburg and Loudeye Corp.

10.15(11)	Offer letter dated August 13, 2003 between John H. Martin and Loudeye Corp.

10.16(5)	Securities Purchase Agreement dated August 28, 2003.

10.17(5)	Registration Rights Agreement dated August 28, 2003.

10.18(5)	Form of Common Stock Purchase Warrant dated August 28, 2003.

10.19(5)	Accounts Receivable Financing Agreement dated June 27, 2003 between Silicon Valley Bank and Loudeye Corp. and related modification agreement and warrant agreement.

10.20(10)	Credit facility, dated December 31, 2003 between Silicon Valley Bank and Loudeye Corp.

(7)	Incorporated by reference to Loudeye Corp.’s Form 10-Q dated May 20, 2003.

(8)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated November 19, 2002.

(9)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated February 3, 2003.

(10)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated January 9, 2004.

(11)	Previously filed.

(b)	Reports on Form 8-K:

On November 6, 2003, the Company furnished a Report on Form 8-K containing disclosure for Item 12.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, April 28, 2004.

LOUDEYE CORP.

By:	/s/ JEFFREY M. CAVINS

Jeffrey M. Cavins
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEFFREY M. CAVINS Jeffrey M. Cavins	Chief Executive Officer (Principal Executive Officer and Director)	April 28, 2004

/s/ JEROLD J . GOADE, JR. Jerold J. Goade, Jr.	Senior Vice President of Finance (Principal Financial and Accounting Officer)	April 28, 2004

*	Director	April 28, 2004
Johan C. Liedgren

* Kurt R. Krauss	Director	April 28, 2004

* Anthony J. Bay	Chief Strategy Officer and Director	April 28, 2004

* James R. Kuster	Director	April 28, 2004

*	Director	April 28, 2004
Michael A. Brochu

*By	/s/ JEFFREY M. CAVINS

Jeffrey M. Cavins
Attorney-in-fact

EXHIBIT INDEX

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of Loudeye Corp.

3.2(1)	Form of Amended and Restated Certificate of Incorporation of Loudeye Corp.

3.4(2)	Amended Bylaws of Loudeye Corp. dated January 18, 2002.

4.1(1)	Form of Loudeye Corp. common stock certificate.

10.1(1)	Form of Indemnification Agreement between Loudeye Corp. and each of its officers and directors.

10.2(1)	1998 Stock Option Plan, as amended.

10.3(1)	Alive.com, Inc. 1998 Stock Option Plan.

10.4(1)	2000 Stock Option Plan.

10.5(1)	2000 Director Stock Option Plan.

10.6(1)	2000 Employee Stock Purchase Plan.

10.7(3)	2000 Employee Stock Option Plan as amended March 5, 2001.

10.8(1)	Amended and Restated Investors’ Rights Agreement dated December 14, 1999 among Loudeye Corp. and certain holders of our preferred stock.

10.9(4)	Consulting Agreement dated April 1, 2003 between Anthony J. Bay and Loudeye Corp.

10.10(11)	Employment Agreement dated December 5, 2003 between Anthony J. Bay and Loudeye Corp.

10.11(4)	Employment Agreement dated April 1, 2003 between Jeffrey M. Cavins and Loudeye Corp.

10.12(4)	Employment Agreement dated April 1, 2003 between Jerold J. Goade, Jr. and Loudeye Corp.

10.13(4)	Employment Agreement dated April 1, 2003 between Michael S. Dougherty and Loudeye Corp.

10.14(4)	Offer letter dated June 16, 2003 between Michael R. Harburg and Loudeye Corp.

10.15(11)	Offer letter dated August 13, 2003 between John H. Martin and Loudeye Corp.

10.16(5)	Securities Purchase Agreement dated August 28, 2003.

10.17(5)	Registration Rights Agreement dated August 28, 2003.

10.18(5)	Form of Common Stock Purchase Warrant dated August 28, 2003.

10.19(5)	Accounts Receivable Financing Agreement dated June 27, 2003 between Silicon Valley Bank and Loudeye Corp. and related modification agreement and warrant agreement.

10.20(10)	Credit facility, dated December 31, 2003 between Silicon Valley Bank and Loudeye Corp.

10.21(7)	Fifth Amendment and Assignment of Lease dated April 1, 2003 among 1130 Rainier, LLC, Activate.Net Corporation, and Loudeye Enterprise Communications, Inc. for offices at 1130 Rainier Avenue South, Seattle, Washington.

10.22(7)	Lease Termination Agreement dated April 28, 2003 between Westlake Park Associates and Loudeye Corp. with respect to offices at 1904 Fourth Avenue, Seattle, Washington.

10.23(11)	Lease agreement dated December 20, 2003 for offices at 1130 Rainier Avenue South, Seattle, Washington.

10.24(11)	Asset Purchase agreement dated October 31, 2003 between Gail Clarke Acquisition Corp. and Vidipax, Inc.

10.25(8)	Agreement and Plan of Reorganization with TT Holding Corp.

10.26(9)	Retainer Agreement with Regent Pacific Management Corporation.

14.1(11)	Code of Ethics

21.1(11)	Subsidiaries of Loudeye Corp.

23.1(2)	Consent of Arthur Andersen LLP.

23.2(11)	Consent of PricewaterhouseCoopers LLP.

24.1(11)	Powers of Attorney of Board of Directors.

31.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jerold J. Goade Jr., Senior Vice President of Finance of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(11)	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(11)	Certification of Jerold J. Goade Jr., Senior Vice President of Finance of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Loudeye Corp.’s registration statement on Form S-1 file number 333-93361.

(2)	Incorporated by reference to Loudeye Corp.’s Form 10-K for the period ended December 31, 2001.

(3)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending March 31, 2001.

(4)	Incorporated by reference to Loudeye Corp.’s Form 10-Q/A filed on September 2, 2003.

(5)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on September 2, 2003.

(6)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated July 15, 2003.

(7)	Incorporated by reference to Loudeye Corp.’s Form 10-Q dated May 20, 2003.

(8)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated November 19, 2002.

(9)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated February 3, 2003.

(10)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated January 9, 2004.

(11)	Previously filed.