Form 10-K/A
period 2003-12-31
LOUDEYE CORP
filed 2004-05-14
CIK 1064648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 2)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	69,906,701

(Class)	(Outstanding at May 10, 2004)

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A is being filed by Loudeye Corp. (the “Company”) as an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 22, 2004 (the “Original Report”) and amended on April 28, 2004 (“Amendment No. 1”), to (i) correct errors in the information provided in the Summary Compensation Table for Executive Officers found in Item 11 of Part III contained in Amendment No. 1 and (ii) complete the list of exhibits found in Item 15 of Part IV contained in Amendment No. 1. The Exhibit Index was complete, and the relevant exhibits have already been filed; however, the list of exhibits in Item 15 of Part IV was not complete. Except as otherwise stated herein, no other information contained in the Original Report, as amended by Amendment No. 1, has been updated by this Amendment No. 2.

PART II

Item 9A	Controls and Procedures

      Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Limitations. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Summary of Compensation of Executive Officers

     The following Summary Compensation Table sets forth the compensation during the last three fiscal years of each person who served as Chief Executive Officer and the four most highly compensated persons other than the Chief Executive Officer who were serving as executive officers of the Company as of December 31, 2003 (collectively, the “Named Executive Officers”):

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
				Other Annual	Restricted	Securities	LTIP	All Other
Name & Principal	Fiscal	Salary	Bonus	Compensation	Stock	Underlying	Payouts	Compensation
Position	Year	($)(1)	($)(2)	($)	Award(s)	Options (#)	($)	($)
John T. Baker IV(3)	2003	34,185	—	—	—	—	—	—
Chairman and Chief	2002	287,680	—	—	—	650,000	—	—
Executive Officer	2001	247,884	75,000	—	133,929	1,200,000	—	121,438
Philip J. Gioia(4)	2003	—	—	—	—	—	—	—
Chief Executive Officer
Jeffrey M. Cavins(5)	2003	269,375	62,500	—	—	1,500,000	—	—
President, Chief Executive Officer and Director
Michael S. Dougherty	2003	146,875	64,500	—	—	250,000	—	—
Vice President of	2002	139,515	—	—	—	110,000	—	—
Corporate Development	2001	127,083	—	—	—	115,000	—	—
Jerold J. Goade, Jr.	2003	181,018	67,250	—	—	350,000	—	—
Senior Vice President	2002	122,612	—	—	—	187,750	—	—
of Finance
Michael H. Harburg(6)	2003	94,792	37,000	—	—	124,000	—	—
Vice President of Technical Business Development
John H. Martin(7)	2003	53,846	65,000	—	—	350,000	—	—
Senior Vice President of Technology & Development

(1)	Includes amounts deferred under the Company’s 401(k) plan.

(2)	Includes bonuses earned in the indicated year and paid in the subsequent year.

(3)	In lieu of a cash bonus, Mr. Baker was awarded 133,929 shares of Loudeye Common Stock in 2001. Mr. Baker also received relocation assistance in 2001 in the amount of $121,438 that is included in All Other Compensation.

(4)	Mr. Gioia served as Chief Executive Officer from February to March 2003 as a result of our engagement of Regent Pacific Management Corporation. Mr. Gioia was employed by Regent Pacific. See item 13 of this Annual Report on Form 10-K.

(5)	Includes amounts earned as Senior Vice President of Sales for part of the year prior to becoming President and Chief Executive Officer in March 2003.

(6)	Mr. Harburg served as the Company’s Vice President and Chief Technology Officer from June 2003 to March 2003 and currently serves as the Company’s Vice President of Technical Business Development.

(7)	Represents a prorated annual salary for Mr. Martin, who joined the Company in September 2003. The bonus paid to Mr. Martin is a sign-on bonus and is repayable to the Company by Mr. Martin in the event that he voluntarily terminates his employment with the Company within 12 months of the commencement of his employment.

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

Option Grants in the Last Fiscal Year

	Individual Grants(1)
		Percent of				Potential Realizable Value at
	Number of	Total Options				Assumed Annual Rates of
	Securities	Granted to				Stock Price Appreciation for
	Underlying	Employees in	Exercise of Base	Grant Date		Option Term(2)
	Options	Fiscal Year	Price	Market Price	Expiration
Name	Granted (#)(3)	(%)(4)	($/sh.)	($/sh.)	Date	5% ($)	10% ($)
John T. Baker IV	—	0.00%				$—	$—
Philip J. Gioia	—	0.00%				—	—
Jeffrey M. Cavins	1,500,000(5)	37.20%	$0.27	$0.27	4/1/13	254,702	645,466
Michael S. Dougherty	250,000(5)	6.20%	$0.27	$0.27	4/1/13	42,450	107,578
Jerold J. Goade, Jr.	350,000(5)	8.68%	$0.27	$0.27	4/1/13	59,431	150,609
Michael H. Harburg	80,000(6)	1.98%	$0.29	$0.29	5/9/13	14,590	36,975
	44,000(7)	1.09%	$0.29	$1.12	7/9/13	67,512	115,060
John H. Martin	125,000(5)	3.10%	$1.74	$1.74	12/4/13	136,785	346,639
	225,000(7)	5.58%	$1.74	$1.74	12/4/13	246,212	623,950

(1)	The options have a 10-year term, but are subject to earlier termination in connection with termination of employment.

(2)	The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent upon a number of factors, including the future performance of the Common Stock and the timing of option exercises, as well as the optionees’ continued employment throughout the vesting period. These are calculated based on the requirements promulgated by the SEC and do not reflect the Company’s estimate of future stock price appreciation.

(3)	The options have ten-year terms and vest as described in notes (5), (6) and (7), below. Upon a change in control, these options will vest immediately and become fully exercisable.

(4)	The Company granted stock options representing 4,031,790 shares to employees in the last fiscal year.

(5)	Denotes stock option grants that vest ratably at a rate of 8.33% per month over twelve months.

(6)	Denotes stock option grants that vest at a rate of one third of the total number of options granted after twelve months, and ratably thereafter at a rate of 8.33% every quarter until fully vested.

(7)	Denotes stock option grants that vest ratably at a rate of 2.78% per month over 36 months.

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

Index to Consolidated Financial Statements

Report of Independent Auditors

Report of Arthur Andersen LLP

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Exhibits:

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of Loudeye Corp.

3.2(1)	Form of Amended and Restated Certificate of Incorporation of Loudeye Corp.

3.4(2)	Amended Bylaws of Loudeye Corp. dated January 18, 2002.

4.1(1)	Form of Loudeye Corp. common stock certificate.

10.1(1)	Form of Indemnification Agreement between Loudeye Corp. and each of its officers and directors.

10.2(1)	1998 Stock Option Plan, as amended.

10.3(1)	Alive.com, Inc. 1998 Stock Option Plan.

10.4(1)	2000 Stock Option Plan.

10.5(1)	2000 Director Stock Option Plan.

10.6(1)	2000 Employee Stock Purchase Plan.

10.7(3)	2000 Employee Stock Option Plan as amended March 5, 2001.

10.8(1)	Amended and Restated Investors’ Rights Agreement dated December 14, 1999 among Loudeye Corp. and certain holders of our preferred stock.

10.9(4)	Consulting Agreement dated April 1, 2003 between Anthony J. Bay and Loudeye Corp.

10.10(11)	Employment Agreement dated December 5, 2003 between Anthony J. Bay and Loudeye Corp.

10.11(4)	Employment Agreement dated April 1, 2003 between Jeffrey M. Cavins and Loudeye Corp.

10.12(4)	Employment Agreement dated April 1, 2003 between Jerold J. Goade, Jr. and Loudeye Corp.

10.13(4)	Employment Agreement dated April 1, 2003 between Michael S. Dougherty and Loudeye Corp.

10.14(4)	Offer letter dated June 16, 2003 between Michael R. Harburg and Loudeye Corp.

10.15(11)	Offer letter dated August 13, 2003 between John H. Martin and Loudeye Corp.

10.16(5)	Securities Purchase Agreement dated August 28, 2003.

10.17(5)	Registration Rights Agreement dated August 28, 2003.

10.18(5)	Form of Common Stock Purchase Warrant dated August 28, 2003.

10.19(5)	Accounts Receivable Financing Agreement dated June 27, 2003 between Silicon Valley Bank and Loudeye Corp. and related modification agreement and warrant agreement.

10.20(10)	Credit facility, dated December 31, 2003 between Silicon Valley Bank and Loudeye Corp.

10.21(7)	Fifth Amendment and Assignment of Lease dated April 1, 2003 among 1130 Rainier, LLC, Activate.Net Corporation, and Loudeye Enterprise Communications, Inc. for offices at 1130 Rainier Avenue South, Seattle, Washington.

10.22(7)	Lease Termination Agreement dated April 28, 2003 between Westlake Park Associates and Loudeye

Corp. with respect to offices at 1904 Fourth Avenue, Seattle, Washington.

10.23(11)	Lease agreement dated December 20, 2003 for offices at 1130 Rainier Avenue South, Seattle, Washington.

10.24(11)	Asset Purchase agreement dated October 31, 2003 between Gail Clarke Acquisition Corp. and Vidipax, Inc.

10.25(8)	Agreement and Plan of Reorganization with TT Holding Corp.

10.26(9)	Retainer Agreement with Regent Pacific Management Corporation.

14.1(11)	Code of Ethics

21.1(11)	Subsidiaries of Loudeye Corp.

23.1(2)	Consent of Arthur Andersen LLP.

23.2(11)	Consent of PricewaterhouseCoopers LLP.

24.1(11)	Powers of Attorney of Board of Directors.

31.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Lawrence J. Madden, Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(11)	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(11)	Certification of Jerold J. Goade, Jr., Senior Vice President of Finance of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Loudeye Corp.’s registration statement on Form S-1 file number 333-93361.

(2)	Incorporated by reference to Loudeye Corp.’s Form 10-K for the period ended December 31, 2001.

(3)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending March 31, 2001.

(4)	Incorporated by reference to Loudeye Corp.’s Form 10-Q/A filed on September 2, 2003.

(5)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on September 2, 2003.

(6)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated July 15, 2003.

(7)	Incorporated by reference to Loudeye Corp.’s Form 10-Q dated May 20, 2003.

(8)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated November 19, 2002.

(9)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated February 3, 2003.

(10)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated January 9, 2004.

(11)	Previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, May 13, 2004.

LOUDEYE CORP.

By:	/s/ JEFFREY M. CAVINS

Jeffrey M. Cavins
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEFFREY M. CAVINS	Chief Executive Officer	May 13, 2004
(Principal Executive Officer and Director)
Jeffrey M. Cavins

/s/ LAWRENCE J. MADDEN	Chief Financial Officer	May 13, 2004
(Principal Financial and Accounting Officer)
Lawrence J. Madden

*	Director	May 13, 2004

Johan C. Liedgren

*	Director	May 13, 2004

Kurt R. Krauss

*	Chief Strategy Officer and Director	May 13, 2004

Anthony J. Bay

*	Director	May 13, 2004

James R. Kuster

*	Director	May 13, 2004

Michael A. Brochu

*By	/s/ JEFFREY M. CAVINS

Jeffrey M. Cavins
Attorney-in-fact

EXHIBIT INDEX

Ex. No.	Description
3.1(1)	Fifth Amended and Restated Certificate of Incorporation of Loudeye Corp.

3.2(1)	Form of Amended and Restated Certificate of Incorporation of Loudeye Corp.

3.4(2)	Amended Bylaws of Loudeye Corp. dated January 18, 2002.

4.1(1)	Form of Loudeye Corp. common stock certificate.

10.1(1)	Form of Indemnification Agreement between Loudeye Corp. and each of its officers and directors.

10.2(1)	1998 Stock Option Plan, as amended.

10.3(1)	Alive.com, Inc. 1998 Stock Option Plan.

10.4(1)	2000 Stock Option Plan.

10.5(1)	2000 Director Stock Option Plan.

10.6(1)	2000 Employee Stock Purchase Plan.

10.7(3)	2000 Employee Stock Option Plan as amended March 5, 2001.

10.8(1)	Amended and Restated Investors’ Rights Agreement dated December 14, 1999 among Loudeye Corp. and certain holders of our preferred stock.

10.9(4)	Consulting Agreement dated April 1, 2003 between Anthony J. Bay and Loudeye Corp.

10.10(11)	Employment Agreement dated December 5, 2003 between Anthony J. Bay and Loudeye Corp.

10.11(4)	Employment Agreement dated April 1, 2003 between Jeffrey M. Cavins and Loudeye Corp.

10.12(4)	Employment Agreement dated April 1, 2003 between Jerold J. Goade, Jr. and Loudeye Corp.

10.13(4)	Employment Agreement dated April 1, 2003 between Michael S. Dougherty and Loudeye Corp.

10.14(4)	Offer letter dated June 16, 2003 between Michael R. Harburg and Loudeye Corp.

10.15(11)	Offer letter dated August 13, 2003 between John H. Martin and Loudeye Corp.

10.16(5)	Securities Purchase Agreement dated August 28, 2003.

10.17(5)	Registration Rights Agreement dated August 28, 2003.

10.18(5)	Form of Common Stock Purchase Warrant dated August 28, 2003.

10.19(5)	Accounts Receivable Financing Agreement dated June 27, 2003 between Silicon Valley Bank and Loudeye Corp. and related modification agreement and warrant agreement.

10.20(10)	Credit facility, dated December 31, 2003 between Silicon Valley Bank and Loudeye Corp.

10.21(7)	Fifth Amendment and Assignment of Lease dated April 1, 2003 among 1130 Rainier, LLC, Activate.Net Corporation, and Loudeye Enterprise Communications, Inc. for offices at 1130 Rainier Avenue South, Seattle, Washington.

10.22(7)	Lease Termination Agreement dated April 28, 2003 between Westlake Park Associates and Loudeye Corp. with respect to offices at 1904 Fourth Avenue, Seattle, Washington.

10.23(11)	Lease agreement dated December 20, 2003 for offices at 1130 Rainier Avenue South, Seattle, Washington.

10.24(11)	Asset Purchase agreement dated October 31, 2003 between Gail Clarke Acquisition Corp. and Vidipax, Inc.

10.25(8)	Agreement and Plan of Reorganization with TT Holding Corp.

10.26(9)	Retainer Agreement with Regent Pacific Management Corporation.

14.1(11)	Code of Ethics

21.1(11)	Subsidiaries of Loudeye Corp.

23.1(2)	Consent of Arthur Andersen LLP.

23.2(11)	Consent of PricewaterhouseCoopers LLP.

24.1(11)	Powers of Attorney of Board of Directors.

31.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Lawrence J. Madden, Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(11)	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(11)	Certification of Jerold J. Goade, Jr., Senior Vice President of Finance of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Loudeye Corp.’s registration statement on Form S-1 file number 333-93361.

(2)	Incorporated by reference to Loudeye Corp.’s Form 10-K for the period ended December 31, 2001.

(3)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, for the period ending March 31, 2001.

(4)	Incorporated by reference to Loudeye Corp.’s Form 10-Q/A filed on September 2, 2003.

(5)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on September 2, 2003.

(6)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated July 15, 2003.

(7)	Incorporated by reference to Loudeye Corp.’s Form 10-Q dated May 20, 2003.

(8)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated November 19, 2002.

(9)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated February 3, 2003.

(10)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated January 9, 2004.

(11)	Previously filed.