Form 10-Q
period 2004-03-31
LOUDEYE CORP
filed 2004-05-17
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Yes  [X]   No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  [   ]   No  [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	69,924,886

(Class)	(Outstanding at May 11, 2004)

Loudeye Corp.

Form 10-Q Quarterly Report
For the Quarter Ended March 31, 2004

			Page
PART	I.	Financial Information (unaudited)
Item	1	Financial Statements	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Operations
		Consolidated Statement of Stockholders’ Equity	5
		Consolidated Statements of Cash Flows	6
		Notes to Consolidated Financial Statements	7
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item	3	Quantitative and Qualitative Disclosures About Market Risk	38
Item	4	Disclosure Controls and Procedures	38
PART	II.	Other Information
Item	1	Legal Proceedings	39
Item	2	Changes in Securities and Use of Proceeds	39
Item	3	Defaults Upon Senior Securities	40
Item	4	Submission of Matters to a Vote of Security Holders	40
Item	5	Other Information	40
Item	6	Exhibits and Reports on Form 8-K	40
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

ITEM I            FINANCIAL STATEMENTS

LOUDEYE CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$20,348	$12,480
Marketable securities	14,114	9,460
Accounts receivable, net of allowances of $180 and $235	1,776	1,781
Prepaid expenses and other	574	345
Assets held for sale	—	363
Net assets transferred under contractual arrangement	863	—

Total current assets	37,675	24,429
Restricted investments	316	316
Property and equipment, net	2,876	1,123
Goodwill	2,434	—
Intangible assets, net	1,389	86
Other assets, net	281	360
Assets held for sale	90	730

Total assets	$45,061	$27,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,611	$1,229
Line of credit	—	1,285
Accrued compensation and benefits	321	378
Other accrued expenses	1,233	1,155
Accrued special charges	521	1,670
Deferred revenue	718	485
Current portion of long-term debt	1,323	1,348
Liabilities related to assets held for sale	—	98

Total current liabilities	5,727	7,648
Deferred revenue	78	228
Long-term debt, net of current portion	1,843	2,135

Total liabilities	7,648	10,011
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000 shares authorized, none outstanding	—	—
Common stock and additional paid-in capital; for common stock, $0.001 par value, 100,000 shares authorized; 69,788 shares issued and outstanding in 2004 and 56,974 issued and outstanding in 2003	233,442	210,134
Deferred stock-based compensation	(361)	(214)
Accumulated deficit	(195,708)	(192,887)
Accumulated other comprehensive income	40	—

Total stockholders’ equity	37,413	17,033

Total liabilities and stockholders’ equity	$45,061	$27,044

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
REVENUES	$1,991	$3,310
COST OF REVENUES
Other cost of revenues	1,407	2,541
Non-cash stock-based compensation	19	4

Total cost of revenues	1,426	2,545

Gross profit	565	765
OPERATING EXPENSES
Research and development (excluding non-cash stock-based compensation of $27 in 2004 and $2 in 2003)	590	577
Sales and marketing (excluding non-cash stock-based compensation of $32 in 2004 and $6 in 2003)	635	1,547
General and administrative (excluding non-cash stock-based compensation of $63 in 2004 and $30 in 2003)	1,960	2,753
Amortization of intangible assets	140	525
Stock-based compensation	122	38
Special charges — goodwill impairments	—	5,307
Special charges (credits) — other	(50)	3,130

Total operating expenses	3,397	13,877

OPERATING LOSS	(2,832)	(13,112)
OTHER INCOME (EXPENSE)
Investment income	79	85
Interest expense	(71)	(50)
Other	3	18

Total other income (expense)	11	53

Net loss	$(2,821)	$(13,059)

Basic and diluted net loss per share	$(0.04)	$(0.28)

Weighted average shares — basic and diluted	63,286	46,487

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock and
	Additional Paid-in Capital
					Accumulated
			Deferred Stock-		Other	Total
			based	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Compensation	Deficit	Income	Equity
BALANCES, December 31, 2003	56,974	$210,134	$(214)	$(192,887)	$—	$17,033
Stock option exercises	250	133	—	—	—	133
Shares issued in private placement	10,811	18,901	—	—	—	18,901
Shares issued for acquisition	1,753	3,961	—	—	—	3,961
Deferred stock compensation	—	286	(286)	—	—	--
Amortization of deferred stock compensation, net of cancellations	—	—	139	—	—	139
Stock-based compensation	—	2	—	—	—	2
Issuance of common stock warrant	—	25	—	—	—	25
Unrealized gains on marketable securities	—	—	—	—	40	40
Net loss	—	—	—	(2,821)	—	(2,821)

Comprehensive loss	—	—	—	—	—	(2,781)

BALANCES, March 31, 2004	69,788	$233,442	$(361)	$(195,708)	$40	$37,413

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating Activities
Net loss	$(2,821)	$(13,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	481	812
Special charges and other non-cash items	(3)	6,593
Stock-based compensation	141	42
Changes in operating assets and liabilities, net of amounts acquired in purchase of business:
Accounts receivable	278	(389)
Prepaid expenses and other assets	(170)	1,195
Accounts payable	(87)	784
Accrued compensation, benefits and other expenses	(16)	351
Accrued special charges	(1,099)	(206)
Deposits and deferred revenues	44	759
Assets and liabilities transferred under contractual arrangement and held for sale	42	109

Net cash used in operating activities	(3,210)	(3,009)
Investing Activities
Purchases of property and equipment	(1,813)	(43)
Cash paid for acquisition of business and technology, net	—	(82)
Payments received on loans made to related party and related interest	—	238
Purchases of marketable securities	(8,096)	—
Sales of marketable securities	3,460	5,280

Net cash (used in) provided by investing activities	(6,449)	5,393
Financing Activities
Proceeds from exercise of stock options	133	—
Proceeds from private equity placement financing, net	18,996	—
Principal payments on line of credit, long-term debt and capital lease obligations	(1,602)	(294)
Repurchase of common stock	—	(227)

Net cash provided by (used in) financing activities	17,527	(521)

Net increase in cash and cash equivalents	7,868	1,863
Cash and cash equivalents, beginning of period	12,480	1,780

Cash and cash equivalents, end of period	$20,348	$3,643

Supplemental disclosures:
Cash paid for interest	$65	$60
Assets acquired under capital lease obligations	—	112
Issuance of common stock for acquisitions of businesses	3,961	708
Issuance of common stock warrant	25	—

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 (Unaudited)

1.	ORGANIZATION and RISKS

The Company

     Loudeye Corp. (the “Company” or “Loudeye”) provides digital media services and media restoration services. The Company is headquartered in Seattle, Washington and to date conducts business in the United States in two business segments, digital media services and media restoration services. As discussed in Note 5, the Company transferred the assets and certain liabilities of its media restoration services business in January 2004.

Risks

     The Company is subject to a number of risks similar to other companies in a comparable stage of development, including, but not limited to, reliance on key personnel, successful marketing of its services in an emerging market, competition from other companies with greater technical, financial, management and marketing resources, successful development of new services, successful integration of acquired businesses and technology, the enhancement of existing services and the ability to secure adequate financing to support future operations.

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Data

     The interim consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 22, 2004. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The unaudited results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full years.

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

     Management’s assessments of the impairment of property and equipment, goodwill and intangible assets are sensitive accounting estimates that could result in additional impairment charges in the near term. Factors that impact these estimates include, but are not limited to, possible changes in business plans, decreases in the market price of the Company’s common stock and declining financial results.

     Management evaluates the potential loss exposure on various claims and lawsuits arising in the normal course of business. An accrual is made if the amount of a particular claim or lawsuit is probable and reasonably estimable.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market accounts maintained with financial institutions and certain other investment grade instruments, which at times exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

Marketable Securities

     The Company has invested amounts in investment-grade government obligations, institutional money market funds and other obligations with FDIC insured U.S. banks. Marketable securities are accounted for as available for sale. Marketable securities are classified in current assets as they are considered by management as available to support current operations.

Restricted Cash and Investments

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

Fair Value of Financial Instruments and Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, marketable securities, and long-term obligations. Fair values of cash and cash equivalents approximate their carrying value due to the short period of time to maturity. Short-term investments are reported at their market value. The carrying value of the Company’s line of credit and long-term obligations approximate fair value because the interest rates of the obligations are variable.

     The Company is exposed to credit risk because it extends credit to its customers. The Company performs initial and ongoing evaluations of its customers’ financial condition and generally extends credit on open account, requiring collateral as deemed necessary.

     The Company had sales to certain significant customers, as a percentage of revenues, as follows:

	Three Months Ended
	March 31,
	2004	2003
Customer A	11%	7%
Customer B	4%	13%

	15%	20%

     Revenues from Customer A were reported primarily in the Digital Media Services segment and revenues from Customer B were reported primarily in the Media Restoration Services segment.

Impairment of Long-lived Assets

     The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is considered when the sum of the expected undiscounted future net cash flows over the remaining useful life is less than the carrying amount of the asset.

Goodwill and Intangible Assets

     The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to, at a minimum, annual impairment tests. The Company completes its annual impairment test as of November 30 of each year. As disclosed in Note 7, the Company has recorded goodwill and intangible assets in connection with its acquisition of Overpeer, Inc. in March 2004.

Revenue Recognition

     The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (SAB 101) as amended by Staff Accounting Bulletin No. 104 (SAB 104), and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue associated with the license of software in accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-4, SOP 98-9 and related interpretations and Technical Practice Aids.

     The Company recognizes revenues from encoding services, digital music samples services, digital distribution services, Internet radio services, live and on-demand webcasting services, software licensing, content protection services, and media restoration services. The Company recognizes these revenues when persuasive evidence of an arrangement exists, the product and/or service has been delivered, the price is fixed and determinable, and collectibility is reasonably assured.

     In arrangements that include rights to multiple products and/or services, the Company allocates the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on verifiable and objective evidence of the fair value of the undelivered elements. Multiple element arrangements may consist of implementation services, development services, encoding services, digital music samples services, digital distribution services, Internet radio services, and on-demand webcasting services. Verifiable and objective evidence is based upon the price charged when an element is sold separately.

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

     Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be realized within the next twelve months is classified as current.

     Encoding services consist of the conversion of audio and video content into digital media formats. Sales of encoding services are generally under nonrefundable time and materials or per unit contracts. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, the Company recognizes revenues as the encoding services are rendered and the Company has no continuing involvement in the goods and services delivered, which is the date the finished media is shipped to the customer.

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

     Digital distribution services consist primarily of rights clearing services, ringtune services and the hosting of digital media content for the Company’s customers for download by the end user. Customer billings for digital distribution services are generally based on a combination of a set-up fee, a fixed montly fee and a fee per download. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, the Company recognizes revenue in the period in which the services are provided.

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

     Content protection services consist primarily of anti-piracy, data mining, and content promotion solutions related to peer-to-peer file sharing networks. Customer billings for content protection services are generally based on a fixed monthly fee, but may also contain a volume-based component and, for content promotion services, a fee based on customer sales volume. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, the Company recognizes revenue in the period in which the services are provided.

     Media restoration services consist of services provided by our VidiPax subsidiary to restore and upgrade old or damaged archives of traditional media. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, the Company recognizes revenues as these services are rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer. As discussed in Note 5, the Company sold its Vidipax subsidiary on January 30, 2004 pursuant to an agreement dated October 31, 2003.

Stock-based Compensation

     The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees,” (APB 25), as interpreted by Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25” (FIN 44), and related interpretations. Under APB 25, compensation expense is based on the difference between the exercise price of employee stock options granted and the fair value of the Company’s common stock at the date of grant. Deferred compensation, if any, is amortized over the vesting period of the related options, which is three to four years.

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

     Stock-based compensation for the quarter ended March 31, 2004 totaled $141,000, consisting of the amortization of deferred stock compensation of $139,000, of which $19,000 is included in cost of revenues, stock-based compensation expense of $14,000 related to options granted to a consultant, and a credit of $12,000 for variable stock compensation related to stock options that were repriced in 2001. Stock-based compensation was $42,000 for the quarter ended March 31, 2003, of which $4,000 is included in cost of revenues, consisting of the amortization of deferred stock compensation.

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net loss, as reported	$(2,821)	$(13,059)
Add: stock-based employee compensation expense under APB 25 included in reported net loss	127	42
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(442)	(589)

Pro forma net loss	$(3,136)	$(13,606)

Net loss per share:
Basic and diluted — as reported	$(0.04)	$(0.28)
Basic and diluted — pro-forma	$(0.05)	$(0.29)

To determine compensation expense under FAS 123, the Company used the following assumptions:

	2004	2003
• Risk-free interest rates	2.33 - 5.71%	3.00 - 5.71%
• Expected lives	3 years	5 years
• Expected dividend yields	0%	0%
• Expected volatility	115%	75%

Reclassifications

     Certain information reported in previous periods has been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net loss, stockholders’ equity or cash flows.

3.	SPECIAL CHARGES

     The Company has recorded Special Charges related to corporate restructurings, facilities consolidations and the impairment of assets in accordance with its long-lived asset policy (see Note 2). The following table summarizes such charges recorded in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2004	2003
Goodwill impairment	$—	$5,307
Intangible assets impairment	—	685
Property and equipment impairment	—	601
Employee severance and termination benefits	—	501
Facilities related charges (credits)	(50)	465
Other restructuring charges	—	878

	$(50)	$8,437

The following table summarizes the activity in accrued special charges during the three months ended March 31, 2004 (in thousands):

Facilities Related
Charges
Balance, December 31, 2003	$1,670
Additional accruals	—
Payments	(1,099)
Adjustments	(50)

Balance, March 31, 2004	$521

     During the fourth quarter of 2002, management committed to a plan to exit certain of the Company’s leased facilities, including the Company’s unoccupied facility at 414 Olive Way, Seattle, WA. Under the provisions of EITF 94-3, the Company recorded the estimated lease termination costs in accrued special charges. As discussed in Note 9, the landlord of the Company’s unoccupied facility at 414 Olive Way, Seattle, WA filed suit against the Company in April 2003 for breach of its lease. In January 2004, the Court entered a judgment in favor of the plaintiff for rents due through January 2004 of $438,000, which the Company accrued in a prior period and paid in the first quarter of 2004.

     At December 31, 2003, the Company had accrued special charges under the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146) related to its Vidipax facility in New York, New York. The lease agreement was originally entered into in December 2002 and the Company had never occupied the facility. During 2003, the Company informed the landlord of its decision to release its rights under the lease agreement and had been in ongoing discussions with the landlord to negotiate a lease termination agreement. Accordingly, under the requirements of FAS 146, the Company had accrued $562,000 in accrued special charges through the third quarter of 2003 representing the estimated fair value of future rental payments, net of estimated sublease rentals and related costs with respect to the termination of this lease. In December 2003, the Company accrued an additional $150,000, for a total accrual of $712,000, to adjust its estimate of the fair value of the liability based on further negotiations with the landlord. In February 2004, the Company entered into a lease settlement agreement with the landlord pursuant to which the Company paid the landlord $450,000 and allowed the landlord to retain its security deposit of $212,000, for a total settlement of $662,000. The $50,000 difference between the amount recorded in accrued special charges and the final settlement amount has been reflected as a credit to special charges in the consolidated statement of operations.

     In February 2003, the Company’s Chairman and Chief Executive Officer, John T. Baker, resigned and the Company engaged Regent Pacific Management Corporation to provide management services to the Company. In March 2003, Regent Pacific resigned from the engagement and Jeffrey M. Cavins was elected President and Chief Executive Officer. These events are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. During and subsequent to Regent Pacific’s engagement, the Company undertook a strategic and operational analysis of its business and product lines. This analysis resulted in the development of a new strategic and operational plan, under which the Company restructured itself to focus on its core competencies in digital media services and on core strategic customers and markets for its enterprise communications services. A revised corporate forecast was developed in connection with this plan. The revised forecast also considered that the Company had learned that revenue from a significant customer in its Media Restoration Services segment would be less than originally anticipated. Using the revised forecast, the Company performed a reassessment of the carrying value of all of its assets, both tangible and intangible. The revised forecast demonstrated that certain tangible and intangible assets related to its media restoration services and enterprise communications services businesses were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over their estimated useful lives. The fair values of each of these assets were estimated using primarily a discounted cash flow method. The fair value of goodwill was estimated under the two-step process required by FAS 142. The estimated fair values of each of the assets were then compared to their carrying values to measure the impairments. As a result of this analysis, the Company recorded impairment charges for goodwill, intangible assets, and property and equipment related to its enterprise communication services and media restoration services businesses of $5.3 million, $685,000, and $601,000, respectively.

     In addition to the impairment charges above, the Company recorded severance and termination benefits of $204,000 associated with a reduction in force announced in March 2003 of approximately 35% of its consolidated staffing. The Company also recorded $297,000 of severance and termination benefits with respect to certain changes in senior management in the first quarter of 2003. The Company incurred costs of approximately $465,000 related to the termination of certain facilities leases in connection with its facilities consolidation. The other restructuring charges of $878,000 represent fees and costs paid to Regent Pacific Management Corporation with respect to interim management services provided to the Company in connection with its management and operational restructuring.

4.	NET LOSS PER SHARE

     Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the exercise of stock options and warrants (using the treasury stock method). For all periods presented, common equivalent shares are excluded from the calculation because their effect is antidilutive as a result of the Company’s net losses. The Company has excluded the following numbers of shares using this method (in thousands):

	Three-Months Ended March 31
	2004	2003
Options	7,419	7,273
Warrants	1,041	263

	8,460	7,536

5.	TRANSFER OF MEDIA RESTORATION ASSETS AND LIABILITIES

     On January 30, 2004 (“Transfer Date”), the Company’s wholly-owned media restoration services subsidiary, VMRLE Co., Inc. (formerly Vidipax, Inc.), transferred substantially all of its assets and certain liabilities to a company controlled by the former general manager of VMRLE Co., Inc. pursuant to an asset purchase agreement signed on October 31, 2003 and amended on January 30, 2004. The total purchase price of $1.2 million was placed in escrow when the asset purchase agreement was signed. Based on the January 30, 2004 amendment, $900,000 of the $1.2 million purchase price was to be released from escrow upon the assignment to the purchaser of contracts with the General Services Administration of the United States (“GSA Contracts”). If the GSA Contracts were not assigned within a certain time period after the Transfer Date, the purchaser had the option to unwind the transfer and reclaim the $1.2 million held in escrow. Accordingly, consistent with the provisions of SEC Staff Accounting Bulletin Topic 5E, the assets and liabilities transferred were recorded on the consolidated balance sheet as assets and liabilities transferred under contractual arrangement at their carrying value as of the Transfer Date. As of December 31, 2003, these assets and liabilities were classified as held for sale. On May 10, 2004, (“Accounting Closing Date”), the GSA contracts were assigned to the purchaser, resulting in the subsequent release of the $900,000 from escrow to VMRLE Co., Inc. For the period from the Transfer Date to the Accounting Closing Date, VMRLE Co., Inc. continued to be the contracting party with the GSA. The media restoration services provided under the GSA contracts during that period were provided by the purchaser as agent for VMRLE Co., Inc. and the purchaser retained the profits or losses earned from such services. Because VMRLE Co., Inc. continued to be the primary obligor under the GSA contracts until their assignment, revenues and costs of revenues in the consolidated statement of operations of Loudeye reflect the revenues from services provided under the GSA contracts of $95,000 for the period from the Transfer Date through March 31, 2004. All other revenues and costs of VMRLE, Co., Inc.’s operations have been appropriately excluded from the Company’s Statement of Operations subsequent to the Transfer Date. Results from services provided under the GSA contracts from March 31, 2004 to the Accounting Closing Date will be recorded as revenues and cost of revenues in the Company’s consolidated statement of operations in the second quarter of 2004. The difference between the proceeds and the carrying value of the assets and liabilities transferred as of the Accounting Closing Date will be recorded as a gain or loss on the sale of assets and liabilities transferred in the second quarter of 2004.

     With the GSA Contract assigned to the purchaser, the remaining $300,000 of the $1.2 million held in escrow will be released upon the execution of an agreement relating to certain rights associated with certain equipment owned by a third party. If such agreement is not executed by October 31, 2004, the purchaser may reclaim the $300,000 held in escrow. Due to this uncertainty, the $300,000 will be recorded as a gain at the time the agreement is executed.

     The Company may receive up to an additional $500,000 based on the purchaser achieving certain performance targets over a period of two years from the Transfer Date. At transfer, the Company also entered into a co-marketing and reseller agreement with the purchaser pursuant to which the Company will sell, for a fee, media restoration services on behalf of the purchaser for a two-year period. The co-marketing and earn-out provisions constitute continuing involvement by the Company under FAS 144. Consequently, VMRLE Co. Inc. has not been reported as a discontinued operation.

6.	PRIVATE EQUITY FINANCING

     In February 2004, the Company sold 10,810,811 shares of common stock at $1.85 per share to a limited number of accredited investors. The gross proceeds received from the financing were $20,000,000. The Company paid a placement fee equal to 5% of the gross proceeds. The net proceeds of the offering, after commissions and expenses, will be used for working capital and general corporate purposes, including expansion of the Company’s business-to-business digital music solutions in the U.S. and internationally. The Company filed a registration statement in March 2004 covering the resale of the shares sold in the financing and has agreed to use its reasonable efforts to have the registration statement declared effective by the SEC as soon thereafter as practicable.

7.	ACQUISITION OF OVERPEER, INC.

     In March 2004, the Company completed the acquisition of Overpeer, Inc. (“Overpeer”), a privately held company based in New York. Pursuant to the Agreement and Plan of Merger and Reorganization (“Merger Agreement”), among Loudeye, Privateer Acquisition Corp., a wholly owned subsidiary of the Company, Overpeer and certain of Overpeer’s stockholders, Privateer Acquisition Corp. was merged with and into Overpeer, with Overpeer continuing as the surviving company and a wholly-owned subsidiary of the Company (the “Merger”).

As a result of the Merger, all of the outstanding capital stock of Overpeer was exchanged for a total of 1,752,772 shares of Loudeye’s common stock. The number of shares issued in the Merger was calculated by dividing $4,000,000 by the volume weighted average closing sales price of Loudeye’s common stock on each of the thirty consecutive trading days preceding the closing of the Merger, or $2.2821 per share. 262,916 of the shares issued in the Merger will be held in escrow for one year and will be available during that time to satisfy indemnity claims under the Merger Agreement. The Company filed a registration statement in March 2004 for the resale of the securities issued to the Overpeer shareholders, which registration statement has not yet been declared effective.

     Overpeer is a provider of digital media data mining, anti-piracy and promotional solutions, which are complimentary to Loudeye’s current and planned future digital media solutions. The acquisition is intended to allow the Company to provide a more complete suite of digital media solutions to its customers.

     The Company accounted for the acquisition in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” In accordance with EITF Issue No. 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the fair value of the shares issued was determined to be $2.26 per share based on the closing price of the Company’s common stock on February 29, 2004, which was the date on which the number of shares issued could be determined. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, along with the preliminary estimated useful lives of property and equipment and intangible assets, which have been recorded in the Company’s digital media services segment (in thousands):

	Purchase
	Price
	Allocation	Useful life
Current assets	$277
Property and equipment	278	1 - 3 years
Goodwill	2,434
Trademark	42	Indefinite
Acquired technology	682	5 years
Customer relationships	317	7 years
Non-compete agreements	373	3 years
Other long-term assets	8
Current liabilities	(321)

Total purchase price	$4,090

The purchase price allocation set forth above includes acquisition costs of $129,000 is preliminary and subject to change in future periods pending the completion of an independent valuation report.

     The following table presents the unaudited pro forma results of the Company for the three months ended March 31, 2004 and 2003 assuming the Company had acquired Overpeer at the beginning of each period (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Total revenues	$2,168	$3,608
Net loss	$(2,956)	$(13,381)
Basic and diluted net loss per share	$(0.05)	$(0.29)

8.	SEGMENT INFORMATION

     The Company operates in two business segments, Digital Media Services and Media Restoration Services. As described in Note 5, the Company transferred the assets and certain liabilities of its media restoration services business on January 30, 2004. The following information summarizes the Company’s segments (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenues
Digital Media Services	$1,812	$2,660
Media Restoration Services	179	650

	$1,991	$3,310

Net Loss
Digital Media Services	$(2,768)	$(12,349)
Media Restoration Services	(53)	(710)

	$(2,821)	$(13,059)

		December 31,
	March 31, 2004	2003
Total Assets
Digital Media Services	$44,198	$25,829
Media Restoration Services	863	1,215

	$45,061	$27,044

9.	CONTINGENCIES

     In July and August 2001, four substantially similar class action complaints were filed in the Untied States District Court for the Southern District of New York against the Company and certain of its former officers and directors, as well as against certain underwriters who handled its initial public offering of common stock in March 2000. The various complaints were filed purportedly on behalf of a class of persons who purchased the Company’s common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by the Company’s underwriters in connection with its initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the initial public offering. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. The Company and the individual defendants have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently, all claims against the former officers have been withdrawn without prejudice. The Company, along with the other issuer defendants, moved to dismiss the claims in the complaint. In February 2003 the court denied the Company’s motion. A proposed settlement and release of claims against the issuer defendants was approved by the court and is scheduled to be completed in June 2004. Management does not anticipate that the Company will be required to pay any amounts under this settlement.

     In February 2003, the Company entered into an agreement with Regent Pacific Management Corporation pursuant to which Regent Pacific would provide management services. The agreement was for a term of 26 weeks, with an option to renegotiate certain terms of the agreement after 13 weeks, and was terminable by either party under certain circumstances. Under the agreement, the Company paid certain fees to Regent Pacific. In addition, Regent Pacific was to receive stock options to purchase up to 4,000,000 shares of Loudeye common stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. In March 2003, Regent Pacific resigned from the engagement. In July 2003, Regent Pacific filed suit against the Company in the United States District Court for the Northern District of California for breach of the agreement. In this complaint, Regent Pacific is seeking unspecified damages and specific performance of the alleged obligation to grant the stock options due to them under the contract. The Company answered the complaint in September 2003 denying all allegations and asserting counterclaims. In March 2004, the court granted the Company’s motion to transfer the case to the United States District Court for the Western District of Washington. The Company intends to defend vigorously this action and to pursue vigorously its counterclaims. The likelihood of loss is not considered probable and the amount of loss, if any, is not estimable at this time.

     In April 2003, the landlord of the Company’s unoccupied facility at 414 Olive Way, Seattle, WA filed suit against the Company in the Superior Court of Washington, King County, for breach of its lease and is seeking damages of $2.0 million. In January 2004, the court entered a judgment in favor of the plaintiff for rents due through January 2004 of $438,000, which the Company had accrued in a prior period and paid in the first quarter of 2004. The Court reserved the other issues in the suit, including mitigation, interest and attorney’s fees, for trial. The Company has appealed the judgment and management believes that the Company has meritorious defenses to the claims made in the suit and intends to defend this suit vigorously and the Company may also bring certain counterclaims against the landlord. If the Company does not prevail on its appeal or its counterclaims, the Company may be held liable for additional amounts beyond the amount of the judgment. As of December 31, 2003 and March 31, 2004, the Company has recorded in accrued special charges an estimate of the additional amounts the Company may ultimately be required to pay with respect to this matter.

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

     In the normal course of business, the Company indemnifies other parties, including business partners, lessors and parties to other transactions with the Company. The Company has agreed to hold the other parties harmless against losses arising from the breach of representation or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made. In addition, the Company has entered into indemnification agreements with certain of its officers and directors and the Company’s by-laws contain similar indemnification obligations to the Company’s officers and directors. It is not possible to determine the maximum potential amount under these indemnification agreements since the Company has not had any prior indemnification claim upon which to base an estimate and each claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made under the safe harbor provisions thereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of terms like these or other comparable terminology. These forward-looking statements are only predictions and actual events or results may differ materially from those projected. Specific factors that could cause actual results to differ materially from those projected include, but are not limited to the Risk Factors set for the below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to publicly release any revisions of the forward-looking statements contained herein to reflect events or circumstances after the date hereof. Readers are cautioned not to place undue reliance on these forward-looking statements, as our business and financial performance are subject to substantial risks and uncertainties.

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

     The Loudeye Solution

     During the first quarter of 2004, we provided our services via two primary business segments, Digital Media Services and Media Restoration Services. As discussed in Note 5 to the consolidated financial statements, in January 2004 we transferred substantially all of the assets of our media restoration services subsidiary, Vidipax, Inc., to a company controlled by the general manager of that subsidiary. While we will have ongoing rights to co-market and resell media restoration services for two years after the sale, we anticipate media restoration services will represent a significantly smaller portion of our operations for the remainder of 2004 and beyond.

     Digital Media Services. We provide a full service business-to-business digital media solution that allows our customers to deploy, rapidly and cost effectively, their own privately branded digital media service. Our solution is the culmination of our significant investments in our systems and infrastructure. Some of the key features of our solution include:

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

Tier 2:	These services consist primarily of hosted media and delivery as well as rights administration and settlement. Revenues from these services tend to consist of recurring business and may include scalable economics. Revenues for Tier 2 services may include monthly minimum fees, setup and license fees, professional services fees, ongoing maintenance fees and a share of our customers’ transactional revenues.

We sell our music samples service in application service provider (ASP) arrangements. We are required to host the applications and the customer does not have the ability to have the application hosted by another entity without an additional charge. Billings are generally made based upon volumes of data delivered or minutes of content streamed, and revenue is recognized as the services are delivered.

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

Tier 3:	These services consist primarily of custom application development, ASP services, commerce engine, analytics and full operational outsourcing. Revenues from Tier 3 services will consist of recurring business and may include setup and licensing fees, professional services fees, ongoing maintenance fees and a share of our customers’ transactional revenues. We expect that over the next several years Tier 3 services will account for the majority of our revenues.

     Media Restoration Services. Our media restoration services segment has performed services to restore and migrate legacy media archives to current media formats. We recognized revenues as services were rendered and we had no continuing involvement in the goods and services delivered, which generally was the date the finished media was shipped to the customer.

Highlights of First Quarter 2004 Operating Results

     The following is a summary description of our operating results for the three months ended March 31, 2004. A more detailed discussion of our operating results is included below under the heading “Results of Operations.”

     Our first quarter of 2004 represents a continuation of the business and strategic initiatives implemented in 2003. Highlights include:

Organization:

•	We expanded our management team with the hiring of Lawrence J. Madden, executive vice president and chief financial officer, and William P. Fasig, executive vice president of business development, sales and marketing.

Digital Media Solutions Initiatives:

•	We upgraded our Media Operations Center and increased its archive storage, throughput and encoding capacities.

•	We launched IndieSource, an extension of our music label program that enables companies that build a digital music business to license hundreds of thousands of non-major label, independent music tracks from around the world through a single program. We have signed several independent labels to the program, including Saregama, India’s largest music company.

•	We developed a complete solution for Universal Music Publishing Group’s SYNCHExpress.com Website.

•	We powered the first Web-enabled and wireless in-store media kiosks with enhanced features and digital media content.

$20 million Equity Financing:

•	We sold 10,810,811 shares of common stock at $1.85 per share to a limited number of accredited investors in a private placement. The net proceeds received from this financing were $18.9 million. We had cash, short-term investments and restricted investments of $34.8 million at March 31, 2004, compared to $22.3 million at December 31, 2003.

Acquisitions and Divestitures:

•	As discussed in Note 7 to the consolidated financial statements, we acquired Overpeer, Inc., a leading provider of digital media data mining, anti-piracy and promotional solutions. Following this acquisition, we made significant investments in the Overpeer service line including doubling its capacity, expanding capabilities, and adding dedicated sales staff.

•	As discussed in Note 5 to the consolidated financial statements, we sold our Vidipax subsidiary to increase our focus on digital media services.

     We believe our first quarter shows positive results deriving from these initiatives. Our first quarter 2004 revenues were $2.0 million, compared to $3.3 million in the prior year quarter. The results for the 2004 quarter include $155,000 of revenue attributable to our acquisition of Overpeer, and an increase of $157,000 in revenue from our core digital media services business. These increases were offset by a decrease in our webcasting business resulting from a restructuring in 2003 (representing $1.2 million of the decrease) and the sale of our Vidipax subsidiary in January 2004 (representing $471,000 of the decrease).

     Our first quarter gross profit as a percentage of revenues was 28%, compared to 23% in the prior year quarter, principally due to restructuring activities and other cost management initiatives.

     We reported a net loss of $2.8 million or $0.04 per share in the first quarter of 2004, compared to a net loss of $13.1 million or $0.28 per share in the prior year quarter.

Results of Operations

     Revenues. Revenues totaled $2.0 million and $3.3 million for the first quarter of 2004 and 2003 and consisted of the following (in thousands):

	Three Months Ended March 31,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Encoding services	$339	$377	$(38)	(10%)
Samples services	474	459	15	3%
Webcasting	362	1,522	(1,160)	(76%)
Internet radio and hosting services	374	297	77	26%
Content protection services	155	—	155	100%
Digital distribution services	108	5	103	2,060%
Media restoration services	179	650	(471)	(72)%

Total Revenue	$1,991	$3,310	$(1,319)	(40)%

     Our product mix changed significantly over the course of 2003 after we restructured our management team and operations and changed our strategic direction at the end of the first quarter of 2003. We shifted marketing emphasis away from webcasting and more toward digital media services, primarily digital music solutions. Our current webcasting services are focused on customer relationships that provide higher margins. As a result, revenue from webcasting services decreased significantly for the first quarter of 2004 compared to the first quarter of 2003.

     Revenues from encoding services, samples services, and radio and hosting services generally fluctuate based on the volume of content delivered (for encoding services) and volume of content streamed (for samples and radio and hosting services). Such volume is driven primarily by our customers’ content needs and the level of activity on their websites. Consequently, a certain amount of fluctuation in these revenue sources is common.

     Content protection services are provided by our Overpeer subsidiary which we acquired in March 2004. Accordingly, there were no revenues from such services in 2003.

     Revenues from digital distribution services consist principally of ringtunes and rights clearing services. We began providing these services following our restructuring in the first quarter of 2003, so there were limited revenues from such services in the first quarter of 2003.

     Media restoration services revenue for the first quarter of 2004 does not include a full three months of revenue due to the transfer of our media restoration business on January 30, 2004 as discussed in Note 5 to the consolidated financial statements.

     Cost of Revenues. Cost of revenues decreased to $1.4 million for the first quarter of 2004 from $2.5 million for the first quarter of 2003. Cost of revenues decreased from 77% of revenue in 2003 to 72% of revenue in 2004, and consisted of the following (in thousands):

	Three Months Ended March 31,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Digital Media services	$1,260	$2,044	$(784)	(38)%
Media Restoration services	166	501	(335)	(67)%

Total Cost of Revenues	$1,426	$2,545	$(1,119)	(44)%

     Cost of revenues include the cost of production, including personnel, an allocated portion of facilities and equipment, and other supporting functions related to the delivery of our digital media and media restoration services. The decrease is due primarily to cost reduction initiatives implemented in March 2003, which included reductions in our workforce and the renegotiation or termination of several facilities leases. We have begun to expand our production work force in order to meet the demands of anticipated growth and new initiatives. Accordingly, we expect cost of revenues to increase moderately over the remainder of 2004 compared to the same periods in 2003.

     Depreciation included in cost of revenues increased to approximately $292,000 in 2004 from $216,000 in 2003. This increase is due primarily to equipment purchased in the first quarter of 2004 of $1.5 million to upgrade the storage and access systems for our digital music archive. Accordingly, we expect depreciation included in cost of revenues to increase moderately in 2004 compared to 2003.

     Operating Expenses. Our operating expenses were as follows for the first quarter of 2004 and 2003 (in thousands):

	Three Months Ended March 31,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Research and development	$590	$577	$13	2%
Sales and marketing	635	1,547	(912)	(59)%
General and administrative	1,960	2,753	(793)	(29)%
Amortization of intangible and other assets	140	525	(385)	(73)%
Stock-based compensation	122	38	84	221%
Special charges — goodwill impairments	—	5,307	(5,307)	(100)%
Special charges (credits) — other	(50)	3,130	(3,180)	(102)%

Total Operating Expenses	$3,397	$13,877	$(10,480)	(76)%

     Research and Development. Research and development expenses totaled $590,000 and $577,000 for the first quarter of 2004 and 2003. Research and development expenses include labor and other related costs of the continued development and support of our digital media services. We expect research and development expense to increase moderately through the remainder of 2004 compared to the same period in 2003 as we invest in the development of our digital media service offerings, particularly our Loudeye Digital MusicStore™ and iRadio™ products, as well as our content protection services.

     Sales and Marketing. Sales and marketing expenses totaled $635,000 and $1.5 million for the first quarters of 2004 and 2003. Sales and marketing expenses consist primarily of salaries, commissions, product branding costs, advertising, public relations costs, trade show expenses, and cost of marketing collateral. The decrease in sales and marketing expenses is due to the decreased personnel and cost reduction initiatives related to our reductions in force in the first quarter of 2003. We expect sales and marketing expenses to increase moderately through the remainder of 2004 compared to the same period in 2003 as we expand our sales force and marketing personnel to market and sell our new Tier 3 application level products and services.

     General and Administrative. General and administrative expenses decreased to $2.0 million in the first quarter of 2004 from $2.8 million in the first quarter 2003. This decrease was due to the decrease in personnel related to our reductions in force in the first quarter of 2003, and related cost reduction initiatives. General and administrative expenses consist primarily of rent, facilities and information technology charges, salaries, legal expenses, investor relations costs and other costs associated with being a public company. We anticipate that general and administrative expenses for the remainder of 2004 will increase moderately compared to the same period of 2003 as we increase our personnel and other resources to support our growth. In addition, we will incur additional professional fees in order to comply with the new requirements under the Sarbanes-Oxley Act of 2002.

     Amortization of Intangible and Other Assets. Amortization of intangible and other assets totaled $140,000 and $525,000 for the first quarters of 2004 and 2003, and includes amortization of identified intangible assets related to acquisitions. The decrease was due to the impairment charges recorded in the first quarter of 2003, which resulted in lower amortization charges starting with the second quarter of 2003. We will incur additional amortization expense in 2004 related to our acquisition of Overpeer, Inc. However, based on our intangible assets as of March 31, 2004, amortization expense for the remainder of 2004 will continue to be less than 2003.

     Stock-Based Compensation. Stock-based compensation included in operating expenses for the first quarter of 2004 totaled $122,000, consisting of the amortization of deferred stock compensation of $120,000, stock-based compensation expense of $14,000 related to options granted to a consultant, and a credit of $12,000 for variable stock compensation related to stock options that were repriced in 2001. Stock-based compensation included in operating expenses was $38,000 for the first quarter of 2003, consisting of the amortization of deferred stock compensation. The increase in amortization of deferred stock-based compensation is due to options granted to employees at below fair value in July 2003 and February 2004.

     Special Charges. We have recorded special charges related to corporate restructurings, facilities consolidations and the impairment of assets in accordance with our long-lived asset policy. Following is a summary of special charges for the first quarters of 2004 and 2003 (in thousands):

	2004	2003
Goodwill impairment	$—	$5,307
Intangible and other asset impairments	—	685
Property and equipment impairments	—	601
Facilities related charges (credits)	(50)	465
Employee severance and termination benefits	—	501
Other restructuring charges	—	878

	$(50)	$8,437

In February 2004, we entered into a lease settlement agreement with the landlord or our Vidipax facility in New York, New York, pursuant to which we paid $450,000 and allowed the landlord to retain its security deposit of $212,000, for a total settlement of $662,000. This total settlement was $50,000 less than we had recorded in accrued special charges at December 31, 2003. Accordingly, this $50,000 difference has been reflected as a credit to special charges in the consolidated statement of operations. Impairments during the first quarter of 2003 are explained in Note 3 to the consolidated financial statements.

     Investment Income. Investment income consists of interest income and realized gains and losses on sales of our investments. Investment income totaled $79,000 and $85,000 for the first quarters of 2004 and 2003. The decrease was due primarily to realized gains on sales of investments in the first quarter of 2003. For 2004, we expect interest income will increase due to higher average investment balance resulting from the proceeds received from the private equity financings completed in August 2003 and February 2004.

     Interest Expense. Interest expense relates to our debt instruments, consisting of our line of credit, term loan and capital lease obligations. Interest expense totaled $71,000 and $50,000 for the first quarters of 2004 and 2003. The increase was due primarily to higher average debt balances in 2004 resulting from borrowings under the $3 million term loan facility that we put in place at the end of 2003.

     Other Income. Other income was $3,000 and $18,000 for the first quarters of 2004 and 2003 and consists principally of gains on sales of excess equipment.

Liquidity and Capital Resources

     As of March 31, 2004, we had approximately $34.8 million of cash, cash equivalents, marketable securities, and restricted investments. These funds reflect net proceeds of $18.9 million from our sale of common stock in a private placement in February 2004. Of these funds, $316,000 is held in investment accounts that serve as collateral for standby letters of credit for certain of our capital lease and other obligations.

     Net cash used in operating activities was $3.2 million and $3.0 million for first quarters of 2004 and 2003. For 2004, cash used in operating activities resulted primarily from a net loss of $2.8 million and payments of accrued special charges of $1.1 million, offset partially by non-cash charges for depreciation and amortization and stock-based compensation aggregating $622,000. The payment of accrued special charges relates to the settlement of our lease obligation with respect to our Vidipax facility in New York, New York and payment of a judgement related to an unoccupied facility in Seattle, Washington as described in Note 3 to the consolidated financial statements.

     Net cash used in investing activities was $6.4 million in the first quarter of 2004, consisting principally of the net purchases of short-term investments of $4.6 million to invest a portion of the proceeds from our private equity financing in February 2004 and purchases of property and equipment of $1.8 million, consisting principally of equipment to upgrade the storage and access systems for our digital music archive.

     Net cash provided by financing activities was $17.5 million for the first quarter of 2004, consisting primarily of proceeds from the private equity financing in February 2004 of $19.0 million, as described below, and proceeds from the exercise of stock options of $133,000, offset partially by principal payments on our debt and capital lease obligations of $300,000 and the repayment in full of our line of credit for $1.3 million.

Other Recent Developments

     As more fully described in Note 5 to the consolidated financial statements, in May 2004, $900,000 in proceeds from the sale of our Vidipax subsidiary were released from escrow. The remaining $300,000 held in escrow will be released upon our conveyance to the purchaser of rights we have to use certain equipment owned by a third party. If we do not convey such rights by October 31, 2004, the purchaser will have the right to reclaim the $300,000 held in escrow.

     We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations and meet our working capital and capital expenditure requirements for the next year. Since we have incurred net losses since inception, we have relied on sales of equity securities, proceeds from the exercises of stock options and warrants and borrowings under our credit facilities to fund our working capital needs. Such capital may not be available in the future if it is needed. The availability of such capital will depend on a number of factors, some of which are outside our control. These include general market conditions, conditions in the private equity and public markets, the then-current market price of our common stock, and our historical financial performance and future prospects. Our ability to raise capital could also be affected by any of the risks affecting our business discussed below under the heading “Risk Factors.”

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

     We recognize revenues from encoding services, digital music samples services, digital distribution services, Internet radio services, live and on-demand webcasting services, software licensing, peer-to-peer services and media restoration services. We recognize these revenues when persuasive evidence of an arrangement exists, the product and/or service has been delivered, the price is fixed and determinable, and collectibility is reasonably assured.

     In arrangements that include rights to multiple products and/or services, we allocate the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on verifiable and objective evidence of the fair value of the undelivered elements. Multiple element arrangements may consist of implementation services, development services, encoding services, digital music samples services, digital distribution services, Internet radio services, and live and on-demand webcasting services. Verifiable objective evidence is based upon the price charged when an element is sold separately.

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

     Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be realized within the next twelve months is classified as current liability

     Long-lived assets. Management periodically evaluates the recoverability of our long-lived assets in accordance with SFAS No. 144. When doing so, management is required evaluate the recoverability of an asset’s (or group of assets) carrying value through estimates of undiscounted future cash flows. If the assets are deemed impaired, the assets are written down to estimated fair value. Estimates of fair value may differ from the actual amount that could be realized if we were to sell our assets.

     Management’s assessments of the impairment of property and equipment are sensitive accounting estimates that could result in additional impairment charges in the near term. Factors that impact these estimates include, but are not limited to, possible changes in business plans, market price of our common stock and declining financial results. Net long-term assets subject to impairment review in the future totaled $7.1 million at March 31, 2004. We will continue to review the carrying value of our long-lived assets and goodwill for impairments. Future adverse developments in our business may result in additional charges.

     Goodwill and Intangible Assets. We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to, at a minimum, annual impairment tests. The Company completes its annual impairment test as of November 30 of each year. As disclosed in Note 7, we have recorded goodwill and intangible assets in connection with our acquisition of Overpeer, Inc. in March 2004.

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

     Income tax valuation allowance. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the periods in which the differences are expected to reverse. The Company’s net deferred tax asset has been reduced by a full valuation allowance based upon management’s determination that it is more likely than not that the net deferred tax asset will not be realized.

RISK FACTORS

     Our company has a short operating history and our industry is new and rapidly evolving, which makes it difficult to evaluate our business.

     We were formed as a limited liability company in August 1997 and incorporated in March 1998. Our limited operating history makes it difficult to evaluate us or our prospects and performance, due to our:

•	unproven ability to generate profits;

•	limited historical financial data; and

•	limited experience in addressing emerging trends that may affect our business.

     We have recently shifted our marketing emphasis to application level services, which we have only recently begun to deliver. You should consider our prospects in light of the risk, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market segments we serve. As a result of such risks, expenses and difficulties, we may have difficulty:

•	Establishing and maintaining broad market acceptance of our products and services and converting that acceptance into direct and indirect sources of revenue;

•	Establishing and maintaining our brand name;

•	Successfully developing new products, product features and services on a timely basis and increasing the functionality and features of existing products and services;

•	Successfully responding to our current competition including, competition from emerging technologies and solutions;

•	Developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products and services; and

•	Attracting, training and retaining qualified sales, technical and customer support personnel.

     Our quarterly financial results will continue to fluctuate making it difficult to forecast our operating results.

     Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

•	Market acceptance of our turn-key application level services;

•	Variability in demand for our digital media services and applications;

•	Market acceptance of digital media and components offered by us and our competitors;

•	Ability of our customers and ourselves to procure necessary intellectual property rights for digital media content;

•	Willingness of our customers to enter into longer-term volume or recurring revenue digital media and applications service agreements and purchase orders in light of the economic and legal uncertainties related to their business models;

•	Governmental regulations affecting use of the Internet, including regulations concerning intellectual property rights and security measures; or

•	Competition from other companies entering our markets.

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

     As of March 31, 2004, we had approximately $34.8 million in cash and cash equivalents, marketable securities, and restricted investments. In the first quarter of 2004, we completed a private placement that resulted in net proceeds of $18.9 million. We have, however, experienced net losses from operations and net losses are expected to continue into future periods. If our existing cash reserves prove insufficient to fund operating and other expenses, we may find it necessary to secure additional financing, sell assets or reduce expenditures further. In the event additional financing is required, we may not be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

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

     As of March 31, 2004, we had an accumulated deficit of $195.7 million. We have incurred net losses from inception, and we expect to continue to incur net losses in future periods.

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

     We have completed a number of acquisitions during the past three fiscal years, and we expect to continue to pursue strategic acquisitions in the future. In March 2004, we completed the acquisition of Overpeer, Inc.

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

     Online music distribution services are a relatively new business model for delivering digital media over the Internet. It is too early to predict whether consumers will accept in significant numbers, online music services and accordingly whether the services will be financially viable. If online music distribution services do not prove to be popular with consumers, or if these services cannot sustain any such popularity, our business and prospects would be harmed.

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

     The growth of our business depends on the continued growth of the Internet as a medium for media consumption, communications, electronic commerce and advertising. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium, and identifying additional viable revenue models for digital media-based businesses. We believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service, and necessary increases in bandwidth availability and access on an affordable basis, remain largely unresolved and may affect the amount and type of business that is conducted over the Internet, and may adversely affect our ability to sell our products and services and ultimately impact our business results and prospects.

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

     We believe that increased Internet use and especially the increased use of media over the Internet may depend on the availability of greater bandwidth or data transmission speeds (also known as broadband transmission). If broadband technologies do not become widely available or widely adopted, our online media distribution services may not achieve broad market acceptance and our business and prospects could be harmed. Congestion over the Internet and data loss may interrupt audio and video streams, resulting in unsatisfying user experiences. The success of digital media distribution over the Internet depends on the continued rollout of broadband access to consumers on an affordable basis. To date, we believe that broadband technologies have been adopted at a slower rate than expected, which we believe has delayed broader-based adoption of the Internet as a media distribution medium. Our business and prospects may be harmed if the rate of adoption does not increase.

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

     A limited number of customers have accounted for a majority of our revenues and may continue to do so for the foreseeable future. During 2003 and 2002, one customer accounted for approximately 11% and 13% of our revenues and another customer accounted for 5% and 10% of our revenues. During the first quarter of 2004, one customer accounted for 11% of our revenues. We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to complete or deliver a project on a timely basis during a given quarter is likely to significantly reduce revenues. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing and broadening our customer base, our business could be harmed.

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

     Because we host, stream and Webcast audio and video content on or from our Website and on other Websites for customers and provide services related to digital media content, we face potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials we host. Claims of this nature have been brought, and sometimes successfully prosecuted, against content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage or any alleged liability could harm our business.

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

     The market for digital media services is characterized by rapid technological change, frequent new product introductions and changes in customer requirements, some of which are unique or on a customer by customer basis. We may be unable to respond quickly or effectively to these developments or requirements. Our future success will depend to a substantial degree on our ability to offer services that incorporate leading technology, address the increasingly sophisticated, varied or individual needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

•	Our technology or systems may become obsolete upon the introduction of alternative technologies;

•	We may not have sufficient resources to develop or acquire new technologies or the ability to introduce new services capable of competing with future technologies or service offerings; and

•	The price of our services is likely to decline as rapidly as the cost of any competitive alternatives.

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

     Our business and operations may be especially subject to the risks of earthquakes and other natural catastrophes.

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

     A class action lawsuit has been filed against us that may result in litigation that is costly to defend and the outcome of which is uncertain and may harm our business.

     We, and various underwriters for our initial public offering are defendants in a putative shareholder class action. The complaint alleges undisclosed improper underwriting practices concerning the allocation of shares for our IPO, in violation of the federal securities laws. Similar complaints have been filed concerning the IPOs of more than 300 companies, and the litigation has been coordinated in federal court for the Southern District of New York as In re Initial Public Offering Securities Litigation, 21 MC 92. A proposal has been made for the settlement and release of claims against the issuer defendants. The settlement is subject to a number of conditions, including approval of other proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend this case vigorously. In addition, because class action litigation has often been brought against companies with periods of volatility in their stock prices, we could become involved in additional litigation.

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

     In 2003, we registered 17,358,553 shares for resale by selling stockholders, representing 30.5% of our common shares then outstanding. In addition, we have filed a registration statement for resale by selling stockholder of up to 12,593,570 shares, representing 18.0% of our common stock outstanding on May 4, 2004, which registration statement has not yet been declared effective. The selling stockholders under effective registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume.

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

     There is no guarantee that securities analysts will continue to cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price. The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about our business or us. If one or more of the analysts who cover us downgrades our stock, our stock price may decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, recently adopted rules mandated by the Sarbanes-Oxley Act of 2002, and a global settlement reached between the SEC, other regulatory analysts and a number of investment banks in April 2003, may lead to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms will now be required to contract with independent financial analysts for their stock research. It may be difficult for companies with smaller market capitalizations, such as our company, to attract independent financial analysts that will cover our common stock, which could have a negative effect on our market price.

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

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial results could be affected by factors such as changes in interest rates and fluctuations in the stock market. As substantially all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our risks. Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our cash and investment balances of $34.8 million at March 31, 2004, a one percent change in interest rates would cause a change in interest income of $348,000 per year. Due to the investment grade level of our investments, we anticipate no material market risk exposure. In addition, interest on our term loan is based on the prime rate. Based on the $2.8 million balance outstanding at March 31, 2004, a one percent increase in the prime rate would increase our interest expense by $28,000 per year.

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

     There have been no changes in our internal controls during the period covered by this report that significantly affect our control environment.

     Limitations of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     See Note 9 to the consolidated unaudited financial statements for information concerning legal proceedings.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     In December 2003, we entered into a term loan facility with a bank. In connection with this transaction we issued a warrant to the lender to purchase 25,000 shares of our common stock at $1.75 per share. The warrant expires on December 31, 2010. The warrant was issued without registration under the Securities Act of 1933 (the “Act”) to an accredited investor in reliance on the exemption provided by Section 4(2) of the Act. An appropriate legend was placed on the warrant and will be placed on the shares issuable upon exercise of the warrant.

     In January 2004, we issued to an executive search firm a five-year warrant exercisable for 12,820 shares of common stock with an exercise price of $1.95 per share. The search firm is a sophisticated investor which had access to all material information concerning our company, and we relied on Section 4(2) of the Securities Act in issuing such warrant. An appropriate legend was placed on the warrant and will be placed on the shares issuable upon exercise of the warrant.

     In February 2004, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the we issued and sold 10,810,811 shares of our common stock at a price of $1.85 per share. We also paid to the placement agent, Allen & Company, a placement fee of 5% of the gross proceeds. The shares were issued and sold without registration under the Securities Act of 1933 to accredited investors in reliance on the exemption provided by Regulation D, Rule 506 under the Securities Act. An appropriate legend was placed on the shares. The shares purchased are included in a registration statement on Form S-3 which has been filed but has not yet been declared effective. We have agreed to use our reasonable efforts to have the registration statement declared effective by the SEC as soon as practicable.

     In March 2004, we completed the acquisition of Overpeer, Inc., a privately held company based in New York. In the acquisition, all of the outstanding capital stock of Overpeer was exchanged for a total of 1,752,772 shares of our common stock. The number of shares issued was calculated by dividing $4,000,000 by the volume weighted average closing sales price of one share of our common stock as quoted on the Nasdaq SmallCap Market on each of the thirty consecutive trading days preceding the closing of the acquisition, or $2.2821 per share. 262,916 of the shares issued in the acquisition were placed into an escrow account that will remain open for one year to satisfy indemnity claims we may have. The shares of common stock issued in the acquisition were offered and sold to Overpeer’s former stockholders without registration under the Securities Act of 1933 in reliance upon the exemption provided by Regulation D, Rule 506 under the Securities Act. An appropriate legend was placed on the shares. The shares purchased are included in a registration statement on Form S-3 which has been filed but has not yet been declared effective.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

2.1	(1)	Agreement and Plan of Merger and Reorganization

10.1	(2)	Form of Subscription Agreement.

10.2		Offer letter dated February 21, 2004 between William P. Fasig and Loudeye Corp., filed herewith.

10.3		Offer letter dated March 12, 2004 between Lawrence J. Madden and Loudeye Corp., filed herewith.

31.1		Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Lawrence J. Madden., Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Lawrence J. Madden., Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on March 5, 2004.

(2)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on February 13, 2004.

(b)	Reports on Form 8-K

On January 9, 2004, we filed a Report on Form 8-K containing disclosure in Items 5 and 7.

On February 17, 2004, we filed a Report on Form 8-K containing disclosure in Items 5 and 7.

On February 24, 2004, we furnished a Report on Form 8-K containing disclosure for Item 12.

On March 5, 2004 we filed a Report on Form 8-K containing disclosure in Items 2 and 7.

On March 11, 2004 we filed a Report on Form 8-K containing disclosure in Item 5.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, May 17, 2004.

LOUDEYE CORP.

BY:	/s/ JEFFREY M. CAVINS

Jeffrey M. Cavins
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ LAWRENCE J. MADDEN

Lawrence J. Madden
Executive Vice President and Chief Financial officer
(Principal Financial and Accounting Officer)