Form 10-Q
period 2004-06-30
LOUDEYE CORP
filed 2004-08-31
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

     Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐  No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	81,118,743

(Class)	(Outstanding at August 27, 2004)

Loudeye Corp.

Form 10-Q Quarterly Report
For the Quarter Ended June 30, 2004

PART I – FINANCIAL INFORMATION

     ITEM I. FINANCIAL STATEMENTS

LOUDEYE CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$13,397	$12,480
Marketable securities	18,746	9,460
Accounts receivable, net of allowances of $161 and $235	4,659	1,781
Prepaid expenses and other	1,118	345
Assets held for sale	—	363
Restricted investments	11	—

Total current assets	37,931	24,429
Restricted investments	305	316
Property and equipment, net	3,903	1,123
Goodwill	35,584	—
Intangible assets, net	4,218	86
Assets held for sale	—	730
Other assets, net	250	360

Total assets	$82,191	$27,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,514	$1,229
Line of credit	—	1,285
Accrued compensation and benefits	437	378
Other accrued expenses	5,361	1,155
Accrued special charges	521	1,670
Accrued acquisition consideration	10,076	—
Deferred revenue	1,983	485
Current portion of long-term debt	1,281	1,348
Liabilities related to assets held for sale	—	98

Total current liabilities	26,173	7,648
Deferred revenue	757	228
Common stock payable related to acquisition	2,596	—
Accrued acquisition consideration, net of current portion	3,395	—
Long-term debt, net of current portion	1,540	2,135

Total liabilities	34,461	10,011
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000 shares authorized, none outstanding	—	—
Common stock, additional paid-in capital and warrants; for common stock $0.001 par value, 100,000 shares authorized; 79,030 shares issued and outstanding in 2004 and 56,974 issued and outstanding in 2003	246,569	210,134
Deferred stock-based compensation	(239)	(214)
Accumulated deficit	(198,315)	(192,887)
Accumulated other comprehensive income (loss)	(285)	—

Total stockholders’ equity	47,730	17,033

Total liabilities and stockholders’ equity	$82,191	$27,044

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES	$3,131	$2,903	$5,122	$6,213
COST OF REVENUES
Other cost of revenues	1,800	1,678	3,207	4,219
Non-cash stock-based compensation	19	4	38	7

Total cost of revenues	1,819	1,682	3,245	4,226

Gross profit	1,312	1,221	1,877	1,987
OPERATING EXPENSES
Research and development (1)	753	392	1,343	969
Sales and marketing (1)	836	835	1,471	2,381
General and administrative (1)	2,232	1,740	4,192	4,492
Amortization of intangibles and other assets	126	260	266	786
Stock-based compensation (1)	43	191	165	231
Gain on sale of property and equipment	—	(96)	—	(96)
Special charges — goodwill impairments	—	—	—	5,307
Special charges (credits) — other	—	—	(50)	3,130

Total operating expenses	3,990	3,322	7,387	17,200

OPERATING LOSS	(2,678)	(2,101)	(5,510)	(15,213)
OTHER INCOME (EXPENSE)
Investment income	107	101	186	187
Interest expense	(59)	(48)	(130)	(97)
Loss on sale of media restoration business	(160)	—	(160)	—
Other	183	(14)	186	3

Total other income (expense)	(71)	39	(82)	93

NET LOSS	$(2,607)	$(2,062)	$(5,428)	$(15,120)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.08)	$(0.33)

Weighted average shares — basic and diluted	70,700	45,931	67,013	46,215

(1) Stock-based compensation charges have been excluded from the following expense categories:
Research and development	$24	$2	$51	$5
Sales and marketing	18	6	50	12
General and administrative	1	183	64	214

	$43	$191	$165	$231

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock, Additional
	Paid-in Capital and Warrants		Deferred Stock-based		Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Compensation	Accumulated Deficit	Income (Loss)(1)	Equity
BALANCES, December 31, 2003	56,974	$210,134	$(214)	$(192,887)	$—	$17,033
Stock option exercises	427	195	—	—	—	195
Shares issued in private placement	10,811	18,839	—	—	—	18,839
Shares issued for acquisitions	10,818	17,146	—	—	—	17,146
Deferred stock compensation	—	—	307	—	—	307
Amortization of deferred stock compensation, net of cancellations	—	233	(332)	—	—	(99)
Stock-based compensation	—	(3)	—	—	—	(3)
Issuance of common stock warrant	—	25	—	—	—	25
Unrealized loss on marketable securities	—	—	—	—	(84)	(84)
Foreign currency translation adjustment	—	—	—	—	(201)	(201)
Net loss	—	—	—	(5,428)	—	(5,428)

Comprehensive loss	—	—	—	—	—	(5,713)

BALANCES, June 30, 2004	79,030	$246,569	$(239)	$(198,315)	$(285)	$47,730

(1) For the three months ended June 30, 2004, other comprehensive income (loss) totaled $(2,932). There was an unrealized gain on marketable securities of $40 in the first quarter 2004 and an unrealized loss on marketable securities of $(124) in the second quarter 2004. For the three and six month periods ended June 30, 2003, other than net loss there were no items that impacted other comprehensive income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(5,428)	$(15,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,041	1,598
Special charges (credits) and other non cash items	(110)	6,573
Stock-based compensation	203	238
Foreign currency transaction adjustment	(183)	—
Changes in operating assets and liabilities, net of amounts acquired in purchases of businesses:
Accounts receivable	(1,264)	(125)
Prepaid expenses and other assets	224	947
Accounts payable	1,509	416
Accrued compensation, benefits and other expenses	653	(150)
Accrued special charges	(1,099)	(1,358)
Deposits and deferred revenue	(187)	1,063

Net cash used in operating activities	(4,641)	(5,918)
INVESTING ACTIVITIES
Purchases of property and equipment	(2,551)	(50)
Proceeds from sales of property and equipment	—	164
Cash paid for acquisition of business and technology, net	(774)	(82)
Assets and liabilities transferred under contractual arrangement and held for sale	906	109
Payments received on loans made to related parties	—	1,113
Purchases of marketable securities	(16,046)	—
Sales of marketable securities	6,760	5,820

Net cash (used in) provided by investing activities	(11,705)	7,074
FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of stock options	195	475
Proceeds from private equity financing, net	18,934	—
Proceeds from line of credit	—	2,500
Principal payments on long-term debt, line of credit and capital lease obligations	(1,947)	(436)
Repurchase of common stock	—	(426)

Net cash provided by financing activities	17,182	2,113

Effect of foreign currency translation on cash	81	—

Net increase (decrease) in cash and cash equivalents	917	3,269

Cash and cash equivalents, beginning of period	12,480	1,780

Cash and cash equivalents, end of period	$13,397	$5,049

Supplemental disclosure of cash flow information:
Cash paid for interest	$108	$37
Assets acquired under capital lease obligations	$—	$112
Issuance of common stock for acquisitions of businesses	$17,146	$—
Issuance of common stock warrants	$25	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOUDEYE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

1. ORGANIZATION and RISKS

The Company

     Loudeye Corp. (the “Company” or “Loudeye”) provides digital media services and media restoration services. The Company is headquartered in Seattle, Washington and has offices in the United States, the United Kingdom, France, Germany and Italy. The Company segregates its business in two business segments, digital media services and media restoration services. As discussed in Note 5, on June 22, 2004, the Company acquired On Demand Distribution Limited (“OD2”), a privately held digital music provider based in Europe. As discussed in Note 6, the Company completed the sale of its media restoration services business in May 2004.

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

     Assuming the Company’s stockholders approve the issuance of additional shares to OD2 stockholders to pay future required payments, the Company believes that its existing cash, cash equivalents, and short-term investments will be sufficient to fund its operations and meet its working capital and capital expenditure requirements for the next year. If the Company’s stockholders do not approve such issuances, the Company will be required to satisfy such amounts in cash, which would likely cause a significant strain on the Company’s cash resources, the Company may need to obtain additional equity or debt financing and the Company may have difficulty pursuing its business objectives. Since the Company has incurred net losses since inception, the Company has relied on sales of equity securities, proceeds from the exercises of stock options and warrants and borrowings under its credit facilities to fund our working capital needs. Such capital may not be available in the future if it is needed. The availability of such capital will depend on a number of factors, some of which are outside the Company’s control. These include general market conditions, conditions in the private equity and public markets, the then-current market price of the Company’s common stock and the Company’s historical financial performance and future prospects.

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Data

     The interim consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 22, 2004. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The unaudited results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full years.

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

     Management’s assessments of the impairment of property and equipment, goodwill and intangible assets are sensitive accounting estimates that could result in additional impairment charges in the near term. Factors that impact these estimates include, but are not limited to, possible changes in business plans and declining financial results.

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

Marketable Securities

     The Company has invested amounts in investment-grade government obligations, institutional money market funds and other obligations with FDIC insured U.S. banks. Marketable securities are accounted for as available for sale. Marketable securities are classified in current assets as they are considered by management as available to support current operations. Available for sale marketable securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses are included in investment income. The cost of securities sold is based upon the specific identification method.

Restricted Investments

     The Company has approximately $316,000 of short-term investments which are utilized as collateral for certain irrevocable standby letters of credit. Accordingly, these investments are classified as restricted investments in the consolidated balance sheets. These securities all mature within one year and reported amounts approximate fair value due to the relatively short maturities of these investments. These investments are related to standby letters of credit required for certain lease agreements which expire in July 2004 and October 2005. Accordingly, the restricted investments have been classified in short-term and long-term assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments and Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, marketable securities, and long-term obligations. Fair values of cash and cash equivalents approximate their carrying value due to the short period of time to maturity. Marketable securities are reported at their market value. The carrying value of the Company’s line of credit and long-term obligations approximate fair value because the interest rates of the obligations are variable.

     The Company is exposed to credit risk because it extends credit to its customers. The Company performs initial and ongoing evaluations of its customers’ financial condition and generally extends credit on open account, requiring collateral as deemed necessary.

     The Company had sales to certain significant customers, as a percentage of revenues, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Microsoft Corporation	13%	6%	10%	7%
The Coca-Cola Company	1%	9%	2%	11%

	14%	15%	12%	18%

     Revenues from Microsoft Corporation were reported in the Digital Media Services segment and revenues from The Coca-Cola Company were reported primarily in the Media Restoration Services segment.

Impairment of Long-lived Assets

     The Company assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is considered when the sum of the expected undiscounted future net cash flows over the remaining useful life is less than the carrying amount of the asset.

Goodwill and Intangible Assets

     The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to, at a minimum, annual impairment tests. The Company completes its annual impairment test as of November 30 of each year. As disclosed in Note 5, the Company has recorded goodwill and intangible assets in connection with its acquisition of Overpeer, Inc. in March 2004 and OD2 in June 2004.

Revenue Recognition

     The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” (SAB 101) as amended by Staff Accounting Bulletin No. 104 (SAB 104), and Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company recognizes revenue associated with the license of software in accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-4, SOP 98-9 and related interpretations and Technical Practice Aids.

     The Company recognizes revenues from encoding services, digital music samples services, digital distribution services, Internet radio services, live and on-demand webcasting services, software licensing, content protection services, and media restoration services. The Company recognizes these revenues when persuasive evidence of an arrangement exists, the product and/or service has been delivered, the price is fixed and determinable and collectibility is reasonably assured.

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

     Digital distribution services consist primarily of rights clearing services, ringtune services and the hosting of digital media content for the Company’s customers for download by the end user. Customer billings for digital distribution services are generally based on a combination of a fixed monthly fee and a fee per download. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, the Company recognizes revenue in the period in which the services are provided.

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

     Content protection services consist primarily of anti-piracy, data mining and content promotion solutions related to peer-to-peer file sharing networks. Customer billings for content protection services are generally based on a fixed monthly fee, but may also contain a volume-based component and, for content promotion services, a fee based on customer sales volume. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, the Company recognizes revenue in the period in which the services are provided.

     Media restoration services consisted of services provided by our VidiPax subsidiary to restore and upgrade old or damaged archives of traditional media. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, the Company recognizes revenues as these services are rendered and the Company has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer. As discussed in Note 6, the Company completed the sale of its VidiPax business in May 2004 pursuant to an agreement dated October 31, 2003.

Stock-based Compensation

     The Company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issues to Employees” (APB 25), as interpreted by Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25” (FIN 44), and related interpretations. Under APB 25, compensation expense is based on the difference between the exercise price of employee stock options granted and the fair value of the Company’s common stock at the date of grant. Deferred compensation, if any, is amortized over the vesting period of the related options, which is three to four years.

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

     Stock-based compensation for the quarter ended June 30, 2004 totaled $62,000, consisting of the amortization of deferred stock compensation of $68,000, of which $19,000 is included in cost of revenues, and a credit of $6,000 for variable stock compensation related to stock options that were repriced in 2001. Stock-based compensation was $195,000 for the quarter ended June 30, 2003, of which $4,000 is included in cost of revenues, consisting of the amortization of deferred stock compensation of $44,000, stock issued to former employees as severance and termination benefits of $30,000, and options with an estimated fair value, accounted for under FAS 123, of $121,000 granted to a member of the Company’s board of directors for consulting services.

     Stock-based compensation for the six months ended June 30, 2004 totaled $203,000, consisting of the amortization of deferred stock compensation of $207,000, of which $38,000 is included in cost of revenues, stock-based compensation expense of $14,000 related to options granted to a consultant, and a credit of $18,000 for variable stock compensation related to stock options that were repriced in 2001. Stock-based compensation was $238,000 for the six months ended June 30, 2003, of which $7,000 is included in cost of revenues, consisting of the amortization of deferred stock compensation of $87,000, stock issued to former employees as severance and termination benefits of $30,000, and options with an estimated fair value, accounted for under FAS 123, of $121,000 granted to a member of the Company’s board of directors for consulting services.

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,607)	$(2,062)	$(5,428)	$(15,120)
Add: stock-based employee compensation expense under APB 25 included in reported net loss	62	44	203	87
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(852)	(226)	(1,320)	(15)

Pro forma net loss	$(3,397)	$(2,244)	$(6,545)	(15,048)

Net loss per share:
Basic and diluted — as reported	$(0.04)	$(0.04)	$(0.08)	$(0.33)
Basic and diluted — pro-forma	$(0.05)	$(0.05)	$(0.10)	$(0.33)

To determine compensation expense under FAS 123, the Company used the following assumptions:

		2004	2003
•	Risk-free interest rates	2.33 - 5.71%	2.68 - 5.71%
•	Expected lives	3 years	5 years
•	Expected dividend yields	0%	0%
•	Expected volatility	115%	136%

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

3. SPECIAL CHARGES

     The Company has recorded Special Charges related to corporate restructurings, facilities consolidations and the impairment of assets in accordance with its long-lived asset policy (see Note 2). The following table summarizes such charges recorded in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Goodwill impairment	$—	$—	$—	$5,307
Intangible assets impairment	—	—	—	685
Property and equipment impairment	—	—	—	601
Employee severance and termination benefits	—	—	—	501
Facilities related charges (credits)	—	—	(50)	465
Other restructuring charges	—	—	—	878

	$—	$—	$(50)	$8,437

The following table summarizes the activity in accrued special charges during the six months ended June 30, 2004 (in thousands):

Facilities Related
Charges
Balance, December 31, 2003	$1,670
Additional accruals	—
Payments	(1,099)
Adjustments	(50)

Balance, June 30, 2004	$521

     During the fourth quarter 2002, management committed to a plan to exit certain of the Company’s leased facilities, including the Company’s unoccupied facility at 414 Olive Way, Seattle, Washington. Under the provisions of EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” the Company recorded the estimated lease termination costs in accrued special charges. As discussed in Note 9, the landlord of the Company’s unoccupied facility at 414 Olive Way, Seattle, Washington filed suit against the Company in April 2003 for breach of its lease. In January 2004, the Court entered a judgment in favor of the plaintiff for rents due through January 2004 of $438,000, which the Company had accrued in a prior period and paid in the first quarter 2004.

     At December 31, 2003, the Company had accrued special charges under the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146) related to its VidiPax facility in New York, New York. The lease agreement was originally entered into in December 2002 and the Company had never occupied the facility. During 2003, the Company informed the landlord of its decision to release its rights under the lease agreement and had been in ongoing discussions with the landlord to negotiate a lease termination agreement. Accordingly, under the requirements of FAS 146, the Company had accrued $562,000 of accrued special charges through the third quarter 2003 representing the estimated fair value of future rental payments, net of estimated sublease rentals and related costs with respect to the termination of this lease. In December 2003, the Company accrued an additional $150,000, for a total accrual of $712,000, to adjust its estimate of the fair value of the liability based on further negotiations with the landlord. In February 2004, the Company entered into a lease settlement agreement with the landlord pursuant to which the Company paid the landlord $450,000 and allowed the landlord to retain its security deposit of $212,000, for a total settlement of $662,000. The $50,000 difference between the amount recorded in accrued special charges and the final settlement amount has been reflected as a credit to special charges during the first quarter 2004 in the consolidated statement of operations.

     In February 2003, the Company’s Chairman and Chief Executive Officer, John T. Baker, resigned and the Company engaged Regent Pacific Management Corporation to provide management services to the Company. In March 2003, Regent Pacific resigned from the engagement and Jeffrey M. Cavins was elected President and Chief Executive Officer. These events are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. During and subsequent to Regent Pacific’s engagement, the Company undertook a strategic and operational analysis of its business and product lines. This analysis resulted in the development of a new strategic and operational plan, under which the Company restructured itself to focus on its core competencies in digital media services and on core strategic customers and markets for its enterprise communications services. A revised corporate forecast was developed in connection with this plan. The revised forecast also considered that the Company had learned that revenue from a significant customer in its Media Restoration Services segment would be less than originally anticipated. Using the revised forecast, the Company performed a reassessment of the carrying value of all of its assets, both tangible and intangible. The revised forecast demonstrated that certain tangible and intangible assets related to its media restoration services and enterprise communications services businesses were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over their estimated useful lives. The fair values of each of these assets were estimated using primarily a discounted cash flow method. The fair value of goodwill was estimated under the two-step process required by FAS 142. The estimated fair values of each of the assets were then compared to their carrying values to measure the impairments. As a result of this analysis, the Company recorded impairment charges for goodwill, intangible assets, and property and equipment related to its enterprise communication services and media restoration services businesses of $5.3 million, $685,000, and $601,000, respectively, during the first quarter 2003.

     In addition to the impairment charges above, the Company recorded severance and termination benefits of $204,000 associated with a reduction in force announced in March 2003 of approximately 35% of its consolidated staffing. The Company also recorded $297,000 of severance and termination benefits with respect to certain changes in senior management in the first quarter 2003. The Company incurred costs of approximately $465,000 related to the termination of certain facilities leases in connection with its facilities consolidation. The other restructuring charges of $878,000 represent fees and costs paid to Regent Pacific Management

Corporation with respect to interim management services provided to the Company in connection with its management and operational restructuring.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Options	9,727	8,050	9,727	8,050
Warrants	1,041	295	1,041	295

	10,768	8,345	10,768	8,345

5. ACQUISITIONS

     On Demand Distribution Limited

     On June 22, 2004, the Company commenced a tender offer to acquire 100% of the outstanding shares of On Demand Distribution Limited (“OD2”), a privately held digital music provider based in Europe. The Company acquired 93% of the shares of OD2 upon commencement of the tender offer. The Company expects to acquire the remaining 7% of OD2’s shares on the same terms by October 2004 from shareholders of OD2 that subsequently accept the offer or pursuant to compulsory sweep-along provisions provided for under English law. This acquisition supports the Company’s commitment to providing global services by broadening its reach and capabilities into key geographic regions including Europe, the second largest music market in the world, and Australia. In addition, the acquisition expands the Company’s content management and anti-piracy content protection services into Europe and will enable the Company to leverage OD2’s reach to expand its business into new markets. The unaudited consolidated statement of operations of Loudeye for the period ended June 30, 2004, includes the results of operations of OD2 for the nine days from June 22, 2004 to June 30, 2004.

     The consideration for the transaction consisted of the following elements:

•	Loudeye issued 9,065,919 shares of its common stock on June 22, 2004, to existing OD2 shareholders and option holders, which amount includes shares issuable upon exercise of OD2 options to be assumed by Loudeye.

•	Loudeye expects to issue up to 2,811,712 additional shares of its common stock, representing minority interest and shares to be issued to OD2 shareholders who had accepted the tender offer as of June 30, 2004, but to whom shares of common stock had not yet been issued. Minority interest includes shares that will be issued to existing OD2 shareholders and option holders, including shares issuable upon exercise of OD2 options to be assumed by Loudeye.

•	Certain of OD2’s principal shareholders agreed to have an aggregate of 15% of the total consideration payable in the transaction held in escrow by the Company for 18 months to satisfy claims the Company may have with respect to breaches of representations, warranties and covenants, indemnification claims and working capital adjustments. As of June 22, 2004, the Company had issued and placed in escrow 2,072,369 shares of its common stock to 17 former OD2 shareholders who had tendered their shares of OD2 stock as of that date. The Company is obligated to issue and place into escrow an additional 20,131 shares of its common stock to one individual upon his tendering his outstanding shares of OD2 stock.

•	Loudeye will pay approximately $2.8 million in cash to retire certain liabilities.

•	Loudeye is obligated to pay an additional £7.8 million (approximately $13.5 million based on exchange rates as of June 30, 2004), excluding minority interest and the 15% additional consideration to be held in escrow (as discussed below), through November 30, 2005, to OD2’s shareholders, as follows:

•	On November 30, 2004, approximately £1.0 million or $1.7 million;

•	On January 31, 2005, approximately £3.8 million or $6.7 million;

•	On May 31, 2005, approximately £1.0 million or $1.7 million; and

•	On November 30, 2005, approximately £2.0 million or $3.4 million.

•	15% of the total additional consideration that Loudeye is required to pay to the OD2 shareholders through November 30, 2005, or approximately $2.6 million (excluding minority interest), will be placed into escrow along with the escrow shares.

•	Loudeye is obligated to pay an additional contingent consideration of up to £10.0 million (approximately $18.0 million based on exchange rates as of June 30, 2004) without adjustment for minority interest or 15% holdback in escrow if OD2 achieves certain financial performance targets during the period through November 30, 2006.

     The escrow shares and the 15%, or approximately $2.6 million, of additional consideration described above are not recorded as liabilities and the value of the shares held in escrow and the 15% additional consideration was not included in determining the cost of acquiring OD2 as of June 30, 2004, since the resolution of the escrow shares and 15% additional consideration is still pending. Loudeye will reflect the escrow shares as outstanding and the liability relating to the 15% additional consideration as accrued and record the value of both as additional costs of acquiring OD2 upon the earlier of the expiration of the 18 month escrow period or when Loudeye believes beyond a reasonable doubt that it will not state a claim pursuant to the terms of the escrow.

     The maximum number of shares to be issued of approximately 13,950,000 constituted approximately 19.9% of Loudeye’s outstanding shares of common stock at the commencement of the tender offer.

     Certain OD2 employee option holders may elect to exercise their options and accept the offer, in which case they will receive the same consideration as other OD2 shareholders. Alternatively, Loudeye will assume the unexercised OD2 options, which will then become exercisable for Loudeye common stock based on a predetermined exchange rate.

     Based on management’s internal analysis, excluding the impact of minority interest which has not yet been recorded as noted below and the escrow shares and 15% additional consideration discussed above, the Company has preliminarily recorded $33.7 million of net assets in connection with the transaction consisting of upfront stock consideration, including the assumption of OD2 options, deferred consideration, cash obligations to retire certain liabilities, and the Company’s transaction related expenses. As of June 22, 2004, the initial purchase price can be summarized as follows (amounts in thousands):

Transaction related expenses	$1,527
Cash paid at closing	900
Cash due on certain liabilities assumed	1,878
Accrued acquisition consideration	13,654
Common stock payable related to acquisition	2,596
Common stock issued in connection with acquisition	13,146

$33,701

     The accrued acquisition consideration recorded in the Company’s financial statements as of June 30, 2004, has been adjusted for the foreign currency exchange rate at June 30, 2004 and a foreign currency transaction gain of $183,000 was recorded in other income in the accompanying consolidated statement of operations for the three and six month periods ended June 30, 2004.

     Because OD2 had a deficit in net worth at acquisition, minority interest has not been reflected in the Company’s consolidated balance sheet.

     Under the terms of the offer, future cash consideration is payable in British currency (pounds), and accordingly the corresponding U.S. dollar amounts set forth above may vary with fluctuations in the prevailing exchange rate. All future payments are payable in cash or, at Loudeye’s election and if approved by stockholders representing a majority of Loudeye’s outstanding shares (excluding shares issued in connection with the transaction to the extent such shares are required to be excluded by the rules of the Nasdaq Stock Market), in shares of Loudeye common stock, the number of which will be determined based on Loudeye’s volume weighted average share price for a specified period prior to issuance. OD2 shareholders may also elect to receive promissory notes in lieu of any cash payments that Loudeye may be required to make. Loudeye has also agreed to reserve 2 million shares for stock option grants under its 2000 Stock Option Plan to employees of OD2 for future services.

     Loudeye has agreed to file a registration statement covering the resale of the initial shares issued by it by the later of (i) August 6, 2004, (ii) 15 calendar days following the date it acquires all remaining OD2 shares, or (iii) 10 business days following receipt of certain OD2 financial statements required to be filed by Loudeye on Form 8-K. The registration statement has not yet been filed.

     The Company accounted for the acquisition in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” In accordance with EITF Issue No. 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” for purposes of estimating the value of the OD2 purchase consideration, the fair value of the Loudeye common stock to be issued for the acquisition of OD2 was determined to be $1.45 per share based on the average closing price of the Company’s common stock over the two day periods before and after June 22, 2004, the date the acquisition was announced, multiplied by the Loudeye shares issued based upon the exchange ratio set forth in the merger agreement. The fair value of options assumed is deemed to be equivalent to the value of the underlying Loudeye shares into which such options are exercisable given the nominal strike price of such options. In accordance with FAS No. 52, “Foreign Currency Translation,” and as a result of currency fluctuation between the U.S. dollar and British pound during the nine day period from June 22, 2004, to June 30, 2004, the Company recorded a $183,000 foreign currency transaction gain in other income in the accompanying consolidated statement of operations for the three and six month periods ending June 30, 2004.

     The following table summarizes as of June 22, 2004, the preliminary estimated fair values of the assets acquired and liabilities assumed, along with the preliminary estimated useful lives of property and equipment and intangible assets, based upon management's internal analysis, which have been recorded in the Company’s digital media services segment (in thousands):

	Purchase Price Allocation	Useful life
Current assets	$2,700
Property and equipment	629	1 – 3 years
Goodwill	33,598
Acquired technology	2,970	3 years
Current liabilities	(6,196)

Total purchase price allocation	$33,701

     The purchase price allocation set forth above is preliminary and subject to change in future periods pending the completion of an independent valuation report. The Company is currently in the process of finalizing its assessment of the fair value of the net assets acquired. The preliminary allocation of the purchase price to tangible and intangible assets, as well as the related amortization expense, may change materially as a result of the completion of the Company’s evaluation of the fair value of the net assets acquired.

     The weighted average amortization period of amortizable intangibles acquired is estimated to be three (3) years. The goodwill recorded is not expected to be amortizable for income tax purposes. The goodwill associated with OD2 will be included in the Company’s digital media services segment.

     Overpeer, Inc.

     In March 2004, the Company completed the acquisition of Overpeer, Inc. (“Overpeer”), a privately held company based in New York. Pursuant to the Agreement and Plan of Merger and Reorganization (“Merger Agreement”), among Loudeye, Privateer Acquisition Corp., a wholly owned subsidiary of the Company, Overpeer and certain of Overpeer’s stockholders, Privateer Acquisition Corp. was merged with and into Overpeer, with Overpeer continuing as the surviving company and a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, all of the outstanding capital stock of Overpeer was exchanged for a total of 1,752,772 shares of Loudeye’s common stock. The number of shares issued in the Merger was calculated by dividing $4,000,000 by the volume weighted average closing sales price of Loudeye’s common stock on each of the thirty consecutive trading days preceding the closing of the Merger, or $2.2821 per share. 262,916 of the shares issued in the Merger will be held in escrow for one year and will be available during that time to satisfy indemnity claims under the Merger Agreement. The Company filed a registration statement in March 2004 for the resale of the securities issued to the Overpeer shareholders, which registration statement was declared effective on May 26, 2004.

     Overpeer is a provider of digital media data mining, anti-piracy and promotional solutions, which are complimentary to Loudeye’s current and planned future digital media solutions. The acquisition is intended to allow the Company to provide a more complete suite of digital media solutions to its customers.

     The Company accounted for the acquisition in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” In accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the fair value of the shares issued was determined to be $2.26 per share based on the closing price of the Company’s common stock on February 29, 2004, which was the date on which the number of shares issued could be determined. Overpeer’s operating results have been included in the accompanying consolidated statements of operations effective beginning in March 2004. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, along with the preliminary estimated useful lives of property and equipment and intangible assets, which have been recorded in the Company’s digital media services segment (in thousands):

	Purchase Price Allocation	Useful life
Current assets	$277
Property and equipment	278	1 – 3 years
Goodwill	2,434
Trademark	42	Indefinite
Acquired technology	682	5 years
Customer relationships	317	7 years
Non-compete agreements	373	3 years
Other long-term assets	8
Current liabilities	(321)

Total purchase price	$4,090

The purchase price allocation set forth above includes acquisition costs of $129,000 and is preliminary and subject to change in future periods pending the completion of an independent valuation report.

     Pro forma financial information

     The following table presents the unaudited pro forma results of the Company for the three and six months ended June 30, 2004 and 2003 assuming the Company had acquired OD2 and Overpeer at the beginning of each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total revenues	$4,981	$4,153	$8,722	$8,461
Net loss	(6,261)	(6,941)	(11,227)	(22,649)
Basic and diluted net loss per share	(0.09)	(0.15)	(0.17)	(0.49)

6. SALE OF MEDIA RESTORATION BUSINESS

     On January 30, 2004 (“Transfer Date”), the Company’s wholly-owned media restoration services subsidiary, VMRLE Co., Inc. (formerly VidiPax, Inc.), transferred substantially all of its assets and certain liabilities to a company controlled by the former general manager of VMRLE Co., Inc. pursuant to an asset purchase agreement signed on October 31, 2003 and amended on January 30, 2004. The total purchase price of $1.2 million was placed in escrow when the asset purchase agreement was signed. Based on the January 30, 2004 amendment, $900,000 of the $1.2 million purchase price was to be released from escrow upon the assignment to the purchaser of contracts with the General Services Administration of the United States (“GSA Contracts”). If the GSA Contracts were not assigned within a certain time period after the Transfer Date, the purchaser had the option to unwind the transfer and reclaim the $1.2 million held in escrow. Accordingly, the assets and liabilities transferred were recorded on the consolidated balance sheet as assets and liabilities transferred under contractual arrangement at their carrying value as of the Transfer Date. As of December 31, 2003, these assets and liabilities were classified as held for sale. At March 31, 2004, these assets and liabilities were classified as net assets transferred under contractual arrangement. On May 17, 2004, (“Accounting Closing Date”), the GSA Contracts were assigned to the purchaser, resulting in the subsequent release of the $900,000 from escrow to VMRLE Co., Inc. For the period from the Transfer Date to the Accounting Closing Date, VMRLE Co., Inc. continued to be the contracting party with the GSA. The media restoration services provided under the GSA Contracts during that period were provided by the purchaser as agent for VMRLE Co., Inc. and the purchaser retained the profits or losses earned from such services. Because VMRLE Co. continued to be the primary obligor under the GSA Contracts until their assignment, revenues and costs of revenues in the consolidated statement of operations of Loudeye reflect the revenues from services provided under the GSA Contracts totaling $213,000 for the period from the Transfer Date through the Accounting Closing Date, of which $95,000 was recorded as revenue in the first quarter 2004 and $118,000 was recorded as revenue in the second quarter 2004. All other revenues and costs of VMRLE Co., Inc.’s operations have been appropriately excluded from the Company’s statement of operations subsequent to the Transfer Date. The difference between the $900,000 proceeds received from escrow and the carrying value of the assets and liabilities transferred as of the Accounting Closing Date is $160,000 and is recorded as a loss on the sale of net assets transferred under contractual arrangement in the second quarter 2004.

     With the GSA Contracts assigned to the purchaser, the remaining $300,000 of the $1.2 million originally held in escrow will be released upon the execution of an agreement relating to certain rights associated with certain equipment owned by a third party. If such agreement is not executed by October 31, 2004, the purchaser may reclaim the $300,000 held in escrow. Due to this uncertainty, the $300,000 will be recorded as a gain at the time the agreement is executed.

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

7. PRIVATE EQUITY FINANCING

     In February 2004, the Company sold 10,810,811 shares of common stock at $1.85 per share to a limited number of accredited investors. The gross proceeds received from the financing were $20,000,000. The Company paid a placement fee equal to 5% of the gross proceeds. The net proceeds of the offering, after commissions and expenses, will be used for working capital and general corporate purposes, including expansion of the Company’s business-to-business digital music solutions in the U.S. and internationally. The Company filed a registration statement in March 2004 covering the resale of the shares sold in the financing and the registration statement was declared effective by the SEC on May 26, 2004.

8. SEGMENT INFORMATION

     The Company operates in two business segments, Digital Media Services and Media Restoration Services. As described in Note 6, the Company transferred the assets and certain liabilities of its media restoration services business on January 30, 2004, and completed the sale on May 17, 2004. The following information summarizes the Company’s segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Digital media services	$3,013	$2,499	$4,825	$5,159
Media restoration services	118	404	297	1,054

	$3,131	$2,903	$5,122	$6,213

Net Loss
Digital media services	$(2,450)	$(1,727)	$(5,218)	$(14,076)
Media restoration services	(157)	(335)	(210)	(1,044)

	$(2,607)	$(2,062)	$(5,428)	$(15,120)

	June 30, 2004	December 31, 2003
Total Assets
Digital media services	$82,191	$25,829
Media restoration services	—	1,215

	$82,191	$27,044

9. CONTINGENCIES

     In July and August 2001, four substantially similar class action complaints were filed in the Untied States District Court for the Southern District of New York against the Company and certain of its former officers and directors, as well as against certain underwriters who handled its initial public offering of common stock in March 2000. The various complaints were filed purportedly on behalf of a class of persons who purchased the Company’s common stock during the time period beginning on March 15, 2000 and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by the Company’s underwriters in connection with its initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for the Company’s common stock in the aftermarket following the initial public offering. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. The Company and the individual defendants have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently, all claims against the former officers have been withdrawn without prejudice. In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The proposed settlement provides that the issuer defendants and related individual defendants will be released from the litigation without any liability other than certain expenses incurred to date in connection with the litigation, the issuer defendants’ insurers will guarantee $1.0 billion in recoveries by plaintiff class members, the issuer defendants will assign certain claims against the underwriter defendants to the plaintiff class members, and the issuer defendants will have the opportunity to recover certain litigation-related expenses if the plaintiffs recover more than $5.0 billion from the underwriter defendants. The Company’s board of directors approved the proposed settlement in August 2003. On June 25, 2004, the plaintiffs filed a motion for preliminary approval of the settlement with the court, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. Management does not anticipate that the Company will be required to pay any amounts under this settlement.

     In February 2003, the Company entered into an agreement with Regent Pacific Management Corporation pursuant to which Regent Pacific would provide management services. The agreement was for a term of 26 weeks, with an option to renegotiate certain terms of the agreement after 13 weeks, and was terminable by either party under certain circumstances. Under the agreement, the Company paid certain cash fees to Regent Pacific. In addition, Regent Pacific was to receive stock options to purchase up to 4,000,000 shares of Loudeye common stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. In March 2003, Regent Pacific resigned from the engagement. In July 2003, Regent Pacific filed suit against the Company in the Superior Court of California in San Francisco County for breach of the agreement. In this complaint, Regent Pacific is seeking unspecified damages and specific performance of the alleged obligation to grant the stock options due to them under the contract. The Company answered the complaint in September 2003 denying all allegations and asserting counterclaims. In March 2004, the court granted the Company’s motion to transfer the case to the United States District Court for the Western District of Washington. The Company intends to defend vigorously this action and to pursue vigorously its counterclaims. The likelihood of loss is not considered probable and the amount of loss, if any, is not estimable at this time

     In April 2003, the landlord of the Company’s former facility at 414 Olive Way, Seattle, Washington filed suit against the Company in the Superior Court of Washington, King County, for breach of its lease and is seeking damages of $2.0 million. In January 2004, the court entered a judgment in favor of the landlord for rents due through January 2004 of $438,000, which the Company had accrued in a prior period and paid in the first quarter 2004. The Court reserved the other issues in the suit, including mitigation, interest and attorney’s fees, for trial. The Company appealed the judgment which is now in the process of being vacated by stipulation. As part of the stipulation, the trial date has been extended to Spring 2005. Management believes that meritorious defenses to some portions of the claims made in the suit exist. The Company continues to vigorously defend this suit while exploring opportunities to reach a settlement with the plaintiff. As of December 31, 2003 and June 30, 2004, the Company has recorded in accrued special charges an estimate of the additional amounts the Company may ultimately be required to pay with respect to this matter.

     The Company becomes involved from time to time in various other claims and lawsuits incidental to the ordinary course of its operations, including contract and lease disputes and complaints alleging employment discrimination. The Company believes that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon its business or financial condition, cash flows, or results of operations.

     In the normal course of business, the Company indemnifies other parties, including business partners, lessors and parties to other transactions with the Company. The Company has agreed to hold the other parties harmless against losses arising from a breach of representation or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made. In addition, the Company has entered into indemnification agreements with certain of its officers and directors and the Company’s by-laws contain similar indemnification obligations to the Company’s officers and directors. For all agreements entered into after December 31, 2002, the fair value of potential claims has not been recorded in the Company’s financial statements because they are not material.

10.  SUBSEQUENT EVENTS

     On August 24, 2004, the Company received a notice from the Nasdaq Listing Qualifications staff indicating that the Company has failed to timely file its quarterly report on Form 10-Q for the period ended June 30, 2004, as required by Nasdaq Marketplace Rule 4310(c)(14). This delisting notification is standard procedure when a Nasdaq listed company fails to complete a required filing in a timely manner. On August 30, 2004, to ensure it remains listed until it can file this Quarterly Report and regain compliance with all applicable listing standards, Loudeye filed an appeal of the delisting notification to the NASDAQ Listings Qualifications Panel. The filing of this appeal will prevent the delisting of Loudeye’s securities until Loudeye regains compliance with all applicable listing standards through the filing of its Quarterly Report or, should that not occur, pending the Panel’s decision.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made under the safe harbor provisions thereof. Forward-looking statements include, but are not limited to, statements about our digital media products and services and commercialization goals and expectations, potential market opportunities, integration of OD2 and Overpeer, and other statements that are not historical facts. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of terms like these or other comparable terminology may identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. These forward-looking statements are only predictions and actual events or results may differ materially from those projected. Specific factors that could cause actual results to differ materially from those projected include, but are not limited to the Risk Factors set forth below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     You should not unduly rely on these forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to publicly revise any forward-looking statement after the date of this quarterly report to reflect circumstances or events occurring after the date of this quarterly report or to conform the statement to actual results or changes in our expectations. You should, however, review the factors, risks and other information we provide in the reports we file from time to time with the SEC.

Overview

     We are an innovative business-to-business provider of services that facilitate the distribution and promotion of digital media content to media and entertainment, retail and enterprise customers. Our services enable our customers to outsource the management and distribution of audio and video digital media content over the Internet and on other digital distribution platforms. Our technical infrastructure and back-end solutions, combined with our proprietary applications, comprise an end-to-end solution, from basic digital media services, such as the hosting, storage, encoding, management and protection of media assets for content owners, to complex, fully-outsourced digital media distribution and promotional services, such as private-labeled digital music download stores and streaming Internet radio and music sample services. Our solutions reduce the complexity and cost of internal solutions, and enable our customers to provide branded digital media offerings to their users while supporting a variety of digital media technologies and consumer business models.

Acquisition of OD2

     In June 2004, we acquired On Demand Distribution Limited (OD2), one of the largest digital music providers in Europe, creating what we believe is the world’s largest business-to-business focused digital media company, providing outsourced digital media solutions to many of the world’s digital media businesses. The combined company now serves more than 200 customers in 15 countries, adding European customers such as Coca Cola (UK), MSN (Pan-Europe), MTV (Pan-Europe), Virgin Megastores (UK), HMV (UK) and other retailers, Internet portals and Internet service providers, telecommunications companies and commercial radio stations throughout Europe and Australia. This acquisition supports our commitment to providing global services by broadening our reach and capabilities into key geographic regions including Europe, the second largest music market in the world, and Australia. In addition, this acquisition expands our content management and anti-piracy content protection services into Europe and will enable us to leverage OD2’s reach to expand our business into new markets. The unaudited consolidated statement of operations of Loudeye for the period ended June 30, 2004, includes the results of operations of OD2 for the nine days from June 22, 2004, to June 30, 2004. More information on the terms of the acquisition is provided below under “Liquidity and Capital Resources—Acquisition of On Demand Distribution Limited.”

The Loudeye Solution

     During the first and second quarters of 2004, we provided our services via two primary business segments, Digital Media Services and Media Restoration Services. In January 2004, we transferred substantially all of the assets of our media restoration services subsidiary, VidiPax, Inc., to a company controlled by VidiPax’s general manager. In May 2004, we completed the sale of this media restoration services business. While we will have ongoing rights to co-market and resell media restoration services for two years after the sale, we anticipate media restoration services will represent an insignificant portion of our revenue and operations for the remainder of 2004 and beyond.

     Digital Media Services. We provide a full service business-to-business digital media solution that allows our customers to deploy, rapidly and cost effectively, their own privately branded digital media service. Our solution is the culmination of our significant investments in our systems and infrastructure. Some of the key features of our solution include:

•	Web enabled architecture;

•	Archive of nearly 5.0 million music tracks in uncompressed, digital master format;

•	Highly scalable and reliable operations;

•	Support for multiple media players and digital media formats;

•	Support for multiple transmission speeds, or bit rates; and

•	Extensive, transferable content rights and experience working with major and independent record labels.

Although our customers may choose any combination of services we offer, our management views our solutions in three tiers of service. These tiers are summarized as follows:

Tier 1:	These services consist primarily of content management, encoding and fulfillment, and metadata services. Revenues from these services tend to consist of repeat business. Tier 1 services currently account for a substantial portion of our digital media services revenue. However, over the next several years we expect the proportion of revenues from Tier 1 services to decline relative to revenues from Tier 2 and Tier 3 services.

Sales of our Tier 1 digital media services are generally under nonrefundable time and materials or per unit contracts. Under these contracts, we recognize revenues as services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer.

Tier 2:	These services consist primarily of hosted media and delivery, rights administration and settlement and anti-piracy content protection services. Revenues from these services tend to consist of recurring business and may include scalable economics. Revenues for Tier 2 services may include monthly minimum fees, setup and license fees, professional services fees, ongoing maintenance fees and a share of our customers’ transactional revenues.

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

Tier 3:	These services consist primarily of custom application development, ASP services, commerce engine, analytics and full operational outsourcing. Our principal Tier 3 service offering, the Loudeye Digital MusicStoreTM, offers a turnkey digital music solution for businesses to launch their own branded music store and service. Revenues from Tier 3 services consist of recurring business and may include setup and licensing fees, professional services fees, ongoing maintenance fees and a share of our customers’ transactional revenues. We expect that over the next several years Tier 3 services will account for an increasing percentage of our total revenues.

     Media Restoration Services. Our media restoration services segment has performed services to restore and migrate legacy media archives to current media formats. We recognized revenues as services were rendered and we had no continuing involvement in the goods and services delivered, which generally was the date the finished media was shipped to the customer.

Highlights of Second Quarter 2004

     Our second quarter 2004 represents a continuation of the business and strategic initiatives implemented in 2003 and the first quarter 2004. Highlights include:

     Digital Media Solutions Initiatives:

•	We made significant investments in the Overpeer anti-piracy content protection service offering including doubling its capacity, expanding capabilities and adding dedicated sales staff. Since the acquisition of Overpeer in March 2004, we have added additional customer contracts representing major content owners from the music, film/video, game and software industries.

•	We have expanded IndieSource, an extension of our music label program that enables companies that build a digital music business to license hundreds of thousands of non-major label, independent music tracks from around the world through a single program. We have signed several independent labels to the program, including Saregama, India’s largest music company, and Naxos, the leading independent classical music catalog.

•	We acquired OD2, one of the largest digital music providers in Europe. This acquisition supports our commitment to providing global services by broadening our reach and capabilities into key geographic regions including Europe, the second largest music market in the world, and Australia. In addition, this acquisition expands our content management and anti-piracy content protection services into Europe and will enable us to leverage OD2’s reach to expand our business into new markets.

     Organization:

•	We expanded our management team with the hiring of Charles Grimsdale, president and managing director of our international business operations through the acquisition of OD2, and the hiring of Lee Kirby, executive vice president of professional and customer services.

     Highlights of Operating Results:

     The following is a summary description of our operating results for the three months ended June 30, 2004. A more detailed discussion of our operating results is included below under the heading “Results of Operations.”

     Our second quarter 2004 revenues were $3.1 million, compared to $2.9 million in the prior year quarter. The results for the 2004 quarter include an increase of $368,000 in revenue from our existing core digital media services business, $545,000 of revenue from anti-piracy services, and $177,000 of revenue attributable to our acquisition of OD2 on June 22, 2004. These increases were offset by a decrease in our webcasting business resulting from a restructuring in 2003 (representing $571,000 of the decrease) and the completion of the sale of our substantially all of the business of our VidiPax subsidiary in May 2004 (representing $286,000 of the decrease).

     We reported a net loss of $2.6 million or $0.04 per share in the second quarter 2004, compared to a net loss of $2.1 million or $0.04 per share in the prior year quarter. The increase in net loss primarily reflects additional research and development expense related to the Loudeye Digital MusicStoreTM product, and increased selling, general and administrative expense related to our acquisitions of Overpeer and OD2.

Results of Operations

Three Months Ended June 30, 2004 and 2003

     Revenues. Revenues totaled $3.1 million and $2.9 million for the second quarter 2004 and 2003 and consisted of the following (in thousands):

	Three Months Ended June 30
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Encoding services	$1,138	$573	$565	99%
Samples service	426	454	(28)	(6%)
Internet radio and hosting services	61	263	(202)	(77%)
Webcasting	638	1,209	(571)	(47%)
Digital distribution services	205	—	205	—
Content protection services	545	—	545	—
Media restoration services	118	404	(286)	(71%)

Total revenue	$3,131	$2,903	$228	8%

     Our product and service mix changed significantly over the course of 2003 after we restructured our management team and operations and changed our strategic direction at the end of the first quarter 2003. We shifted marketing emphasis away from webcasting and more toward digital media services, primarily digital music solutions, as well as anti-piracy content protection services.

     Revenues from encoding services, samples services, and internet radio and hosting services generally fluctuate based on the volume of content delivered (for encoding services) and volume of content streamed (for samples and radio and hosting services). Such volume is driven primarily by our customers’ content needs and the level of activity on their websites. Consequently, a certain amount of fluctuation in these revenue sources is common. In the second quarter there was increased demand from our customers for encoding services, primarily for the delivery of digital music, as our customers focused on launching digital music services. Our current webcasting services are focused on customer relationships that provide higher margins. As a result, revenue from webcasting services decreased significantly for the second quarter 2004 compared to the second quarter 2003.

     Revenues from digital distribution services consist principally of digital download and subscription services, primarily from our acquisition of OD2 in the second quarter, as well as existing ringtunes and rights clearing service offerings. We began providing these services following our restructuring in the first quarter 2003, but there were no revenues in the prior year quarter.

     Content protection services are provided by our Overpeer subsidiary which we acquired in March 2004. Accordingly, there were no revenues from such services in the 2003 period.

     Media restoration services revenue for the second quarter 2004 does not include a full three months of revenue due to the transfer of our media restoration business on January 30, 2004 and completion of sale in May 2004 as discussed in Note 6 to the consolidated financial statements. Because our media restoration subsidiary continued to be the primary obligor under certain contracts with the General Services Administration of the United States (“GSA Contracts”) until their assignment on May 17, 2004, revenues and costs of revenues in the consolidated statement of operations of Loudeye reflect the revenues from services provided under the GSA Contracts totaling $118,000 in the second quarter 2004. Media restoration services revenues in future periods are expected to be insignificant.

     Cost of Revenues. Cost of revenues increased to $1.8 million for the second quarter 2004 from $1.7 million for the second quarter 2003. Cost of revenues remained consistent at 58% of revenue in 2004 and 2003, and consisted of the following (in thousands):

	Three Months Ended June 30,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Digital media services	$1,701	$1,257	$444	35%
Media restoration services	118	425	(307)	(72)%

Total cost of revenues	$1,819	$1,682	$137	8%

     Cost of revenues includes the cost of production, including personnel, an allocated portion of facilities and equipment, and other supporting functions related to the delivery of our digital media and media restoration services. We implemented cost reduction initiatives related to our restructuring in March 2003, however, in 2004 we began to expand our digital media services production work force in order to meet the demands of anticipated growth and new initiatives. In addition, costs associated with the delivery of digital media services revenue from our acquisitions of OD2 and Overpeer contributed to the increase in digital media services cost of revenue compared to the prior year quarter. We expect cost of revenues related to our digital media services to increase over the remainder of 2004 compared to the prior year periods.

     As discussed above, media restoration services cost of revenue for the second quarter 2004 does not include a full three months of costs due to the transfer of our media restoration business on January 30, 2004 and completion of sale in May 2004. Because our media restoration subsidiary continued to be the primary obligor under certain contracts with the GSA until their assignment on May 17, 2004, revenues and costs of revenues in the consolidated statement of operations of Loudeye reflect the revenues from services provided under the GSA Contracts, totaling $118,000 in the second quarter 2004. The cost of revenue entirely offset the associated revenue.

     Depreciation included in cost of revenues increased to approximately $365,000 in the 2004 period from $240,000 in the 2003 period. This increase is due primarily to equipment purchased in the first quarter 2004 of $1.5 million to upgrade the storage and access systems for our digital music archive, as well as additional equipment expenditures in the second quarter 2004 related to our content protection services offering. As a result of these items, as well as our acquisition of OD2, we expect depreciation included in cost of revenues to increase moderately in the remainder of 2004 compared to the prior year periods.

     Operating Expenses. Our operating expenses were as follows for the second quarter 2004 and 2003 (in thousands):

	Three Months Ended June 30,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Research and development	$753	$392	$361	92%
Sales and marketing	836	835	1	0%
General and administrative	2,232	1,740	492	28%
Amortization of intangibles and other assets	126	260	(134)	(52%)
Stock-based compensation	43	191	(148)	(77%)
Gain on sale of property and equipment	—	(96)	96	(100%)

Total operating expenses	$3,990	$3,322	$668	20%

     Research and Development. Research and development expenses totaled $753,000 and $392,000 for the second quarter of 2004 and 2003. Research and development expenses include labor and other related costs of the continued development and support of our digital media services. We expect research and development expense to increase through the remainder of 2004 compared to the prior year periods as we invest in the development of our digital media service offerings, particularly our Loudeye Digital MusicStore™ product, as well as our content protection services, and as we complete the integration of our acquisitions of OD2 and Overpeer.

     Sales and Marketing. Sales and marketing expenses totaled $836,000 and $835,000 for the second quarter of 2004 and 2003. Sales and marketing expenses consist primarily of salaries, commissions, product branding costs, advertising, public relations costs, trade show expenses, and cost of marketing collateral. Sales and marketing expenses were flat compared to the same period in 2003, reflecting cost reduction initiatives implemented in 2003, somewhat offset by increases resulting from our acquisitions of Overpeer in March 2004 and OD2 in June 2004. We expect sales and marketing expenses to increase through the remainder of 2004 compared to the prior year periods as we expand our sales force and marketing personnel to market and sell our new Tier 3 application level products and services and as we complete the integration of our acquisitions of OD2 and Overpeer.

     General and Administrative. General and administrative expenses increased to $2.2 million in the second quarter 2004 from $1.7 million in the second quarter 2003. General and administrative expenses consist primarily of rent, facilities and information technology charges, salaries, legal expenses, investor relations costs and other costs associated with being a public company. This increase was primarily the result of our acquisitions of Overpeer in March 2004 and OD2 in June 2004. We anticipate that general and administrative expenses for the remainder of 2004 will increase compared to the prior year periods as we complete the integration of our acquisitions of OD2 and Overpeer, and as we increase our personnel and other resources to support our growth. In addition, we will continue to incur additional professional fees in order to comply with the new requirements under the Sarbanes-Oxley Act of 2002.

     Amortization of Intangible and Other Assets. Amortization of intangible and other assets totaled $126,000 and $260,000 for the second quarter of 2004 and 2003, and includes amortization of identified intangible assets related to acquisitions. We recorded impairment charges in the first quarter 2003 relating to our restructuring, which resulted in lower amortization charges starting with the second quarter 2003. The trend of lower quarterly amortization charges continued through the second quarter 2004. However, during the second quarter 2004 we incurred additional amortization expense related to our acquisitions of Overpeer and OD2, and expect that amortization expense for the remainder of 2004 will increase compared to the prior quarter periods.

     Stock-Based Compensation. Stock-based compensation included in operating expenses for the second quarter 2004 totaled $43,000, consisting of the amortization of deferred stock compensation of $49,000, somewhat offset by a credit of $6,000 for variable stock compensation related to stock options that were repriced in 2001. Stock-based compensation included in operating expenses was $191,000 for the second quarter 2003, consisting of the amortization of deferred stock compensation of $40,000, stock granted to former employees of $30,000 and options granted to a member of our board of directors for consulting services of $121,000. The increase in amortization of deferred stock-based compensation is due to options granted to employees at below fair value in July 2003 and February 2004.

     Investment Income. Investment income consists of interest income and realized gains and losses on sales of our investments. Investment income totaled approximately $107,000 and $101,000 for the second quarter of 2004 and 2003. The increase was due primarily to higher average investment balance resulting from the proceeds received from the private equity financings completed in August 2003 and February 2004. We expect interest income will decrease moderately for the remainder of 2004 due to lower average investment balances resulting from our utilization of cash.

     Interest Expense. Interest expense relates to our debt instruments, consisting of our line of credit, term loan and capital lease obligations. Interest expense totaled $59,000 and $48,000 for the second quarter of 2004 and 2003. The increase was due primarily to higher average debt balances in 2004 resulting from borrowings under the $3 million term loan facility that we put in place at the end of 2003.

     Other Income (Expense). Other income consists of foreign currency transaction gains on the accrued acquisition consideration related to our acquisition of OD2 in June 2004.

Six Months Ended June 30, 2004 and 2003

     Revenues. Revenues totaled $5.1 million and $6.2 million for the first six months of 2004 and 2003 and consisted of the following (in thousands):

	Six Months Ended June 30
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Encoding services	$1,482	$956	$526	55%
Samples service	900	913	(13)	(1%)
Internet radio and hosting services	223	743	(520)	(70%)
Webcasting	1,212	2,547	(1,335)	(52%)
Digital distribution services	308	—	308	—
Content protection services	700	—	700	—
Media restoration services	297	1,054	(757)	(72%)

Total revenue	$5,122	$6,213	$(1,091)	(18%)

     Our product mix changed significantly over the course of 2003 after we restructured our management team and operations and changed our strategic direction at the end of the first quarter 2003. We shifted marketing emphasis away from webcasting and more toward digital media services, primarily digital music solutions, as well as anti-piracy content protection services.

     Revenues from encoding services, samples services, and internet radio and hosting services generally fluctuate based on the volume of content delivered (for encoding services) and volume of content streamed (for samples and radio and hosting services). Such volume is driven primarily by our customers’ content needs and the level of activity on their websites. Consequently, a certain amount of fluctuation in these revenue sources is common. In the second quarter there was increased demand from our customers for encoding services, primarily for the delivery of digital music, as our customers focused on launching digital music services. Our current webcasting services are focused on customer relationships that provide higher margins. As a result, revenue from webcasting services decreased significantly for the first six months of 2004 compared to the first six months of 2003.

     Revenues from digital distribution services consist principally of digital download and subscription services, primarily from our acquisition of OD2 in the second quarter, as well as existing ringtunes and rights clearing service offerings. We began providing these services following our restructuring in the first quarter 2003, but there were no revenues during the first six months of 2003.

     Content protection services are provided by our Overpeer subsidiary which we acquired in March 2004. Accordingly, there were no revenues from such services in the corresponding period in 2003.

     Media restoration services revenue for the first six months of 2004 does not include a full six months of revenue due to the transfer of our media restoration business on January 30, 2004 and completion of the sale in May 2004 as discussed in Note 6 to the consolidated financial statements. Revenue in the first six months of 2004 includes $84,000 from operations in January prior to the transfer of substantially all of the business of our VidiPax subsidiary to the purchaser of our media restoration subsidiary. Because our media restoration subsidiary continued to be the primary obligor under certain contracts with the General Services Administration of the United States GSA Contracts until their assignment on May 17, 2004, revenues and costs of revenues in the consolidated statement of operations of Loudeye reflect the revenues from services provided under the GSA Contracts, totaling $213,000 in the first six months of 2004. Media restoration services revenues in future periods are expected to be insignificant.

     Cost of Revenues. Cost of revenues decreased to $3.2 million for the first six months of 2004 from $4.2 million for the first six months of 2003. Cost of revenues decreased from 68% of revenue in 2003 to 63% of revenue in 2004, and consisted of the following (in thousands):

	Six Months Ended June 30,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Digital media services	$2,961	$3,300	($339)	(10%)
Media restoration services	284	926	($642)	(69%)

Total cost of revenues	$3,245	$4,226	($981)	(23%)

     Cost of revenues includes the cost of production, including personnel, an allocated portion of facilities and equipment, and other supporting functions related to the delivery of our digital media and media restoration services. We implemented cost reduction initiatives related to our restructuring in March 2003, and as a result, cost of revenue in the first quarter 2004 were less than the first quarter 2003. However, in the second quarter 2004 we began to expand our digital media services production work force in order to meet the demands of anticipated growth and new initiatives. In addition, costs associated with the delivery of digital media services revenue from our acquisitions of OD2 and Overpeer contributed to an increase in digital media services cost of revenue during the second quarter 2004 compared to the prior year period. Accordingly, we expect cost of revenues related to our digital media services to increase over the remainder of 2004 compared to the prior year periods.

     Media restoration services cost of revenue for the first six months of 2004 includes $71,000 for operations in January 2004 prior to the transfer of substantially all of the business of our VidiPax subsidiary on January 30, 2004 and completion of sale in May 2004. Because our media restoration subsidiary continued to be the primary obligor under certain contracts with the GSA until their assignment on May 17, 2004, revenues and costs of revenues in the consolidated statement of operations of Loudeye reflect the revenues from services provided under the GSA Contracts totaling $213,000 in the second quarter 2004. From the January 30, 2004, date of transfer of the VidiPax assets, the cost of revenue entirely offset the associated revenue.

     Depreciation included in cost of revenues increased to approximately $657,000 in 2004 from $456,000 in 2003. This increase is due primarily to equipment purchased in the first quarter 2004 of $1.5 million to upgrade the storage and access systems for our digital music archive, as well as additional equipment expenditures in the second quarter 2004 related to our content protection services offering. As a result of these items, as well as our acquisition of OD2, we expect depreciation included in cost of revenues to increase moderately in 2004 compared to the prior year periods.

     Operating Expenses. Our operating expenses were as follows for the first six months of 2004 and 2003 (in thousands):

	Six Months Ended June 30,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Research and development	$1,343	$969	$374	39%
Sales and marketing	1,471	2,381	(910)	(38%)
General and administrative	4,192	4,492	(300)	(7%)
Amortization of intangibles and other assets	266	786	(520)	(66%)

	Six Months Ended June 30,
			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
Stock-based compensation	165	231	(66)	(29%)
Gain on sale of property and equipment	—	(96)	96	(100%)
Special charges — goodwill impairments	—	5,307	(5,307)	(100%)
Special charges — other	(50)	3,130	(3,180)	(102%)

Total operating expenses	$7,387	$17,200	$(9,813)	(57%)

     Research and Development. Research and development expenses totaled $1.3 million and $969,000 for the first six months of 2004 and 2003. Research and development expenses include labor and other related costs of the continued development and support of our digital media services. We expect research and development expense to increase through the remainder of 2004 compared to the prior year periods as we invest in the development of our digital media service offerings, particularly our Loudeye Digital MusicStore™ product, and as we complete the integration of our acquisitions of OD2 and Overpeer.

     Sales and Marketing. Sales and marketing expenses totaled $1.5 million and $2.4 million for the first six months of 2004 and 2003. Sales and marketing expenses consist primarily of salaries, commissions, product branding costs, advertising, public relations costs, trade show expenses, and cost of marketing collateral. The decrease in sales and marketing expenses compared to the same period in 2003 reflects cost reduction initiatives implemented in 2003, somewhat offset by increases resulting from our acquisitions of Overpeer in March of 2004 and OD2 in June of 2004. We expect sales and marketing expenses to increase through the remainder of 2004 compared to the prior year periods as we expand our sales force and marketing personnel to market and sell our new Tier 3 application level products and services and as we complete the integration of our acquisitions of OD2 and Overpeer.

     General and Administrative. General and administrative expenses decreased to $4.2 million in the first six months of 2004 from $4.5 million in the first six months of 2003. General and administrative expenses consist primarily of rent, facilities and information technology charges, salaries, legal expenses, investor relations costs and other costs associated with being a public company. This decrease was due to the decrease in personnel related to our reductions in force in the first quarter 2003, and related cost reduction initiatives. The decrease was somewhat offset by an increase in the second quarter 2004 primarily as the result of our acquisitions of Overpeer in March 2004 and OD2 in June 2004. We anticipate that general and administrative expenses for the remainder of 2004 will increase compared to the prior year periods as we increase our personnel and other resources to support our growth. In addition, we will incur additional professional fees in order to comply with the new requirements under the Sarbanes-Oxley Act of 2002.

     Amortization of Intangible and Other Assets. Amortization of intangible and other assets totaled $266,000 and $786,000 for the first six months of 2004 and 2003, and includes amortization of identified intangible assets related to acquisitions. The decrease was due to the impairment charges recorded in the first quarter 2003, which resulted in lower amortization charges starting with the second quarter 2003. During the second quarter 2004 we incurred additional amortization expense related to our acquisitions of Overpeer and OD2, and expect that amortization expense for the remainder of 2004 will increase compared to the prior year periods.

     Stock-Based Compensation. Stock-based compensation included in operating expenses for the first six months of 2004 totaled $165,000, consisting of the amortization of deferred stock compensation of $169,000, stock-based compensation expense of $14,000 related to options granted to a consultant, and a credit of $18,000 for variable stock compensation related to stock options that were repriced in 2001. Stock-based compensation included in operating expenses was $231,000 for the first six months of 2003, consisting of the amortization of deferred stock compensation of $80,000, stock granted to former employees of $30,000, and options granted to a member of our board of directors for consulting services of $121,000. The increase in amortization of deferred stock-based compensation is due to options granted to employees at below fair value in July 2003 and February 2004.

     Special Charges. We have recorded special charges related to corporate restructurings, facilities consolidations and the impairment of assets in accordance with our long-lived asset policy. Following is a summary of special charges for the first six months of 2004 and 2003 (in thousands):

	2004	2003
Goodwill impairment	$—	$5,307
Intangible and other asset impairments	—	685
Property and equipment impairments	—	601
Facilities related charges (credits)	(50)	465
Employee severance and termination benefits	—	501
Other restructuring charges	—	878

	$(50)	$8,437

In February 2004, we entered into a lease settlement agreement with the landlord or our VidiPax facility in New York, New York, pursuant to which we paid $450,000 and allowed the landlord to retain its security deposit of $212,000, for a total settlement of $662,000. This total settlement was $50,000 less than we had recorded in accrued special charges at December 31, 2003. Accordingly, this $50,000 difference has been reflected as a credit to special charges in the consolidated statement of operations. Impairments during the first quarter 2003 are explained in Note 3 to the consolidated financial statements.

     Investment Income. Investment income consists of interest income and realized gains and losses on sales of our investments. Investment income totaled $186,000 and $187,000 for the first six months of 2004 and 2003. We expect interest income will decrease moderately for the remainder of 2004 due to lower average investment balances resulting from our utilization of cash.

     Interest Expense. Interest expense relates to our debt instruments, consisting of our line of credit, term loan and capital lease obligations. Interest expense totaled $130,000 and $97,000 for the first six months of 2004 and 2003. The increase was due primarily to higher average debt balances in 2004 resulting from borrowings under the $3 million term loan facility that we put in place at the end of 2003.

     Other Income (Expense). Other income consists primarily of foreign currency transaction gains on the accrued acquisition consideration related to our acquisition of OD2 in June 2004.

Liquidity and Capital Resources

     As of June 30, 2004, we had approximately $32.5 million of cash and cash equivalents, marketable securities, and restricted investments. These funds reflect net proceeds of $18.9 million from our sale of common stock in a private placement in February 2004. Of these funds, $316,000 is held in investment accounts that serve as collateral for standby letters of credit for certain of our capital lease and other obligations.

     Net cash used in operating activities was $4.6 million for first six months of 2004. Cash used in operating activities resulted primarily from a net loss of $5.4 million and payments of accrued special charges of $1.1 million, offset partially by non-cash charges for depreciation and amortization and stock-based compensation aggregating $1.2 million, collection of proceeds from the sale of our media restoration subsidiary of $900,000 and an increase in other assets and liabilities of approximately $935,000. The payment of accrued special charges relates to the settlement of our lease obligation with respect to our VidiPax facility in New York, New York and payment of a judgment related to an unoccupied facility in Seattle, Washington as described in Note 3 to the consolidated financial statements.

     Net cash used in investing activities was $11.7 million in the first six months of 2004, consisting principally of the net purchases of short-term investments of $9.3 million to invest a portion of the proceeds from our private equity financing in February 2004 and purchases of property and equipment of $2.6 million, consisting principally of equipment to upgrade the storage and access systems for our digital music archive and investments in capital equipment for our Overpeer anti-piracy service offering. In addition, $900,000 cash was used related to our acquisition of OD2.

     Net cash provided by financing activities was $17.2 million for the first six months of 2004, consisting primarily of proceeds from the private equity financing in February 2004 of $18.9 million, as described below, and proceeds from the exercise of stock options of $195,000, offset partially by principal payments on our debt and capital lease obligations of $662,000 and the repayment in full of our line of credit for $1.3 million.

Acquisition of On Demand Distribution Limited

     The discussion below includes information that is not based on accounting principals generally accepted in the United States, or GAAP. To supplement our consolidated financial statements and information below that is presented on a GAAP basis, we have included this non-GAAP “pro forma” information, including the table below indicating the allocation of the purchase price we will have paid for OD2 including minority interest and all shares and cash consideration held or to be held in escrow. Reconciliations of the non-GAAP information are included below. We believe these pro forma presentations enhance overall understanding of our expenses in acquiring OD2, in particular with respect to minority interest and the approximately 2.1 million escrow shares that we have issued and the 15%, or approximately $2.6 million, of additional consideration that we are required to pay, which are not reflected from an accounting perspective, and is used by management for that purpose. Although management believes the above non-GAAP information enhances a reader’s understanding of the OD2 acquisition, this non-GAAP information does not reflect GAAP accounting for the acquisition as of June 30, 2004. Accordingly, readers should consider this pro forma information together with the GAAP information above, rather than as an alternative to GAAP basis financial measures.

     In June 2004, we commenced a tender offer to acquire 100% of the outstanding shares of OD2, a privately held digital music provider based in Europe. We acquired 93% of the shares of OD2 upon commencement of the tender offer. As of August 17, 2004, we had acquired the remaining 7% of OD2’s shares on the same terms from the remaining shareholders of OD2.

     The consideration for the transaction consisted of the following elements:

•	From a financial accounting perspective, we issued 9,065,919 shares of our common stock on June 22, 2004, to existing OD2 shareholders and option holders, which amount includes shares issuable upon exercise of OD2 options to be assumed by Loudeye. On a pro forma basis, we issued 11,138,288 shares of our common stock on June 22, 2004, which includes 2,072,369 shares held in escrow described further below.

•	We expect to issue up to 2,811,712 additional shares of our common stock, representing minority interest and shares to be issued to OD2 shareholders who had accepted the tender offer as of June 30, 2004, but to whom shares of common stock had not yet been issued. On a pro forma basis, we are required to issue all 2,811,712 shares as a result of all OD2 shareholders having tendered their shares as of August 17, 2004.

•	Certain of OD2’s principal shareholders agreed to have an aggregate of 15% of the total consideration payable in the transaction held in escrow by us for 18 months to satisfy claims we may have with respect to breaches of representations, warranties and covenants, indemnification claims and working capital adjustments. As of June 22, 2004, we had issued and placed in escrow 2,072,369 shares of our common stock to 17 former OD2 shareholders who had tendered their shares of OD2 stock as of that date. We are obligated to issue and place into escrow an additional 20,131 shares of our common stock to one individual upon his tendering his outstanding shares of OD2 stock.

•	We will pay approximately $2.8 million in cash to retire certain liabilities.

•	We are obligated to pay an additional £7.8 million (approximately $13.5 million based on exchange rates as of June 22, 2004), through November 30, 2005. The table below compares additional cash consideration to be paid to OD2 shareholders as reflected in our financial statements to the amount management believes we will be required to pay, which includes minority interest and the 15% additional consideration to be paid into escrow.

Amounts reflected in financial
statements, which excludes
minority interest and amounts
to be held in escrow
	(approximate, amounts in	Full consideration payable
Payment Date	millions)	(approximate, amounts in millions)
November 20, 2004	£1.0, or $1.7	£1.2, or $2.2
January 31, 2005	£3.8, or $6.7	£4.7, or $8.6
May 31, 2005	£1.0, or $1.7	£1.2, or $2.2
November 30, 2005	£2.0, or $3.4	£2.5, or $4.5

Total	£7.8, or $13.5	£9.6, or $17.5

•	15% of the total additional consideration that we are required to pay to the OD2 shareholders through November 30, 2005, or approximately $2.6 million (excluding minority interest), will be placed into escrow along with the escrow shares.

•	We are obligated to pay an additional contingent consideration of up to £10.0 million (approximately $18.0 million based on exchange rates as of June 30, 2004) including minority interest, if OD2 achieves certain financial performance targets during the period through November 30, 2006.

     From a financial accounting perspective, the escrow shares and the 15%, or approximately $2.6 million, of additional consideration described above are not recorded as liabilities and the value of the shares held in escrow and the 15% additional consideration was not included in determining the cost of acquiring OD2 as of June 30, 2004, since the resolution of the escrow shares and 15% additional consideration is still pending. We will reflect the escrow shares as outstanding and the liability relating to the 15% additional consideration as accrued and record the value of both as additional costs of acquiring OD2 upon the earlier of the expiration of the 18 month escrow period or when management believes beyond a reasonable doubt that we will not state a claim pursuant to the terms of the escrow.

     The maximum number of shares to be issued of approximately 13,950,000 constituted approximately 19.9% of Loudeye’s outstanding shares of common stock at the commencement of the tender offer. Certain OD2 employee option holders may elect to exercise their options and accept the offer, in which case they will receive the same consideration as other OD2 shareholders. Alternatively, Loudeye will assume the unexercised OD2 options, which will then become exercisable for Loudeye common stock based on a predetermined exchange rate.

     Based on management’s internal analysis, excluding the impact of minority interest and the escrow shares and 15% additional consideration discussed above, we have preliminarily recorded $33.7 million of net assets in connection with the transaction consisting of upfront stock consideration, including the assumption of OD2 options, deferred consideration, cash obligations to retire certain liabilities, and our transaction related expenses. As of June 22, 2004, the initial purchase price can be summarized as follows (amounts in thousands):

Transaction related expenses	$1,527
Cash paid at closing	900
Cash due on certain liabilities assumed	1,878
Accrued acquisition consideration	13,654
Common stock payable related to acquisition	2,596
Common stock issued in connection with acquisition	13,146

$33,701

     The accrued acquisition consideration recorded in our financial statements as of June 30, 2004, has been adjusted for the foreign currency exchange rate at June 30, 2004 and therefore accrued acquisition consideration in the table above is $183,000 greater than as reflected on our balance sheet as of June 30, 2004.

In addition to the $33.5 million purchase price recorded at June 30, 2004, if

     •     we had acquired 100% of the OD2 stock at the date of purchase, resulting in no minority interest,

     •     the 2,072,369 shares of common stock held in escrow by us were treated as outstanding,

     •     the 15% of additional escrow consideration to be paid by us were treated as a liability, and

     •     net liabilities assumed of $2.8 million were reflected as an additional component of consideration,

then the acquisition price would have been approximately $44.9 million as a result of the inclusion of the fair value of the minority interest and the shares and additional consideration paid into escrow and the initial purchase consideration would be summarized as follows (amounts in thousands):

Assumption of certain liabilities	$2,776
Net liabilities assumed	2,868
Upfront stock consideration	17,193
Stock consideration placed in escrow	3,034
Accrued acquisition consideration	14,899
Accrued acquisition consideration in escrow	2,629
Transaction related expenses	1,527

$44,926

     Certain OD2 employee option holders may make an election whether to exercise their options and accept the offer, in which case they will receive the same consideration as other OD2 shareholders, or to exchange their options for similar options issued by us.

     Under the terms of the offer, future cash consideration is payable in British pounds, and accordingly the corresponding U.S. dollar amounts set forth above may vary with fluctuations in the prevailing exchange rate. All future payments are payable in cash or, at our election and if approved by stockholders representing a majority of our outstanding shares (excluding shares issued in connection with the transaction to the extent such shares are required to be excluded by the rules of the Nasdaq Stock Market), in shares of our common stock, the number of which will be determined based on our volume weighted average share price for a specified period prior to issuance. OD2 shareholders may also elect to receive promissory notes in lieu of any cash payments that we may be required to make. We have also agreed to reserve 2 million shares for stock option grants under our 2000 Stock Option Plan to employees of OD2 for future services.

     We have agreed to file a registration statement covering the resale of the initial shares issued by us by the later of (i) August 6, 2004, (ii) 15 calendar days following the date it acquires all remaining OD2 shares, or (iii) 10 business days following receipt of certain OD2 financial statements required to be filed by Loudeye on Form 8-K. The registration statement has not yet been filed.

     In accordance with the rules of the Nasdaq Stock Market, approval of our stockholders (excluding shares issued in connection with the OD2 transaction) will be required prior to any election by us to satisfy the additional £9.6 million deferred payments, or up to £10.0 million in contingent payments, using shares of our common stock. If our stockholders do not approve such issuances, we will be required to satisfy such amounts in cash, which would likely cause a significant strain on our cash resources. In addition, the number of shares we must issue should we elect to pay these amounts in shares will vary based upon the volume weighted average share price for a specified period prior to issuance. Because the pricing formula averages historical prices of our stock over periods of one to six months, the formula could result in an effective value for the shares which differs from the market value at the time of issuance. In the event of a decline in our stock price, or in the event the pricing formula results in a price substantially below market price at the time of payment, our board of directors could decide to pay certain amounts in cash rather than subject our stockholders to the dilution of lower-valued stock payments. Such a decision could also cause a significant strain on our cash resources.

     Assuming our stockholders approve the issuance of additional shares to OD2 stockholders to pay future required payments, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations and meet our working capital and capital expenditure requirements for the next year. If our stockholders do not approve such issuances, we will be required to satisfy such amounts in cash, which would likely cause a significant strain on our cash resources, we may need to obtain additional equity or debt financing and we may have difficulty pursuing our business objectives. Since we have incurred net losses since inception, we have relied on sales of equity securities, proceeds from the exercises of stock options and warrants and borrowings under our credit facilities to fund our working capital needs. Such capital may not be available in the future if it is needed. The availability of such capital will depend on a number of factors, some of which are outside our control. These include general market conditions, conditions in the private equity and public markets, the then-current market price of our common stock, and our historical financial performance and future prospects. Our ability to raise capital could also be affected by any of the risks affecting our business discussed below under the heading “Factors That May Affect Our Business, Future Operating Results and Financial Condition.”

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

     Management’s assessments of the impairment of property and equipment are sensitive accounting estimates that could result in additional impairment charges in the near term. Factors that impact these estimates include, but are not limited to, possible changes in business plans, market price of our common stock and declining financial results. Net long-term assets subject to impairment review in the future totaled $8.1 million at June 30, 2004. We will continue to review the carrying value of our long-lived assets and goodwill for impairments. Future adverse developments in our business may result in additional charges.

     Goodwill and Intangible Assets. We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to, at a minimum, annual impairment tests. We complete our annual impairment test as of November 30 of each year. As disclosed in Note 7, we have recorded goodwill and intangible assets in connection with our acquisitions of Overpeer, Inc. in March 2004 and OD2 in June 2004.

     Exit costs. We have followed the provisions of EITF 94-3 to record the costs associated with exit activities through December 31, 2002 and FAS 146 for exit activities after December 31, 2002. Management is required to make its best estimates of exit costs such as remaining lease obligations and/or termination fees, these estimates may be different than the actual amounts that will be paid under existing lease arrangements. Future adverse changes in our business could result in additional exit activities and charges.

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

Contractual Obligations

     The following table provides aggregated information about our contractual obligations as of June 30, 2004 (in thousands).

	Payments Due by Period
		Less Than			After
	Total	1 year	1-3 years	4-5 years	5 years
Contractual Obligations
Long-term debt and capital leases (1)	$2,821	$1,281	$1,540	$—	$—
Operating leases	2,494	1,807	687	—	—
Bandwidth and co-location purchase obligations (2)	361	339	22	—	—
Common stock payable related to acquisition	2,596	2,596	—	—	—
Accrued acquisition consideration (3)	13,471	10,076	3,395	—	—

Total contractual obligations	$21,743	$16,099	$5,644	$—	$—

(1)	Capital lease obligations represent the total minimum future obligations.

(2)	Many of the contracts underlying these obligations contain renewal provisions, generally for a period of one year. In addition, amounts payable under these contracts may vary based on the volume of data transferred. The amounts in the table represent the base fee amount. We also have contracts for bandwidth and co-location services that run on a month-to-month basis and for which there are no unconditional obligations. Monthly amounts due under the month-to-month contracts are approximately $37,000 and have been excluded from the table above.

(3)	The tabular information presented above excludes the following items:

•	7.3% minority interest in accrued acquisition consideration of approximately $1.3 million.

•	15% additional consideration of approximately $2.6 million.

•	Up to approximately $18.0 million payable upon the achievement of certain performance targets during the period ended November 30, 2006.

Off-Balance Sheet Arrangements

     In the normal course of business, we indemnify other parties, including business partners, lessors and parties to other transactions with us. We have agreed to hold the other parties harmless against losses arising from a breach of representation or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made. In addition, we have entered into indemnification agreements with certain of our officers and directors and our amended and restated certificate of incorporation and amended bylaws contain similar indemnification obligations to our officers and directors. For all agreements entered into after December 31, 2002, the fair value of potential claims has not been recorded in our financial statements because they are not material.

Legal Proceedings

     In July and August 2001, four substantially similar class action complaints were filed in the Untied States District Court for the Southern District of New York against us and certain of our former officers and directors, as well as against certain underwriters who handled our initial public offering of common stock in March 2000. The various complaints were filed purportedly on behalf of a class of persons who purchased our common stock during the time period beginning on March 15, 2000, and ending on December 6, 2000. The complaints together allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on the allegation that there was undisclosed compensation received by our underwriters in connection with our initial public offering and the allegation that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket following the initial public offering. These actions have all been consolidated before the same judge for pretrial purposes. No specific amount of damages has been claimed. We and the individual defendants have demanded to be indemnified by the underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently, all claims against the former officers have been withdrawn without prejudice. In June 2003, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The proposed settlement provides that the issuer defendants and related individual defendants will be released from the litigation without any liability other than certain expenses incurred to date in connection with the litigation, the issuer defendants’ insurers will guarantee $1.0 billion in recoveries by plaintiff class members, the issuer defendants will assign certain claims against the underwriter defendants to the plaintiff class members, and the issuer defendants will have the opportunity to recover certain litigation-related expenses if the plaintiffs recover more than $5.0 billion from the underwriter defendants. Our board of directors approved the proposed settlement in August 2003. On June 25, 2004, the plaintiffs filed a motion for preliminary approval of the settlement with the court, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. Management does not anticipate that we will be required to pay any amounts under this settlement.

     In February 2003, we entered into an agreement with Regent Pacific Management Corporation pursuant to which Regent Pacific would provide management services. The agreement was for a term of 26 weeks, with an option to renegotiate certain terms of the agreement after 13 weeks, and was terminable by either party under certain circumstances. Under the agreement, we paid certain cash fees to Regent Pacific. In addition, Regent Pacific was to receive stock options to purchase up to 4,000,000 shares of Loudeye common stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. In March 2003, Regent Pacific resigned from the engagement. In July 2003, Regent Pacific filed suit against us in the Superior Court of California in San Francisco County for breach of the agreement. In this complaint, Regent Pacific is seeking unspecified damages and specific performance of the alleged obligation to grant the stock options due to them under the contract. We answered the complaint in September 2003 denying all allegations and asserting counterclaims. In March 2004, the court granted our motion to transfer the case to the United States District Court for the Western District of Washington. We intend to defend vigorously this action and to pursue vigorously our counterclaims. We do not consider the likelihood of loss is to be probable and the amount of loss, if any, is not estimable at this time

     In April 2003, the landlord of our former facility at 414 Olive Way, Seattle, Washington filed suit against us in the Superior Court of Washington, King County, for breach of our lease and seeking damages of $2.0 million. In January 2004, the court entered a judgment in favor of the landlord for rents due through January 2004 of $438,000, which we had accrued in a prior period and paid in the first quarter 2004. The Court reserved the other issues in the suit, including mitigation, interest and attorney’s fees, for trial. The Company appealed the judgment which is now in the process of being vacated by stipulation. As part of the stipulation, the trial date has been extended to Spring 2005. Management believes that meritorious defenses to some portions of the claims made in the suit exist. We continue to vigorously defend this suit while exploring opportunities to reach a settlement with the plaintiff. As of December 31, 2003 and June 30, 2004, we have recorded in accrued special charges an estimate of the additional amounts we may ultimately be required to pay with respect to this matter.

     We are involved from time to time in various other claims and lawsuits incidental to the ordinary course of our operations, including contract and lease disputes and complaints alleging employment discrimination. We believe that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon our business or financial condition, cash flows, or results of operations.

Factors That May Affect Our Business, Future Operating Results and Financial Condition

     Risks of Our Business

     We have a history of losses on a quarterly and annual basis and we may experience greater losses from operations than we currently anticipate.

     As of June 30, 2004, we had an accumulated deficit of $198.3 million. We have incurred net losses from inception, and we expect to continue to incur net losses in future periods. If our revenues grow slower than anticipated, we may not achieve a pro forma net profit by the middle of 2005 as previously forecasted and we may continue to suffer substantial losses. We will need to generate significant additional revenues to be profitable in the future and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

     Our quarterly and annual financial results will continue to fluctuate making it difficult to forecast our operating results.

     Our quarterly and annual operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are beyond our control, including:

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

     Our limited operating history, unproven business model and significant acquisitions and dispositions of businesses further contribute to the difficulty of making meaningful quarterly comparisons and forecasts. Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of expected future revenues. These expenditure levels are, to a large extent, fixed in the short term and our sales cycle can be lengthy. Thus, we may not be able to adjust spending or generate new revenue sources in a timely manner to compensate for any shortfall in revenues, and any significant shortfall in revenues relative to planned expenditures could have an immediate adverse effect on our business and results of operations. If our operating results fall below the expectations of securities analysts and investors in some future periods, our stock price could decline significantly.

     We have restructured our business and if we are unsuccessful in executing on our revised business strategy, our business, results of operations and financial condition could be seriously harmed.

     We have recently shifted our business plan to offering full-service business-to-business digital media solutions, referred to as Tier 3 services, which we have only recently begun to deliver. You should consider our prospects in executing on our revised business strategy in light of the risk, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market segments we serve. As a result of such risks, expenses and difficulties, we may not be successful in:

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

     We might not be successful in implementing our business strategy in a cost-effective manner, if at all, and the implementation may require significant additional expenditures on our part. The capital requirements of our business strategy combined with the expectation that we will incur net losses in future periods could have a serious adverse impact on our business, results of operations and financial position. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or make investments to maintain our competitive position. If we lack necessary capital, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. Our inability to execute on our strategy could result in increased expenses and decreased revenues, either or both of which could seriously harm our business, results of operations and financial condition.

     We may have to pay up to £19.6 million in additional consideration in connection with our acquisition of OD2, which can be paid with shares of our common stock only with approval of our stockholders. The number of shares we would issue in lieu of cash will vary based on the market value of our stock.

     We have agreed to pay to the former shareholders of OD2 an additional £9.6 million (approximately $17.5 million based on exchange rates as of June 22, 2004) in deferred payments, and up to £10.0 million (approximately $18.3 million based on exchange rates as of June 22, 2004) in contingent payments. All future payments described above are payable in cash or, at our election, in shares of our common stock, the number of which will be determined based on our volume weighted average share price for a specified period prior to issuance. In accordance with the rules of the Nasdaq Stock Market, approval of our stockholders (excluding shares issued in connection with the OD2 transaction) will be required prior to any election by us to satisfy these payments in shares. If our stockholders do not approve such issuances, we will be required to satisfy such amounts in cash, which would likely cause a significant strain on our cash resources, we may need to obtain additional equity or debt financing and we may have difficulty pursuing our business objectives.

     In addition, the number of shares we must issue should we elect to pay these amounts in shares will vary based upon the volume weighted average share price for a specified period prior to issuance. Because the pricing formula averages historical prices of our stock over periods of from one to six months, the formula could result in an effective value for the shares that differs from the market value at the time of issuance. In the event of a decline in our stock price, or in the event the pricing formula results in a price substantially below market price at the time of payment, our board of directors may decide to pay certain amounts in cash rather than subject our stockholders to the dilution of lower-valued stock payments. Such a decision could also cause a significant strain on our cash resources, and we may have difficulty pursuing our business objectives.

     We are subject to exchange rate risk in connection with up to £19.6 million in deferred and contingent payments payable to former OD2 shareholder, and in connection with our international operations.

     We are obligated to pay an additional £9.6 million (approximately $17.5 million based on exchange rates as of June 22, 2004) through November 30, 2005, to OD2’s shareholders, plus additional contingent consideration of up to £10.0 million (approximately $18.3 million based on exchange rates as of June 22, 2004) if OD2 achieves certain financial performance targets during the period through November 30, 2006. The payments are to be made in British pounds, and accordingly, we are exposed to risks with changes in the prevailing exchange rate. We may hedge this risk. If we do not hedge against exchange rate risk, any decrease in the value of the U.S. dollar against the British pound will cause a proportional increase in the amount of the future consideration we must pay to the former OD2 shareholders. To the extent we are required to or elect to pay these amounts in cash, the obligations could put significant strains on our cash resources. To the extent we elect to pay these amounts in shares, we could be forced to issue additional shares due to a decline in the U.S. dollar, which would cause further dilution to our stockholders.

     In addition, the results of operations of OD2 are exposed to foreign exchange rate fluctuations as the financial results of this subsidiary are translated from the local currency to U.S. dollars upon consolidation. Because of the significance of the operations of OD2 to our consolidated operations, as exchange rates vary, net sales and other operating results, when translated, may differ materially from our prior performance and our expectations. In addition, because of the significance of our overseas operations, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our products and further negatively impact the results of our operations in a material and adverse manner. As a result of these market risks, the price of our stock could decline significantly and rapidly.

     We may engage in hedging activities. As foreign currency exchange rates vary, the fluctuations in revenues and expenses may materially impact the financial statements upon consolidation. A weaker US dollar would result in an increase to revenues and expenses upon consolidation, and a stronger US dollar would result in a decrease to revenues and expenses upon consolidation.

     We must integrate our recent acquisitions of On Demand Distribution Limited And Overpeer, Inc. and we may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating these and future acquisitions may have a material adverse effect on our operating results.

     We have completed a number of acquisitions during the past three fiscal years, and we expect to continue to pursue strategic acquisitions in the future. In March 2004, we completed the acquisition of Overpeer, Inc. and in June 2004 we completed the acquisition of On Demand Distribution Limited (OD2).

     Integrating the Overpeer and OD2 acquisitions and completing any potential future acquisitions could cause significant diversions of management time and resources. Our business, financial condition and results of operations could be materially adversely affected if we are unable to integrate the operations of the acquired companies or joint ventures. Our ability to integrate the operations of the acquired companies will depend, in part, on our ability to overcome or address:

     •      The difficulties of assimilating the operations and personnel of the acquired companies and the potential disruption of our ongoing business;

     •      Operational difficulties, including the need to attract and retain qualified personnel and the need to attract customers and advertisers;

     •      The difficulties of maintaining uniform standards, controls, procedures and policies;

     •      The need to incorporate successfully the acquired or shared technology or content and rights into our products and services; and

     •      The potential impairment of relationships with employees and customers as a result of any integration of new management personnel or reduction of personnel.

     In addition, completing acquisitions could require use of a significant amount of our available cash. Furthermore, financing for future acquisitions may not be available on favorable terms, if at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations. Future acquisitions may not be well-received by the investment community, which may cause our stock price to fall. We cannot ensure that we will be able to identify or complete any acquisition in the future.

     If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to at least annual testing for impairment. For example, we recorded in our first quarter of fiscal 2003 impairments of $5.3 million, $685,000 and $601,000 to goodwill, intangible assets, and property and equipment related to our enterprise communication services and media restoration services business. A significant portion of those impairments related to assets acquired in our acquisition of TT Holding Corp. in November 2002. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be diluted significantly. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. The anticipated benefits of any acquisition may not be realized. If any of the negative events occur, our operations and financial position could be materially adversely affected.

     We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

     As of June 30, 2004, we had approximately $32.5 million in cash and cash equivalents, marketable securities, and restricted investments. If our existing cash reserves prove insufficient to fund operating and other expenses, we may find it necessary to secure additional financing, sell assets or reduce expenditures. In the event additional financing is required, we may not be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

     Our success is dependent on the performance and retention of our executive officers and key employees. In particular, we must recruit and retain personnel in our accounting function.

     Our business and operations are substantially dependent on the performance of our executive officers and key employees who have worked together for only a relatively short period of time. In addition, we must recruit for positions in our accounting function in light of recent significant turnover in that department. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

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

     A limited number of customers have accounted for a majority of our revenues and may continue to do so for the foreseeable future. During the first six months of 2004, one customer accounted for 10% of our revenues. During 2003, one customer accounted for approximately 11% of our revenues and another customer accounted for 5% of our revenues. We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to complete or deliver a project on a timely basis during a given quarter is likely to significantly reduce revenues. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing and broadening our customer base, our business could be harmed.

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

     We have received notice of material weaknesses in our internal control over financial reporting from our independent accountants. As a result, we may be unable to obtain the attestation of the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

     Our audit committee was advised by PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm for the period from June 6, 2002 through the date of this quarterly report on Form 10-Q, that during their review of our unaudited interim financial statements for the quarter ended June 30, 2004 they had identified material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting. These matters are:

•	Insufficiently skilled personnel compounded by a lack of human resources and expected near-term significant turnover with the Company’s accounting and financial function. Also, the Company must improve controls surrounding adequate monitoring and oversight of the work performed by accounting and financial reporting personnel.

•	Insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.

These material weaknesses result in deficiencies in the processes, procedures and competencies within our accounting and financial reporting function and contributed to post-closing adjustments and delays in the completion and filing of our June 30, 2004 Form 10-Q.

     We are in the process of restructuring our accounting and reporting function and recruiting appropriate personnel. If we are unable to hire appropriate personnel in a timely manner, we may not be able to expeditiously remediate these material weaknesses.

     The independent registered public accounting firm auditing our financial statements must attest to and report on management’s assessment of the design and operational effectiveness of our internal control over financial reporting as of December 31, 2004, the end of our current fiscal year. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management’s assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common stock in the financial markets.

     Our operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates and changes in regulations that govern international transactions.

     We sell our products worldwide. As a result of our acquisition of OD2, we have substantial operations in the United Kingdom, France, Germany and Italy. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

     •      Changes in tariff regulations;

     •      Political instability, war, terrorism and other political risks;

     •      Foreign currency exchange rate fluctuations;

     •      Establishing and maintaining relationships with local distributors and dealers;

     •      Lengthy shipping times and accounts receivable payment cycles;

     •      Import and export licensing requirements;

     •      Compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

     •      Greater difficulty in safeguarding intellectual property than in the U.S.; and

     •      Difficulty in staffing and managing geographically diverse operations.

These and other risks may preclude or curtail international sales or increase the relative price of our products compared to those of local competitors in other countries, reducing the demand for our products.

     Our business and operations may be especially subject to the risks of earthquakes and other natural catastrophes.

     Our U.S. computer and communications infrastructure is located at a single leased facility in Seattle, Washington, an area that is at heightened risk of earthquake and volcanic events. We do not have fully redundant systems, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

Risks Related to Our Industry

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

     Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, European countries, and other countries, and in states, provinces and local jurisdictions, with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

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

     The Child Online Privacy Protection Act imposes liability on persons collecting personal information from children under the age of 13. The Child Online Protection Act imposes civil and criminal penalties on persons distributing material harmful to minors over the Internet to persons under the age of 17. The manner in which these Acts may be interpreted and enforced cannot be fully determined. For example, while the Supreme Court recently upheld an injunction of the enforcement of the Child Online Protection Act because it likely violates the First Amendment of the US Constitution, it is possible that the courts will ultimately find the act enforceable. If the Child Online Protection Act is ultimately found to be unenforceable it is possible that Congress would enact new legislation aimed at preventing the distribution of materials that might be harmful to minors. If it is determined that we fail to conform to any such law we could face fines or civil penalties.

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

     Risks Related to Our Common Stock

     Our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

     We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Raising funds through the issuance of equity securities will dilute the ownership of our existing stockholders. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market price of our common stock. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

     Some provisions of our amended and restated certificate of incorporation and amended bylaws and of Delaware law may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

     Some of the provisions of our amended and restated certificate of incorporation and amended bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price.

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

     In addition, our amended and restated certificate of incorporation authorizes the board of directors to issue up to 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock are currently outstanding and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

     Our amended bylaws contain provisions that require stockholders to act only at a duly-called meeting and make it difficult for any person other than management to introduce business at a duly-called meeting by requiring such other person to follow certain notice procedures.

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

     Market fluctuations and volatility could cause the trading price of our common stock to decline and limit our ability to raise capital.

     Our common stock trades on the Nasdaq SmallCap Market. Our common stock has experienced extreme price and volume fluctuations to date. In the future, the market price and trading volume of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

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

     In the past, securities class action litigation has been brought against companies that experienced volatility in the trading price of their securities. Market fluctuations in the price of our common stock could also adversely affect our ability to sell equity securities at a price we deem appropriate.

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

     As of August 12, 2004, we had on file with the SEC effective registration statements for a total of approximately 30 million shares for resale by selling stockholders, representing approximately 37% of our common stock then outstanding. The selling stockholders under effective registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume.

     In addition, we have agreed to file a registration statement covering the resale of up to 13,950,000 shares issued or issuable by us in our acquisition of OD2 by the later of (i) August 6, 2004, (ii) 15 calendar days following the date we acquire all remaining OD2 shares, or (iii) 10 business days following receipt of certain OD2 financial statements required to be filed by us with the SEC on Form 8-K. We are also obligated to register any additional shares we issue to satisfy up to £19.6 million (approximately $35.8 million based on exchange rates as of June 22, 2004) of deferred and contingent payment obligations.

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

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial results could be affected by factors such as changes in interest rates, changes in foreign exchange rates and fluctuations in the stock market. As a substantial percentage of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We presently do not use derivative instruments to hedge our risks.

     We are obligated to pay £9.6 million (approximately $17.5 million based on exchange rates as of June 22, 2004) through November 30, 2005, to OD2’s shareholders. We are also obligated to pay additional contingent consideration of up to £10.0 million (approximately $18.3 million based on exchange rates as of June 22, 2004) if OD2 achieves certain financial performance targets during the period through November 30, 2006. The payments are to be made in British pounds, and accordingly, we are exposed to risks with changes in the prevailing exchange rate. We may hedge this risk. If we do not hedge against exchange rate risk, any decrease in the value of the U.S. dollar against the British pound will cause a proportional increase in the amount of the future consideration we must pay to the former OD2 shareholders.

     In addition, the results of operations of OD2 are exposed to foreign exchange rate fluctuations as the financial results of this subsidiary are translated from the local currency to U.S. dollars upon consolidation. Because of the significance of the operations of OD2 to our consolidated operations, as exchange rates vary, net sales and other operating results, when translated, may differ materially from our prior performance and our expectations. In addition, because of the significance of our overseas operations, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our products and further negatively impact the results of our operations in a material and adverse manner. As a result of these market risks, the price of our stock could decline significantly and rapidly.

     We currently do not engage in any hedging activities. As foreign currency exchange rates vary, the fluctuations in revenues and expenses may materially impact the financial statements upon consolidation. A weaker US dollar would result in an increase to revenues and expenses upon consolidation, and a stronger US dollar would result in a decrease to revenues and expenses upon consolidation.

     Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our cash and investment balances of $32.5 million at June 30, 2004, a one percent change in interest rates would cause a change in interest income of $325,000 per year. Due to the investment grade level of our investments, we anticipate no material market risk exposure. In addition, interest on our term loan is based on the prime rate. Based on the $2.8 million balance outstanding at June 30, 2004, a one percent increase in the prime rate would increase our interest expense by $28,000 per year.

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

Item 4 CONTROLS AND PROCEDURES

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

     Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, if we are able to successfully address the material weaknesses in our internal accounting controls as discussed below, our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

     Our audit committee was advised by PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm for the period from June 6, 2002 through August 31, 2004, that during their performance of review procedures related to Loudeye’s unaudited interim financial statements for the quarter ended June 30, 2004 PwC identified two material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting as follows:

•	Insufficiently skilled personnel compounded by a lack of human resources and expected near-term significant turnover within our accounting and financial reporting function. Also, we must improve controls surrounding adequate monitoring and oversight of the work performed by accounting and financial reporting personnel.

•	Insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.

These material weaknesses result in deficiencies in the processes, procedures and competencies within our accounting and financial reporting function and contributed to post-closing adjustments and delays in the completion and filing of our June 30, 2004 Form 10-Q.

     We have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. Actions to address the material weaknesses described above that we will undertake, or have undertaken, include the following among others:

•	We periodically review staffing of our accounting and financial reporting functions to ensure appropriate staffing and supervision of those functions. In March 2004 we hired a new chief financial officer. In May 2004, based on an evaluation of our existing accounting resources, management developed a plan to restructure the accounting and financial reporting function. This plan includes both the addition of new resources and the replacement of certain existing resources. At that time, we began recruiting efforts for various positions within our accounting department. In July 2004, and after details of the restructuring plan became known to members of our accounting staff, four individuals in our accounting department announced their intention to leave. Three of these individuals have agreed to remain with Loudeye in their current capacity through September 30, 2004, and we may negotiate longer periods with one or more of these individuals. We are continuing the recruitment process to hire appropriate replacements.

•	During the third quarter of 2004, we will continue our internal control review process to remediate the internal control material weaknesses identified above by PwC. In May 2004 we engaged an outside consulting firm to advise us on internal control matters and will utilize these advisors to assist in our process of remediation.

     Other than regarding the material weaknesses discussed above, there have been no changes in our internal control over financial reporting during the period covered by this report that significantly affect our control environment.

     In addition to the matters discussed above, the independent registered public accounting firm responsible for the audit of Loudeye’s financial statements as of and for the year ending December 31, 2004 must attest to and issue a report on management’s assessment of the design and operational effectiveness of our internal control over financial reporting. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management’s assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common stock in the financial markets.

     Limitations of Disclosure Controls and Procedures.

     Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The discussion below includes information that is not based on accounting principals generally accepted in the United States, or GAAP. To supplement our consolidated financial statements and information below that is presented on a GAAP basis, we have included this non-GAAP “pro forma” information, including the table below indicating the allocation of the purchase price we will have paid for OD2 including minority interest and all shares and cash consideration held or to be held in escrow. Reconciliations of the non-GAAP information contained in this table are included below. We believe these pro forma presentations enhance overall understanding of our expenses in acquiring OD2, in particular with respect to minority interest and the approximately 2.1 million escrow shares that we have issued and the approximately $2.6 million of additional escrow consideration that we are required to pay, which are not reflected from an accounting perspective, and is used by management for that purpose. Although management believes the above non-GAAP information enhances a reader’s understanding of the OD2 acquisition, this non-GAAP information does not reflect GAAP accounting for the acquisition as of June 30, 2004. Accordingly, readers should consider this pro forma information together with the GAAP information above, rather than as an alternative to GAAP basis financial measures.

     In June 2004, we commenced a tender offer to acquire 100% of the outstanding shares of OD2, a privately held digital music provider based in Europe. We acquired 93% of the shares of OD2 upon commencement of the tender offer. As of August 17, 2004, we had acquired the remaining 7% of OD2’s shares on the same terms from the remaining shareholders of OD2.

     The consideration for the transaction consisted of the following elements:

•	From a financial accounting perspective, we issued 9,065,919 shares of our common stock on June 22, 2004, to existing OD2 shareholders and option holders, which amount includes shares issuable upon exercise of OD2 options to be assumed by Loudeye. On a pro forma basis, we issued 11,138,288 shares of our common stock on June 22, 2004, which includes 2,072,369 shares held in escrow described further below.

•	We expect to issue up to 2,811,712 additional shares of our common stock, representing minority interest and shares to be issued to OD2 Shareholders, also had accepted the tender offer as of June 30, 2004, but to whom shares of common stock had not yet been issued. On a pro forma basis, we are required to issue these shares as a result of all OD2 shareholders having tendered their shares as of August 17, 2004.

•	Certain of OD2’s principal shareholders agreed to have an aggregate of 15% of the total consideration payable in the transaction held in escrow by us for 18 months to satisfy claims we may have with respect to breaches of representations, warranties and covenants, indemnification claims and working capital adjustments. As of June 22, 2004, we had issued and placed in escrow 2,072,369 shares of our common stock to 17 former OD2 shareholders who had tendered their shares of OD2 stock as of that date. We are obligated to issue and place into escrow an additional 20,131 shares of our common stock to one individual upon his tendering his outstanding shares of OD2 stock.

•	We will pay approximately $2.8 million in cash to retire certain liabilities.

•	We are obligated to pay an additional £7.8 million (approximately $13.5 million based on exchange rates as of June 22, 2004), through November 30, 2005. The table below compares additional cash consideration to be paid to OD2 shareholders as reflected in our financial statements to the amount management believes we will be required to pay, which includes minority interest and the 15% additional consideration to be paid into escrow.

Amounts reflected in financial
statements, which excludes
minority interest and amounts
to be held in escrow
	(approximate, amounts in	Full consideration payable
Payment Date	millions)	(approximate, amounts in millions)
November 20, 2004	£1.0, or $1.7	£1.2, or $2.2
January 31, 2005	£3.8, or $6.7	£4.7, or $8.6
May 31, 2005	£1.0, or $1.7	£1.2, or $2.2
November 30, 2005	£2.0, or $3.4	£2.5, or $4.5

Total	£7.8, or $13.5	£9.6, or $17.5

•	15% of the total additional consideration that we are required to pay to the OD2 shareholders through November 30, 2005, or approximately $2.6 million (excluding minority interest), will be placed into escrow along with the escrow shares.

•	We are obligated to pay an additional contingent consideration of up to £10.0 million (approximately $18.0 million based on exchange rates as of June 30, 2004) without adjustment for minority interest or 15% holdback in escrow, if OD2 achieves certain financial performance targets during the period through November 30, 2006.

     From a financial accounting perspective, the escrow shares and the 15%, or approximately $2.6 million, of additional consideration are not recorded as liabilities and the value of the shares held in escrow and the 15% additional consideration was not included in determining the cost of acquiring OD2 as of June 30, 2004, since the resolution of the escrow shares and 15% additional consideration is still pending. We will reflect the escrow shares as outstanding and the liability relating to the 15% additional consideration as accrued and record the value of both as additional costs of acquiring OD2 upon the earlier of the expiration of the 18 month escrow period or when management believes beyond a reasonable doubt that we will not state a claim pursuant to the terms of the escrow.

     The maximum number of shares to be issued of approximately 13,950,000 constituted approximately 19.9% of Loudeye’s outstanding shares of common stock at the commencement of the tender offer. Certain OD2 employee option holders may elect to exercise their options and accept the offer, in which case they will receive the same consideration as other OD2 shareholders. Alternatively, Loudeye will assume the unexercised OD2 options, which will then become exercisable for Loudeye common stock based on a predetermined exchange rate.

     Based on management’s internal analysis, excluding the impact of minority interest and the escrow shares and 15% additional consideration discussed above, we have preliminarily recorded $33.7 million of net assets in connection with the transaction consisting of upfront stock consideration, including the assumption of OD2 options, deferred consideration, cash obligations to retire certain liabilities, and our transaction related expenses. As of June 22, 2004, the initial purchase price can be summarized as follows (amounts in thousands):

Transaction related expenses	$1,527
Cash paid at closing	900
Cash due on certain liabilities assumed	1,878
Accrued acquisition consideration	13,654
Common stock payable related to acquisition	2,596
Common stock issued in connection with acquisition	13,146

$33,701

     The accrued acquisition consideration recorded in our financial statements as of June 30, 2004, has been adjusted for the foreign currency exchange rate at June 30, 2004 and therefore accrued acquisition consideration in the table above is $183,000 greater than as reflected on our balance sheet as of June 30, 2004.

In addition to the $33.5 million purchase price recorded at June 30, 2004, if

     •     we had acquired 100% of the OD2 stock at the date of purchase, resulting in no minority interest,

     •     the 2,072,369 shares of common stock held in escrow by us were treated as outstanding,

     •     the 15% of additional escrow consideration to be paid by us were treated as a liability, and

     •     net liabilities assumed of $2.8 million were reflected as an additional component of consideration,

then the acquisition price would have been approximately $44.9 million as a result of the inclusion of the fair value of the minority interest and the shares and additional consideration paid into escrow and the initial purchase consideration would be summarized as follows (amounts in thousands):

Assumption of certain liabilities	$2,776
Net liabilities assumed	2,868
Upfront stock consideration	17,193
Stock consideration placed in escrow	3,034
Accrued acquisition consideration	14,899
Accrued acquisition consideration in escrow	2,629
Transaction related expenses	1,527

$44,926

     Certain OD2 employee option holders may make an election whether to exercise their options and accept the offer, in which case they will receive the same consideration as other OD2 shareholders, or to exchange their options for similar options issued by us.

     Under the terms of the offer, future cash consideration is payable in British pounds, and accordingly the corresponding U.S. dollar amounts set forth above may vary with fluctuations in the prevailing exchange rate. All future payments are payable in cash or, at our election and if approved by stockholders representing a majority of our outstanding shares (excluding shares issued in connection with the transaction to the extent such shares are required to be excluded by the rules of the Nasdaq Stock Market), in shares of our common stock, the number of which will be determined based on our volume weighted average share price for a specified period prior to issuance. OD2 shareholders may also elect to receive promissory notes in lieu of any cash payments that we may be required to make. We have also agreed to reserve 2 million shares for stock option grants under our 2000 Stock Option Plan to employees of OD2 for future services.

     We have agreed to file a registration statement covering the resale of the initial shares issued by us by the later of (i) August 6, 2004, (ii) 15 calendar days following the date it acquires all remaining OD2 shares, or (iii) 10 business days following receipt of certain OD2 financial statements required to be filed by Loudeye on Form 8-K. The registration statement has not yet been filed.

     In accordance with the rules of the Nasdaq Stock Market, approval of our stockholders (excluding shares issued in connection with the OD2 transaction) will be required prior to any election by us to satisfy the additional £9.6 million deferred payments, or up to £10.0 million in contingent payments, using shares of our common stock.

     The securities issued in the acquisition were offered and sold to OD2’s former shareholders without registration under the Securities Act of 1933 in reliance upon the exemption provided by Regulation S and Section 4(2) of the Securities Act. Such securities may not be offered or sold in the United States in the absence of an effective registration statement or an exemption from the registration requirements under the Securities Act. We have agreed to file a registration statement covering the resale of the initial shares issued by it by the later of (i) August 6, 2004, (ii) 15 calendar days following the date it acquires all remaining OD2 shares, or (iii) 10 business days following receipt of certain OD2 financial statements required to be filed by Loudeye on Form 8-K. The registration statement has not yet been filed.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

2.1(1)	Recommended Offer by Loudeye Corp. for On Demand Distribution Limited dated June 22, 2004 (including form of Registration Rights Agreement).

2.2(1)	Deed Poll of Warranty and Indemnity dated June 22, 2004

10.1	Employment agreement dated May 10, 2004 between Lee Kirby and Loudeye Corp., filed herewith.

31.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Lawrence J. Madden, Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Lawrence J. Madden, Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on June 22, 2004.

(b)	Reports on Form 8-K

On April 29, 2004, we furnished a Report on Form 8-K containing disclosure for Item 12.

On May 28, 2004, we furnished a Report on Form 8-K containing disclosure in Item 9.

On June 22, 2004, we filed a Report on Form 8-K containing disclosure in Items 2 and 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, August 31, 2004.

LOUDEYE CORP.

BY:	/s/ Jeffrey M. Cavins

Jeffrey M. Cavins
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Lawrence J. Madden

Lawrence J. Madden
Executive Vice President and Chief Financial officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Recommended Offer by Loudeye Corp. for On Demand Distribution Limited dated June 22, 2004 (including form of Registration Rights Agreement).

2.2(1)	Deed Poll of Warranty and Indemnity dated June 22, 2004

10.1	Employment agreement dated May 10, 2004 between Lee Kirby and Loudeye Corp., filed herewith.

31.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Lawrence J. Madden, Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Lawrence J. Madden, Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on June 22, 2004.