Form 10-Q/A
period 2004-06-30
LOUDEYE CORP
filed 2004-10-07
CIK 1064648

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

     Yes ☑              No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	81,774,334

(Class)	(Outstanding at October 1, 2004)

Loudeye Corp.

Form 10-Q Quarterly Report
For the Quarter Ended June 30, 2004

EXPLANATORY NOTE

     This Amendment No. 1 to the Loudeye’s quarterly report on Form 10-Q for the period ended June 30, 2004, is being filed as an amendment to Loudeye’s quarterly report on Form 10-Q for the period ended June 30, 2004, as initially filed with the Securities and Exchange Commission on August 31, 2004 (the “Original Report”), solely to reflect the following amendment:

•	In Note 9 to the financial statements on page 19 and in the legal proceedings section of management’s discussion and analysis of financial condition and results of operations on page 33, we have updated disclosure to include a description of a patent infringement complaint filed against us and our subsidiary, Overpeer Inc., among others.

•	In Part I, Item 4, we have revised the disclosure to provide greater detail regarding the nature of the material weaknesses previously disclosed in the Original Report, to revise our conclusion regarding the effectiveness of our internal controls over financial reporting and to expand the discussion of the remediation efforts we are undertaking.

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

LOUDEYE CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Stock, Additional
	Paid-in Capital and Warrants		Deferred		Accumulated Other
			Stock-based		Comprehensive	Total Stockholders'
	Shares	Amount	Compensation	Accumulated Deficit	Income (Loss)(1)	Equity
BALANCES, December 31, 2003	56,974	$210,134	$(214)	$(192,887)	$—	$17,033
Stock option exercises	427	195	—	—	—	195
Shares issued in private placement	10,811	18,839	—	—	—	18,839
Shares issued for acquisitions	10,818	17,146	—	—	—	17,146
Deferred stock compensation	—	—	307	—	—	307
Amortization of deferred stock compensation, net of cancellations	—	233	(332)	—	—	(99)
Stock-based compensation	—	(3)	—	—	—	(3)
Issuance of common stock warrant	—	25	—	—	—	25
Unrealized loss on marketable securities	—	—	—	—	(84)	(84)
Foreign currency translation adjustment	—	—	—	—	(201)	(201)
Net loss	—	—	—	(5,428)	—	(5,428)

Comprehensive loss	—	—	—	—	—	(5,713)

BALANCES, June 30, 2004	79,030	$246,569	$(239)	$(198,315)	$(285)	$47,730

(1)	For the three months ended June 30, 2004, other comprehensive income (loss) totaled $(2,932). There was an unrealized gain on marketable securities of $40 in the first quarter 2004 and an unrealized loss on marketable securities of $(124) in the second quarter 2004. For the three and six month periods ended June 30, 2003, other than net loss there were no items that impacted other comprehensive income (loss).

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

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,607)	$(2,062)	$(5,428)	$(15,120)
Add: stock-based employee compensation expense under APB 25 included in reported net loss	62	44	203	87
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(852)	(226)	(1,320)	(15)

Pro forma net loss	$(3,397)	$(2,244)	$(6,545)	(15,048)

Net loss per share:
Basic and diluted — as reported	$(0.04)	$(0.04)	$(0.08)	$(0.33)
Basic and diluted — pro-forma	$(0.05)	$(0.05)	$(0.10)	$(0.33)

     To determine compensation expense under FAS 123, the Company used the following assumptions:

	2004	2003
• Risk-free interest rates	2.33 – 5.71%	2.68 - 5.71%
• Expected lives	3 years	5 years
• Expected dividend yields	0%	0%
• Expected volatility	115%	136%

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

•	Loudeye will pay approximately $2.8 million in cash to retire certain liabilities.

•	Loudeye is obligated to pay an additional £7.8 million (approximately $13.5 million based on exchange rates as of June 3022, 2004), excluding minority interest and the 15% additional consideration to be held in escrow (as discussed below), through November 30, 2005, to OD2’s shareholders, as follows:

•	On November 30, 2004, approximately £1.0 million or $1.7 million;

•	On January 31, 2005, approximately £3.8 million or $6.7 million;

•	On May 31, 2005, approximately £1.0 million or $1.7 million; and

•	On November 30, 2005, approximately £2.0 million or $3.4 million.

•	15% of the total additional consideration that Loudeye is required to pay to the OD2 shareholders through November 30, 2005, or approximately $2.6 million (excluding minority interest), will be placed into escrow along with the escrow shares.

•	Loudeye is obligated to pay an additional contingent consideration of up to £10.0 million (approximately $18.0 million based on exchange rates as of June 30, 2004) without adjustment for minority interest or 15% holdback in escrow if OD2 achieves certain financial performance targets during the period through November 30, 2006.

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

     The following table summarizes as of June 22, 2004, the preliminary estimated fair values of the assets acquired and liabilities assumed, along with the preliminary estimated useful lives of property and equipment and intangible assets, based upon management’s internal analysis, which have been recorded in the Company’s digital media services segment (in thousands):

	Purchase Price Allocation	Useful life
Current assets	$2,700
Property and equipment	629	1 - 3 years
Goodwill	33,598
Acquired technology	2,970	3 years
Current liabilities	(6,196)

Total purchase price allocation	$33,701

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

     On September 10, 2004, the Company was served in a patent infringement lawsuit brought by Altnet, Inc, and others against the Company, its Overpeer subsidiary, the Recording Industry Association of America and others. The complaint, filed in federal district court in Los Angeles, California, relates to two patents relating file identifiers for use in identifying and sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy solutions offered by the Company’s Overpeer subsidiary infringe the patents in question. The Company engaged counsel to represent it in this matter on September 28, 2004, and has received an extension for filing a responsive pleading to the complaint through November 1, 2004. The Company has indicated it intends to defend itself vigorously against the allegations contained in the complaint.

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

10. SUBSEQUENT EVENTS

     On August 24, 2004, the Company received a notice from the Nasdaq Listing Qualifications staff indicating that the Company has failed to timely file its quarterly report on Form 10-Q for the period ended June 30, 2004, as required by Nasdaq Marketplace Rule 4310(c)(14). This delisting notification is standard procedure when a Nasdaq listed company fails to complete a required filing in a timely manner. On August 30, 2004, to ensure it remains listed until it can file this Quarterly Report and regain compliance with all applicable listing standards, Loudeye filed an appeal of the delisting notification to the Listings Qualifications Panel. The filing of this appeal will prevent the delisting of Loudeye’s securities until Loudeye regains compliance with all applicable listing standards through the filing of its Quarterly Report or, should that not occur, pending the Panel’s decision.

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

Acquisition of OD2

     In June 2004, we acquired On Demand Distribution Limited (OD2), one of the largest digital music providers in Europe, creating what we believe is the world’s largest business-to-business focused digital media company, providing outsourced digital media solutions to many of the world’s digital media businesses. The combined company now serves more than 200 customers in 15 countries, adding European customers such as Coca Cola (UK), MSN (Pan-Europe), MTV (Pan-Europe), Virgin Megastores (UK), HMV (UK) and other retailers, Internet portals and Internet service providers, telecommunications companies and commercial radio stations throughout Europe and Australia. This acquisition supports our commitment to providing global services by broadening our reach and capabilities into key geographic regions including Europe, the second largest music market in the world, and Australia. In addition, this acquisition expands our content management and anti-piracy content protection services into Europe and will enable us to leverage OD2’s reach to expand our business into new markets. The unaudited consolidated statement of operations of Loudeye for the period ended June 30, 2004, includes the results of operations of OD2 for the nine days from June 22, 2004, to June 30, 2004. More information on the terms of the acquisition is provided below under “Liquidity and Capital Resources-Acquisition of On Demand Distribution Limited.”

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

     The consideration for the transaction consisted of the following elements:

•	From a financial accountng perspective, we issued 9,065,919 shares of our common stock on June 22, 2004, to existing OD2 shareholders and option holders, which amount includes shares issuable upon exercise of OD2 options to be assumed by Loudeye. On a pro forma basis, we issued 11,138,288 shares of our common stock on June 22, 2004, which includes 2,072,369 shares held in escrow described further below.

•	We expect to issue up to 2,811,712 additional shares of our common stock, representing minority interest and shares to be issued to OD2 shareholders who had accepted the tender offer as of June 30, 2004, but to whom shares of common stock had not yet been issued. On a pro forma basis, we are required to issue all 2,811,712 shares as a result of all OD2 shareholders having tendered their shares as of August 17, 2004.

•	Certain of OD2’s principal shareholders agreed to have an aggregate of 15% of the total consideration payable in the transaction held in escrow by us for 18 months to satisfy claims we may have with respect to breaches of representations, warranties and covenants, indemnification claims and working capital adjustments. As of June 22, 2004, we had issued and placed in escrow 2,072,369 shares of our common stock to 17 former OD2 shareholders who had tendered their shares of OD2 stock as of that date. We are obligated to issue and place into escrow an additional 20,131 shares of our common stock to one individual upon his tendering his outstanding shares of OD2 stock.

•	We will pay approximately $2.8 million in cash to retire certain liabilities.

•	We are obligated to pay an additional £7.8 million (approximately $13.5 million based on exchange rates as of June 22, 2004), through November 30, 2005. The table below compares additional cash consideration to be paid to OD2 shareholders as reflected in our financial statements to the amount management believes we will be required to pay, which includes minority interest and the 15% additional consideration to be paid into escrow.

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

     On September 10, 2004, we were served in a patent infringement lawsuit brought by Altnet, Inc, and others against Loudeye, our Overpeer subsidiary, the Recording Industry Association of America and others. The complaint, filed in federal district court in Los Angeles, California, relates to two patents relating to file identifiers for use in identifying and sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy solutions offered by the Company’s Overpeer subsidiary infringe the patents in question. We engaged counsel to represent us in this matter on September 28, 2004, and have received an extension for filing a responsive pleading to the complaint through November 1, 2004. We intend to defend itself vigorously against the allegations contained in the complaint.

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

     Our quarterly and annual operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are beyond our control, including:

•	Market acceptance of our turn-key application level services;

•	Variability in demand for our digital media services and applications;

•	Market acceptance of digital media and components offered by us and our competitors;

•	Ability of our customers and ourselves to procure necessary intellectual property rights for digital media content;

•	Willingness of our customers to enter into longer-term volume or recurring revenue digital media and applications service agreements and purchase orders in light of the economic and legal uncertainties related to their business models;

•	Government regulations affecting use of the Internet, including regulations concerning intellectual property rights and security measures; or

•	Competition from other companies entering our markets.

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

     We have recently shifted our business plan to offering full-service business-to-business digital media solutions, referred to as Tier 3 services, which we have only recently begun to deliver. You should consider our prospects in executing on our revised business strategy in light of the risk, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market segments we serve. As a result of such risks, expenses and difficulties, we may not be successful in:

•	Establishing and maintaining broad market acceptance of our products and services and converting that acceptance into direct and indirect sources of revenue;

•	Establishing and maintaining our brand name;

•	Successfully developing new products, product features and services on a timely basis and increasing the functionality and features of existing products and services;

•	Successfully responding to our current competition including, competition from emerging technologies and solutions;

•	Developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products and services; and

•	Attracting training and retaining qualified sales, technical and customer support personnel.

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

          Our audit committee was advised by PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm for the period from June 6, 2002 through August 31, 2004, that during their performance of review procedures related to Loudeye’s unaudited interim financial statements for the quarter ended June 30, 2004 PwC identified two “material weaknesses” in our internal controls over financial reporting, as defined in Public Company Accounting Oversight Board, or PCAOB, Standard No. 2. As used by the PCAOB, a material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weaknesses identified by PwC were as follows:

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

          In management’s opinion, the following circumstances, among others, have contributed to the recent acute understaffing of our finance and accounting functions. In May 2004, based on an evaluation of our existing accounting resources, management developed a plan to restructure the accounting and financial reporting function. This plan includes both the addition of new resources and the replacement of certain existing resources. In July 2004, and after details of the restructuring plan became known to members of our accounting staff, the four individuals in our accounting department announced their intention to leave. While three of these individuals have agreed to remain with Loudeye in their current capacity through September 30, 2004, we may need to negotiate longer periods with one or more of these individuals in order to ensure continuity within our accounting department. Furthermore, we must hire replacement and additional personnel to add capacity to our financial and accounting functions. The market for skilled accounting personnel, especially those with prior public company experience, is highly competitive in the Pacific Northwest, in particular where we are headquartered in Seattle, Washington. Market factors such as this have contributed to delays in our hiring replacement personnel and could result in our costs of hiring additional personnel exceeding our current expectations.

          Our need to expand our financial and accounting resources was highlighted by our inability to timely and accurately apply generally accepted accounting principles to our acquisition of OD2 in the second quarter of 2004. In particular, we lacked sufficient human resources to timely and accurately process purchase accounting entries with respect to a significant nonroutine transaction occurring close to the quarter’s end. We were required to record significant adjusting entries to close the books in connection with the second quarter 2004.

          As required by SEC Rule 13a-15(b), management conducted an evaluation with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2004.

          Management has assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. Specific initiatives with respect to our disclosure controls and procedures and actions to address the material weaknesses described above that we will undertake through the end of the fiscal year ended December 31, 2004, include the following among others:

•	Our first priority is to hire additional qualified staff for our finance and accounting departments. We have engaged two outside recruiting firms to assist us in our search for qualified accounting and finance personnel. To date, three individuals (who will include a director-financial planning and analysis, a director-financial reporting and an assistant controller) have accepted offers to join our finance and accounting staff on October 4, 2004. Each of these individuals has at least nine years of financial accounting experience, including experience working with companies subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. To further augment our accounting and finance departments, our goal is to hire three or four additional qualified individuals during the fourth quarter of 2004. We anticipate that the integration process for our newly-hired individuals will continue into the first quarter of 2005. Once our hiring process is completed, our accounting staff will consist of significantly more qualified accounting and finance personnel than was the case during the period that the material weaknesses were identified.

•	While we wait for permanent hires who have accepted job offers with us to commence their employment,

we have engaged temporary staff to ensure we are able to timely and accurately close our books for the quarter ended September 30, 2004 in accordance with generally accepted accounting principles.

•	We continue to review and revise a number of our disclosure and accounting policies and procedures, including internal employee training, to strengthen and establish greater uniformity in their application. We expect to begin to implement revised policies and procedures and training with respect thereto beginning in October 2004, coinciding with the anticipated start date of the additional personnel for our finance and accounting departments that we have hired to date. Our training programs will be focused on our newly hired and continuing finance and accounting personnel, as well as other employees within our organization. These training programs will be designed to emphasize the duties and responsibilities of employees with respect to internal controls over financial reporting and disclosure controls and procedures. Specifically, our training program will include training regarding segregation of duties, contract approval processes and documentation, document retention policies and identification and treatment of public company disclosure matters.

•	In May 2004, we engaged an outside consulting firm to advise us on internal control matters. Together with our outside consultants, we have established a multiple-phase remediation process. These phases include risk assessment and planning, control documentation, control gap remediation, information technology audit, identification of key controls, test plan development and testing and development of a monitoring plan. At present, we have substantially completed the risk assessment and planning and the control documentation phases, and in September 2004, we began designing a plan to improve our staffing, documentation and segregation of duties functions within our finance and accounting departments. Our goal is to complete the remaining phases of the remediation process with our outside consultants by the end of 2004, and we intend to continue testing and monitoring on a going forward basis.

•	During the third and fourth quarter of 2004, we will continue our internal control review process to remediate the internal control material weaknesses identified above by PwC.

          The steps identified above, including the hiring of additional qualified accounting and finance personnel, are designed in part to ensure that our accounting with respect to any significant non-routine transactions is in accordance with generally accepted accounting principles. Management and our audit committee intend to closely monitor the implementation of our remediation plan and are prepared to take additional measures where necessary to ensure that we have the necessary resources in place to account for significant non-routine transactions, which measures may include hiring additional permanent employees, establishing additional training programs and/or engaging outside expert consultants.

          Management estimates that we will incur additional costs in connection with our remediation efforts including recruiting costs, outside advisor fees, incremental personnel costs, interim personnel costs and severance. Management estimates that these costs will amount to approximately $750,000 through the end of the fiscal year ending December 31, 2004, including approximately $125,000 of severance costs.

          Although we have undertaken the foregoing initiatives, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We are taking steps to address the material weaknesses identified by PwC and to refine our internal controls and procedures to meet the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act and the rules adopted thereunder. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as audit committee oversight, and we may make additional changes to our internal controls and procedures. Other than the foregoing initiatives, since the date of management’s evaluation, there have been no material changes in our disclosure controls and procedures, including our internal controls over financial reporting, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal controls over financial reporting.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.
2.1(1)	Recommended Offer by Loudeye Corp. for On Demand Distribution Limited dated June 22, 2004 (including form of Registration Rights Agreement).
2.2(1)	Deed Poll of Warranty and Indemnity dated June 22, 2004
10.1(2)	Employment agreement dated May 10, 2004 between Lee Kirby and Loudeye Corp., filed herewith.
31.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Lawrence J. Madden, Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Lawrence J. Madden, Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on June 22, 2004.

(2)	Incorporated by reference to Loudeye Corp.’s Form 10-Q for the quarter ended June 30, 2004 as filed on August 31, 2004.

     (b) Reports on Form 8-K

          On April 29, 2004, we furnished a Report on Form 8-K containing disclosure for Item 12.

          On May 28, 2004, we furnished a Report on Form 8-K containing disclosure in Item 9.

          On June 22, 2004, we filed a Report on Form 8-K containing disclosure in Items 2 and 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, October 7, 2004.

LOUDEYE CORP.
BY: /s/ Jeffrey M. Cavins
Jeffrey M. Cavins
President and Chief Executive Officer (Principal Executive Officer)

BY: /s/ Lawrence J. Madden
Lawrence J. Madden
Executive Vice President and Chief Financial officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Recommended Offer by Loudeye Corp. for On Demand Distribution Limited dated June 22, 2004 (including form of Registration Rights Agreement).
2.2(1)	Deed Poll of Warranty and Indemnity dated June 22, 2004
10.1(2)	Employment agreement dated May 10, 2004 between Lee Kirby and Loudeye Corp., filed herewith.
31.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Lawrence J. Madden, Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Lawrence J. Madden, Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on June 22, 2004.

(2)	Incorporated by reference to Loudeye Corp.’s Form 10-Q for the quarter ended June 30, 2004 as filed on August 31, 2004.