Form 10-Q
period 2004-09-30
LOUDEYE CORP
filed 2004-11-15
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

     Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	81,913,373

(Class)	(Outstanding at November 10, 2004)

Loudeye Corp.

Form 10-Q Quarterly Report
For the Quarter Ended September 30, 2004

Page
PART I. Financial Information (unaudited)
Item 1 Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statement of Stockholders’ Equity	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3 Quantitative and Qualitative Disclosures About Market Risk	51
Item 4 Controls and Procedures	52
PART II. Other Information
Item 1 Legal Proceedings	54
Item 4 Submission of Matters to a Vote of Security Holders	54
Item 6 Exhibits and Reports on Form 8-K	54
EXHIBIT 2.1
EXHIBIT 3.1
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

LOUDEYE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Cash and cash equivalents	$9,435	$12,480
Marketable securities	15,296	9,460
Accounts receivable, net of allowances of $231 and $235 respectively	6,443	1,781
Prepaids and other	1,293	345
Assets held for sale	—	363

Total current assets	32,467	24,429
Restricted investments	305	316
Property and equipment, net	5,113	1,123
Goodwill	38,101	—
Intangible assets, net	3,886	86
Assets held for sale	—	730
Other assets, net	249	360

Total assets	$80,121	$27,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,842	$1,229
Line of credit	—	1,285
Accrued compensation and benefits	686	378
Other accrued expenses	3,800	1,155
Accrued special charges	871	1,670
Accrued acquisition consideration	11,007	—
Deferred revenue	3,884	485
Current portion of long-term debt	1,249	1,348
Liabilities related to assets held for sale	—	98

Total current liabilities	27,339	7,648
Deferred revenue	1,577	228
Common stock payable related to acquisition	3,208	—
Accrued acquisition consideration, net of current portion	3,812	—
Long-term debt, net of current portion	1,250	2,135

Total liabilities	37,186	10,011
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000 shares authorized, none outstanding	—	—
Common stock, additional paid-in capital and warrants; for common stock $0.001 par value, 150,000 shares authorized; 79,702 shares issued and outstanding in 2004, 56,974 issued and outstanding in 2003	247,384	210,134
Deferred stock compensation	(159)	(214)
Accumulated deficit	(203,646)	(192,887)
Accumulated other comprehensive income (loss)	(644)	—

Total stockholders’ equity	42,935	17,033

Total liabilities and stockholders’ equity	$80,121	$27,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOUDEYE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES	$5,080	$2,811	$10,202	$9,024
COST OF REVENUES(1)	3,480	1,562	6,725	5,788

Gross profit	1,600	1,249	3,477	3,236
OPERATING EXPENSES
Research and development (1)	1,325	399	2,668	1,368
Sales and marketing (1)	1,478	486	2,949	2,867
General and administrative (1)	3,798	1,614	7,990	6,106
Amortization of intangibles and other assets	325	157	591	943
Stock-based compensation (1)	21	723	186	954
Special charges — goodwill impairments	—	—	—	5,307
Special charges — other	350	—	300	3,130

Total operating expenses	7,297	3,379	14,684	20,675
OPERATING LOSS	(5,697)	(2,130)	(11,207)	(17,439)
OTHER INCOME (EXPENSE), net
Interest income	139	75	325	262
Interest expense	(46)	(83)	(176)	(180)
Increase in fair value of common stock warrants	—	(222)	—	(222)
Gain on sale of media restoration business	273	—	113	—
Other, net	—	20	186	119

Total other income (expense)	366	(210)	448	(21)

NET LOSS	$(5,331)	$(2,340)	$(10,759)	$(17,460)

Net loss per share — basic and diluted	$(0.07)	$(0.05)	$(0.15)	$(0.37)

Weighted average shares — basic and diluted	79,285	50,401	71,149	47,659

(1) Stock-based compensation, consisting of amortization of deferred stock-based compensation and the fair value of options issued to non-employees for services rendered, is allocated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Cost of revenues	$44	$37	$82	$44
Research and development	19	27	70	32
Sales and marketing	(5)	26	45	38
General and administrative	7	671	71	884

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOUDEYE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Stock and				Accumulated
	Additional Paid-in Capital		Deferred		Other	Total
			Stock-based	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Compensation	Deficit	Income (Loss)	Equity
BALANCES, December 31, 2003	56,974	$210,134	$(214)	$(192,887)	$—	$17,033
Stock option exercises	499	222	—	—	—	222
Shares issued in private placement	10,811	18,839	—	—	—	18,839
Shares issued for acquisitions	11,418	17,975	—	—	—	17,975
Deferred stock-based compensation	—	331	(331)	—	—	—
Amortization of deferred stock-based compensation, net of cancellations	—	(139)	386	—	—	247
Stock-based compensation	—	(3)	—	—	—	(3)
Issuance of common stock warrant	—	25	—	—	—	25
Unrealized loss on marketable securities	—	—	—	—	(63)	(63)
Foreign currency translation adjustment	—	—	—	—	(581)	(581)
Net loss	—	—	—	(10,759)	—	(10,759)

Comprehensive loss	—	—	—	—	—	(11,403)

BALANCES, September 30, 2004	79,702	$247,384	$(159)	$(203,646)	$(644)	$42,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOUDEYE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine months ended
	September 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(10,759)	$(17,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,063	2,023
Special charges (credits) and other non cash items	(67)	6,568
Stock-based compensation	244	998
Foreign currency transaction adjustment	(183)	—
Increase in fair value of common stock warrants	—	222
Changes in operating assets and liabilities, net of amounts acquired in purchases of businesses:
Accounts receivable	(3,048)	(48)
Prepaid expenses and other assets	(4)	1,073
Accounts payable	837	8
Accrued compensation, benefits and other expenses	(659)	(266)
Accrued special charges	(749)	(1,420)
Deferred revenue	2,534	935
Assets and liabilities held for sale	—	341

Net cash used in operating activities	(9,791)	(7,026)
INVESTING ACTIVITIES
Purchases of property and equipment	(4,412)	(53)
Proceeds from sales of property and equipment	—	183
Cash paid for acquisition of businesses and technology, net	(555)	(82)
Assets and liabilities held for sale	996	—
Payments received on loans made to related party and related interest	—	1,187
Purchases of marketable securities	(16,046)	(7,850)
Sales of marketable securities	10,211	6,321

Net cash used in investing activities	(9,806)	(294)
FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of stock options	222	1,838
Proceeds from private equity financing, net	18,934	11,568
Proceeds from line of credit	—	3,727
Principal payments on long-term debt, line of credit and capital lease obligations	(2,280)	(3,269)
Repurchase of common stock	—	(426)

Net cash provided by financing activities	16,876	13,438

Effect of foreign currency translation on cash	(324)	—

Net increase (decrease) in cash and cash equivalents	(3,045)	6,118
Cash and cash equivalents, beginning of period	12,480	1,780

Cash and cash equivalents, end of period	$9,435	$7,898

The accompanying notes are an integral part of these consolidated financial statements.

LOUDEYE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

1. ORGANIZATION and RISKS

Loudeye

     Loudeye Corp. (“Loudeye”) provides digital media services and media restoration services. Loudeye is headquartered in Seattle, Washington and has offices in the United States, the United Kingdom, France, Germany and Italy.

     As discussed in Note 5, on June 22, 2004, Loudeye acquired On Demand Distribution Limited (“OD2”), a privately held digital music provider based in Europe. As discussed in Note 5, under the terms of the OD2 transaction, Loudeye is obligated to pay an additional £9.6 million (approximately $17.3 million based on exchange rates as of September 30, 2004) in deferred consideration through November 30, 2005, to OD2’s shareholders, plus additional contingent consideration of up to £10.0 million (approximately $18.0 million based on exchange rates as of September 30, 2004) if OD2 achieves certain financial performance targets during the period through November 30, 2006. The payments are to be made in British pounds, and accordingly, Loudeye is exposed to risks with changes in the prevailing exchange rate. Any decrease in the value of the U.S. dollar against the British pound will cause a proportional increase in the amount of the future consideration Loudeye must pay to the former OD2 shareholders. Loudeye may elect to pay amounts due to OD2’s shareholders in shares of Loudeye’s common stock. However, in accordance with the rules of the NASDAQ Stock Market, approval of Loudeye’s stockholders (excluding shares issued in connection with the OD2 transaction) will be required prior to any election to satisfy these payments in shares. Loudeye has scheduled a special stockholder meeting for December 8, 2004, seeking approval of its stockholders for issuance of shares of common stock to satisfy the deferred and contingent consideration obligations. Such approval cannot be assured. If stockholder approval is not obtained, Loudeye would not be able to pay the additional amounts due related to the OD2 transaction in 2005 unless it obtains additional funds through an equity or debt financing transaction. In addition, as a result of Loudeye’s acquisition of OD2, Loudeye will be required to provide additional funding to support OD2’s ongoing operations. There can be no assurance that Loudeye’s cash balances after December 31, 2004 will be sufficient to sustain its operations in 2005 and to fund the ongoing operations of OD2.

     Loudeye has incurred net losses and negative cash flows from operations since inception and has an accumulated deficit of $203.6 million at September 30, 2004. Loudeye’s operating expenses have increased as a result of the OD2 acquisition. Historically, Loudeye has funded its operations through equity transactions, leases and debt. However, there can be no assurance that Loudeye’s cash balances after December 31, 2004 will be sufficient to sustain its operations until profitable operations and positive cash flows are achieved.

     Accordingly, Loudeye may require additional capital or debt financing subsequent to December 31, 2004 to fund its operations and the amounts due in 2005 related to the OD2 transaction. There can be no assurance that additional capital or debt will be available to Loudeye on acceptable terms, or at all. If Loudeye lacks necessary cash or debt financing capacity during 2005, Loudeye may not only be unable to pay the scheduled OD2 transaction amounts in 2005 but might also have to delay or abandon some or all of its development plans or otherwise forego market opportunities. Loudeye’s inability to execute on its strategy could result in increased expenses and decreased revenues, either or both of which could seriously harm Loudeye’s business, results of operations and financial condition subsequent to December 31, 2004.

     Loudeye segregates its business in two business segments, digital media services and media restoration services. As discussed in Note 6, Loudeye completed the sale of its media restoration services business in May 2004.

     The consolidated financial statements at December 31, 2003, and the unaudited interim condensed consolidated financial statements at September 30, 2004, do not include any adjustments that may result from the outcome of the aforementioned uncertainties.

Risks

     Loudeye is subject to a number of risks similar to other companies in a comparable stage of development, including, but not limited to, reliance on key personnel, successful marketing of its services in emerging markets, competition from other companies with greater technical, financial, management and marketing resources, successful development of new services, the enhancement of existing services and the ability to secure adequate financing to support future operations.

     Assuming Loudeye’s stockholders approve the issuance of additional shares to OD2 stockholders to pay future required payments, Loudeye believes that its existing cash, cash equivalents, and short-term investments will be sufficient to fund its operations and meet its working capital and capital expenditure requirements for the next twelve months. If Loudeye’s stockholders do not approve such issuances. Loudeye will be required to satisfy such amounts in cash, which would likely cause a significant strain on Loudeye’s cash resources, Loudeye may need to obtain additional equity or debt financing and Loudeye may have difficulty pursuing its business objectives. Since Loudeye has incurred net losses since inception, Loudeye has relied on sales of equity securities, proceeds from the exercises of stock options and warrants and borrowings under its credit facilities to fund its working capital needs. Such capital may not be available in the future if it is needed. The availability of such capital will depend on a number of factors, some of which are outside Loudeye’s control. These include general market conditions, conditions in the private equity and public markets, the then-current market price of Loudeye’s common stock and Loudeye’s historical financial performance and future prospects.

Basis of Consolidation

     The consolidated financial statements include the accounts of Loudeye and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Loudeye has included the results of operations of acquired entities from the date of acquisition (see Note 5).

Unaudited Interim Financial Information

     The interim condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Loudeye’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 22, 2004. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The unaudited results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full years.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     Loudeye considers all highly liquid investments with a remaining maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market accounts maintained with financial institutions and certain other investment grade instruments, which at times exceed federally insured limits. Loudeye has not experienced any losses on its cash and cash equivalents.

Marketable Securities

     Loudeye has invested amounts in investment-grade government obligations, institutional money market funds and other obligations with FDIC insured U.S. banks. Marketable securities are accounted for as available for sale. Marketable securities are classified in current assets as they are considered by management as available to support current operations. Available for sale marketable securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’

equity. Realized gains and losses are included in investment income. The cost of securities sold is based upon the specific identification method.

Restricted Investments

     Loudeye has approximately $305,000 of short-term investments which are utilized as collateral for certain irrevocable standby letters of credit. Accordingly, these investments are classified as restricted investments in the accompanying condensed consolidated balance sheets. These securities all mature within one year and reported amounts approximate fair value due to the relatively short maturities of these investments. These investments are related to standby letters of credit required for certain lease agreements which expire in October 2005. Accordingly, the restricted investments have been classified in long-term assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments and Concentrations of Credit Risk

     Financial instruments that potentially subject Loudeye to concentrations of credit risk consist of cash and cash equivalents, marketable securities, and long-term obligations. Fair values of cash and cash equivalents approximate their carrying value due to the short period of time to maturity. Marketable securities are reported at their market value. The carrying value of Loudeye’s line of credit and long-term obligations approximate fair value because the interest rates of the obligations are variable.

     Loudeye is exposed to credit risk because it extends credit to its customers. Loudeye performs initial and ongoing evaluations of its customers’ financial condition and generally extends credit on open account, requiring collateral as deemed necessary.

     Loudeye had sales to certain significant customers, as a percentage of revenues, as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Microsoft Corporation	17%	4%	14%	6%
Sony Corporation	11%	0%	7%	0%
The Coca-Cola Company	2%	12%	2%	11%

	30%	16%	23%	17%

     Revenues from Microsoft Corporation and Sony Corporation were reported in the digital media services segment and revenues from The Coca-Cola Company were reported primarily in the media restoration services segment, which Loudeye ceased providing with the sale of that business in January 2004.

Impairment of Long-lived Assets

     Loudeye assesses the recoverability of long-lived assets whenever events or changes in business circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is considered when the sum of the expected undiscounted future net cash flows over the remaining useful life is less than the carrying amount of the asset.

Goodwill and Intangible Assets

     Loudeye accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to, at a minimum, annual impairment tests. Loudeye completes its annual impairment test as of November 30 of each year. As disclosed in Note 5, Loudeye has recorded goodwill and intangible assets in connection with its acquisition of Overpeer, Inc. in March 2004 and OD2 in June 2004.

Foreign Currencies

     For operations outside the U.S. that prepare financial statements in currencies other than U.S. dollars, the financial statements are translated into U.S. dollars. Results of operations and cash flows are translated at average rates of exchange prevailing during the period. Assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical cost. The effects of exchange rate fluctuation on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss).

Revenue Recognition

     Loudeye recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” (SAB 101) as amended by Staff Accounting Bulletin No. 104 (SAB 104), and Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Loudeye recognizes revenue associated with the license of software in accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-4, SOP 98-9 and related interpretations and Technical Practice Aids.

     Loudeye recognizes revenues from encoding services, digital music samples services, digital distribution services, Internet radio services, live and on-demand webcasting services, software licensing, content protection services, and media restoration services. Loudeye recognizes these revenues when persuasive evidence of an arrangement exists, the product and/or service has been delivered, the price is fixed or determinable and collectibility is probable.

     In arrangements that include rights to multiple products and/or services, Loudeye allocates the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on verifiable and objective evidence of the fair value of the undelivered elements. Multiple element arrangements may consist of implementation services, development services, encoding services, digital music samples services, digital distribution services, Internet radio services, and on-demand webcasting services. Verifiable and objective evidence is based upon the price charged when an element is sold separately.

     Under the provisions of SOP 97-2, in software arrangements that involve rights to multiple products and services, Loudeye allocates the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. Elements included in multiple element arrangements consist of software, intellectual property, implementation services, maintenance and consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not sold separately, the price established by management, if it is probable that the price, once established, will not change before market introduction.

     Deferred revenue arises from payments received or services rendered and billed in advance of the culmination of the earnings process. Deferred revenue expected to be realized within the next twelve months is classified as current.

     Encoding services consist of the conversion of audio and video content into digital media formats. Sales of encoding services are generally under nonrefundable time and materials or per unit contracts. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, Loudeye recognizes revenues as the encoding services are rendered and Loudeye has no continuing involvement in the goods and services delivered, which is generally the date the finished media is shipped to the customer.

     Digital music samples services are provided to customers using Loudeye’s proprietary streaming media software, tools, and processes. Music samples are streamed files containing selected portions, or samples, of a full music track and are typically 30 to 60 seconds in length. Customer billings are based on the volume of data streamed at rates agreed upon in the customer contract, subject to a nonrefundable monthly minimum fee. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, Loudeye recognizes revenue in the period in which the samples are delivered.

     Digital distribution services consist primarily of rights clearing services, ringtune services and the hosting of digital media content for Loudeye’s customers for download by the end user. Customer billings for digital distribution services are generally based on a combination of a fixed monthly fee and a transactional fee per download. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, Loudeye recognizes revenue in the period in which the services are provided.

     Similar to the digital music samples services, Internet radio and video services are provided to customers using Loudeye’s proprietary media software, tools and processes. Internet radio and video services can consist of the rebroadcasting over the Internet of a customer’s over-the-air radio programming. Services provided may also include playlist selection and programming services for online radio channels and may include related video content, such as music videos. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, revenue from the sale of Internet radio and video services is recognized on a monthly basis as the services are provided and customers are typically billed monthly in arrears.

     Webcasting services are provided to customers using Loudeye’s proprietary streaming media software, tools and processes. Services for live webcast events may be sold separately or combined with on-demand webcasting services in which Loudeye may host an archive of the webcast event for future use on an on-demand basis. In addition, on-demand webcasting services are often sold separately without the live event component. As a result, Loudeye has verifiable and objective evidence of the fair value for both the live and on-demand services. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, Loudeye recognizes revenue for live webcasting in the period in which the webcast event occurs. Revenue for on-demand webcasting services are deferred and recognized ratably over the period in which the services are provided. Customer billings are typically based on the volume of data streamed at rates agreed upon in the customer contract or a set monthly fee.

     Content protection services consist primarily of anti-piracy, data mining and content promotion solutions related to peer-to-peer file sharing networks. Customer billings for content protection services are generally based on a fixed monthly fee, but may also contain a volume-based component and, for content promotion services, a fee based on customer sales volume. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, Loudeye recognizes revenue in the period in which the services are provided.

     Media restoration services consisted of services provided by Loudeye’s VidiPax subsidiary to restore and upgrade old or damaged archives of traditional media. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, Loudeye recognizes revenues as these services are rendered and Loudeye has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer. As discussed in Note 6, Loudeye completed the sale of its VidiPax business in May 2004 pursuant to an agreement dated October 31, 2003.

Stock-based Compensation

     Loudeye accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issues to Employees” (APB 25), as interpreted by Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25” (FIN 44), and related interpretations. Under APB 25, compensation expense is based on the difference between the exercise price of employee stock options granted and the fair value of Loudeye’s common stock at the date of grant. Deferred compensation, if any, is amortized over the vesting period of the related options, which is three to four years.

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

     Stock-based compensation for the quarter ended September 30, 2004 totalled $65,000, of which $44,000 is included in cost of revenues, consisting of the amortization of deferred stock compensation. Stock-based compensation was $761,000 for the quarter ended September 30, 2003, of which $37,000 is included in cost of revenues, consisting of the amortization of deferred stock compensation of $139,000 and variable stock-based compensation expense of $55,000 accounted for under APB 25, and stock-based compensation expense of $567,000 accounted for under FAS 123 related to options granted to a member of Loudeye’s board of directors for consulting services.

     Stock-based compensation for the nine months ended September 30, 2004 totalled $268,000, of which $82,000 is included in cost of revenues, consisting of the amortization of deferred stock compensation of $247,000, stock-based compensation expense of $39,000, including $14,000 related to options granted to a consultant, and a credit of $18,000 for variable stock compensation related to stock options that were repriced in 2001. Stock-based compensation was $998,000 for the nine months ended September 30, 2003, of which $44,000 is included in cost of revenues, consisting of the amortization of deferred stock compensation of $225,000, variable stock-based compensation expense of $55,000 accounted for under APB 25, stock issued to former employees as severance and termination benefits of $30,000, and stock-based compensation expense of $668,000 accounted for under FAS 123 related to options granted to a member of Loudeye’s board of directors for consulting services.

     The following table illustrates the effect on net loss and net loss per share if Loudeye had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(5,331)	$(2,340)	$(10,759)	$(17,460)
Add: stock-based employee compensation expense under APB 25 included in reported net loss	65	194	268	280
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(1,035)	(533)	(2,355)	(548)

Pro forma net loss	$(6,301)	$(2,679)	$(12,846)	$(17,728)

Net loss per share:
Basic and diluted — as reported	$(0.07)	$(0.05)	$(0.15)	$(0.37)
Basic and diluted — pro forma	$(0.08)	$(0.05)	$(0.18)	$(0.37)

To determine compensation expense under FAS 123, Loudeye used the following assumptions:

	2004	2003
Risk-free interest rates	2.33-5.71%	2.68-5.71%
Expected lives	3 years	5 years
Expected dividend yields	0%	0%
Expected volatility	115%	136%

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss), net. Other comprehensive income (loss), net includes unrealized gains losses on foreign exchange and unrealized gains and losses on marketable securities. For the three months ended September 30, 2004, other comprehensive income (loss), net totaled $5.7 million. There was an unrealized gain on marketable securities of $20,000 and a foreign currency translation adjustment of $380,000 in the third quarter 2004. For the three and nine month periods ended September 30, 2003, other than net loss, there were no items that impacted other comprehensive income (loss), net.

Reclassifications

     Certain information reported in previous periods has been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net loss, stockholders’ equity or cash flows.

3. SPECIAL CHARGES

     Loudeye has recorded special charges related to corporate restructurings, facilities consolidations and the impairment of assets in accordance with its long-lived asset policy (see Note 2). The following table summarizes such charges recorded in the consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Goodwill impairment	$—	$—	$—	$5,307
Intangible assets impairment	—	—	—	685
Property and equipment impairment	—	—	—	601
Employee severance and termination benefits	—	—	—	501
Facilities related charges	350	—	300	465
Other restructuring charges	—	—	—	878

	$350	$—	$300	$8,437

     The following table summarizes the activity in accrued special charges during the nine months ended September 30, 2004 (in thousands):

Facilities- related
charges
Balance, December 31, 2003	$1,670
Additional accruals	350
Payments	(1,099)
Adjustments	(50)

Balance, September 30, 2004	$871

     During the fourth quarter 2002, management committed to a plan to exit certain of Loudeye’s leased facilities, including Loudeye’s unoccupied facility at 414 Olive Way, Seattle, Washington. Under the provisions of EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” Loudeye recorded the estimated lease termination costs in accrued special charges. As discussed in Note 9, the landlord of Loudeye’s unoccupied facility at 414 Olive Way, Seattle, Washington filed suit against Loudeye in April 2003 for breach of its lease. In January 2004, the Court entered a judgment in favor of the plaintiff for rents due through January 2004 of $438,000, which Loudeye had accrued in a prior period and paid in the first quarter 2004. On November 12, 2004, Loudeye settled this suit. As of December 31, 2003, and June 30, 2004, Loudeye had recorded in accrued special charges an estimate of the additional amount that Loudeye may ultimately be required to pay with respect to the litigation matter. As a result of the settlement, Loudeye has increased its estimate of the additional amount which it may ultimately be required to pay by $350,000. Loudeye has reflected this amount as special charges – other on its condensed consolidated statement of operations. On November 4, 2004, Loudeye issued preliminary financial results for the quarter ended September 30, 2004, which reported a net loss of $5.0 million, or $0.06 per share. As a result of the increased accrual, Loudeye’s net loss for the quarter ended September 30, 2004, increased to $5.3 million, or $0.07 per share. The total amount paid by Loudeye to settle this suit will be $1.7 million, consisting of $1.0 million previously paid by Loudeye under a letter of credit, deposits previously paid and pursuant to the January 2004 Court judgment, and $720,000 of new cash consideration, $360,000 of which Loudeye paid on November 12, 2004 and the remainder of which is payable in January 2005.

     At December 31, 2003, Loudeye had accrued special charges under the provisions of FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146) related to its VidiPax facility in New York, New York. The lease agreement was originally entered into in December 2002 and Loudeye had never occupied the facility. During 2003, Loudeye informed the landlord of its decision to release its rights under the lease agreement and had been in ongoing discussions with the landlord to negotiate a lease termination agreement. Accordingly, under the requirements of FAS 146, Loudeye had accrued $562,000 of accrued special charges through the third quarter 2003 representing the estimated fair value of future rental payments, net of estimated sublease rentals and related costs with respect to the termination of this lease. In December 2003, Loudeye accrued an additional

$150,000, for a total accrual of $712,000, to adjust its estimate of the fair value of the liability based on further negotiations with the landlord. In February 2004, Loudeye entered into a lease settlement agreement with the landlord pursuant to which Loudeye paid the landlord $450,000 and allowed the landlord to retain its security deposit of $212,000, for a total settlement of $662,000. The $50,000 difference between the amount recorded in accrued special charges and the final settlement amount has been reflected as a credit to special charges during the first quarter 2004 in the consolidated statement of operations.

     In February 2003, Loudeye’s Chairman and Chief Executive Officer, John T. Baker, resigned and Loudeye engaged Regent Pacific Management Corporation to provide management services to Loudeye. In March 2003, Regent Pacific resigned from the engagement and Jeffrey M. Cavins was elected President and Chief Executive Officer. These events are described more fully in Loudeye’s Annual Report on Form 10-K for the year ended December 31, 2003. During and subsequent to Regent Pacific’s engagement, Loudeye undertook a strategic and operational analysis of its business and product lines. This analysis resulted in the development of a new strategic and operational plan, under which Loudeye restructured itself to focus on its core competencies in digital media services and on core strategic customers and markets for its enterprise communications services. A revised corporate forecast was developed in connection with this plan. The revised forecast also considered that Loudeye had learned that revenue from a significant customer in its Media Restoration Services segment would be less than originally anticipated. Using the revised forecast, Loudeye performed a reassessment of the carrying value of all of its assets, both tangible and intangible. The revised forecast demonstrated that certain tangible and intangible assets related to its media restoration services and enterprise communications services businesses were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over their estimated useful lives. The fair values of each of these assets were estimated using primarily a discounted cash flow method. The fair value of goodwill was estimated under the two-step process required by FAS 142. The estimated fair values of each of the assets were then compared to their carrying values to measure the impairments. As a result of this analysis, Loudeye recorded impairment charges for goodwill, intangible assets, and property and equipment related to its enterprise communication services and media restoration services businesses of $5.3 million, $685,000, and $601,000, respectively, during the first quarter 2003.

     In addition to the impairment charges above, Loudeye recorded severance and termination benefits of $204,000 associated with a reduction in force announced in March 2003 of approximately 35% of its consolidated staffing. Loudeye also recorded $297,000 of severance and termination benefits with respect to certain changes in senior management in the first quarter 2003. Loudeye incurred costs of approximately $465,000 related to the termination of certain facilities leases in connection with its facilities consolidation. The other restructuring charges of $878,000 represent fees and costs paid to Regent Pacific Management Corporation with respect to interim management services provided to Loudeye in connection with its management and operational restructuring.

4. NET LOSS PER SHARE

     Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the exercise of stock options and warrants (using the treasury stock method). For all periods presented, common equivalent shares are excluded from the calculation because their effect is antidilutive as a result of Loudeye’s net losses. The dilutive effect of approximately 1,041,000 warrants and options to purchase approximately 13,025,000 shares are excluded for the three and nine-month periods ended September 30, 2004 because such warrants and options were anti-dilutive; therefore, there is no difference in the calculation between basic and diluted per share amounts. The dilutive effect of approximately 1,100,000 warrants and options to purchase approximately 7,221,000 shares are excluded for the three and nine-month periods ended September 30, 2003 because such warrants and options were anti-dilutive; therefore, there is no difference in the calculation between basic and diluted per share amounts.

     There were no shares subject to repurchase at September 30, 2004. Loudeye had 300 shares outstanding that were subject to repurchase at September 30, 2003, which shares have been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted net loss per share.

     The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average shares outstanding	79,285	50,401	71,149	47,660
Weighting of shares subject to repurchase	—	—	—	(1)

Weighted average shares used to calculate basic and diluted earnings per share	79,285	50,401	71,149	47,659

5. ACQUISITIONS

     On Demand Distribution Limited

     On June 22, 2004, Loudeye commenced a tender offer to acquire 100% of the outstanding shares of On Demand Distribution Limited (“OD2”), a privately held digital music provider based in Europe. Loudeye acquired 93% of the shares of OD2 upon commencement of the tender offer. As of August 17, 2004 Loudeye acquired the remaining 7% of OD2’s shares on the same terms from the remaining shareholders of OD2. This acquisition supports Loudeye’s commitment to providing global services by broadening its reach and capabilities into key geographic regions including Europe, the second largest music market in the world, and Australia. In addition, the acquisition expands Loudeye’s content management and anti-piracy content protection services into Europe and will enable Loudeye to leverage OD2’s reach to expand its business into new markets. The unaudited consolidated statement of operations of Loudeye for the nine month period ended September 30, 2004, includes the results of operations of OD2 effective from June 22, 2004 to September 30, 2004.

     The consideration for the transaction consisted of the following elements:

•	Loudeye issued 9,065,919 shares of its common stock on June 22, 2004, and 599,259 shares of its common stock on August 25, 2004 to existing OD2 shareholders and option holders.

•	Loudeye expects to issue up to 2,212,302 additional shares of its common stock, representing shares to be issued to OD2 option holders issuable upon exercise of OD2 options assumed by Loudeye.

•	Certain of OD2’s principal shareholders agreed to have an aggregate of 15% of the total consideration payable in the transaction held in escrow by Loudeye for 18 months to satisfy claims Loudeye may have with respect to breaches of representations, warranties and covenants, indemnification claims and working capital adjustments. As of September 30, 2004, Loudeye had issued and placed in escrow 2,072,369 shares of its common stock to 17 former OD2 shareholders who had tendered their shares of OD2 stock as of that date. Loudeye is obligated to issue and place into escrow an additional 20,131 shares of its common stock to one individual upon exercise of options held by such individual.

•	Loudeye paid approximately $900,000 in cash to retire certain liabilities as of September 30, 2004, and it is obligated to pay an additional $1.0 million to retire additional liabilities.

•	Loudeye is obligated to pay an additional £8.3 million (approximately $14.8 million based on exchange rates as of September 30, 2004), excluding the 15% additional consideration to be held in escrow (as discussed below), through November 30, 2005, to OD2’s shareholders, as follows:

•	On November 30, 2004, approximately £1.1 million or $1.9 million;

•	On January 31, 2005, approximately £4.0 million or $7.2 million;

•	On May 31, 2005, approximately £1.1 million or $1.9 million; and

•	On November 30, 2005, approximately £2.1 million or $3.8 million.

•	15% of the total additional consideration that Loudeye is required to pay to the OD2 shareholders through November 30, 2005, or approximately $2.6 million, will be placed into escrow along with the escrow shares.

•	Loudeye is obligated to pay an additional contingent consideration of up to £10.0 million (approximately $18.0 million based on exchange rates as of September 30, 2004), which amount has not been adjusted for the 15% holdback in escrow, if OD2 achieves certain financial performance targets during the period through November 30, 2006.

     Loudeye issued promissory notes in aggregate principal amount of £1.9 million (approximately $3.4 million based on exchange rates as of September 30, 2004) to ten of OD2’s former shareholders. Loudeye’s obligations under these notes are included within the £8.3 million (approximately $14.8 million based on exchange rates as of September 30, 2004) of accrued acquisition consideration and within the approximately $2.6 million of additional consideration to be paid into escrow described above. The notes bear interest at 5% per annum and are repayable in unequal installments on December 30, 2004 and on January 31, May 31 and November 30, 2005 (which installments are proportional to the amounts of deferred consideration we are required to pay on November 30, 2004 and on January 31, May 31 and November 30, 2005). Interest expense for the quarter ended September 30, 2004 was approximately $11,000. Aggregate interest expense over the terms of the notes will be included in interest expense and will be approximately £60,000 (approximately $108,000 based on exchange rates as of September 30, 2004). If Loudeye obtains the approval of our stockholders to pay our future obligations to OD2’s former shareholders in shares of Loudeye’s common stock, Loudeye may satisfy its payment obligations under the notes by issuing shares of its common stock to the noteholders. The number of shares which Loudeye would be required to issue will be determined based on the volume weighted average share price of Loudeye’s common stock for a specified period prior to issuance.

     The escrow shares and the 15%, or approximately $2.6 million, of additional consideration described above are not recorded as liabilities and the value of the shares held in escrow and the 15% additional consideration was not included in determining the cost of acquiring OD2 as of September 30, 2004, since the resolution of the escrow shares and 15% additional consideration is still pending. Loudeye will reflect the escrow shares as outstanding and the liability relating to the 15% additional consideration as accrued and record the value of both as additional costs of acquiring OD2 upon the earlier of the expiration of the 18 month escrow period (to the extent such shares and additional consideration are released from escrow) or when Loudeye believes beyond a reasonable doubt that it will not state a claim pursuant to the terms of the escrow.

     The number of shares issued and to be issued upon exercise of options of 13,949,849 constituted approximately 19.9% of Loudeye’s outstanding shares of common stock at the commencement of the tender offer.

     Based on management’s internal analysis, excluding the impact of the escrow shares and 15% additional consideration discussed above, as of September 30, 2004 Loudeye has preliminarily recorded $35.7 million of net assets in connection with the transaction consisting of upfront stock consideration, including the assumption of OD2 options, deferred consideration, cash obligations to retire certain liabilities, and Loudeye’s transaction related expenses. As of June 22, 2004, the initial purchase price excluded minority interest related to the acquisition and included preliminary estimates of certain transaction consideration. Because OD2 had a deficit in net worth at acquisition, the 7% minority interest that Loudeye had not yet acquired was not reflected in Loudeye’s consolidated balance sheet at June 30, 2004. As of August 17, 2004, Loudeye subsequently acquired the remaining 7% of OD2’s shares and adjusted certain transaction consideration based upon current information. The initial purchase price can be summarized at June 22, 2004 and September 30, 2004 as follows (amounts in thousands):

	June 22, 2004	Sept. 30, 2004
Transaction related expenses	$1,527	$1,527
Cash paid at closing	900	900
Cash due on certain liabilities assumed	1,878	978
Accrued acquisition consideration	13,654	15,104
Common stock payable related to acquisition	2,596	3,208
Common stock issued in connection with acquisition	13,146	14,015

	$33,701	$35,732

The accrued acquisition consideration recorded in Loudeye’s financial statements as of September 30, 2004, has been adjusted to reflect the foreign currency exchange rate at September 30, 2004, and a foreign currency transaction gain of $0 and $183,000 was recorded in other income in the accompanying consolidated statement of operations for the three and nine month periods ended September 30, 2004.

     Under the terms of the offer, future cash consideration is payable in British currency (pounds), and accordingly the corresponding U.S. dollar amounts set forth above may vary with fluctuations in the prevailing exchange rate. All future payments are payable in cash or, at Loudeye’s election and if approved by stockholders representing a majority of Loudeye’s outstanding shares (excluding shares issued in connection with the transaction), in shares of Loudeye common stock, the number of which will be determined based on Loudeye’s volume weighted average share price for a specified period prior to issuance. OD2 shareholders may also elect to receive promissory notes in lieu of any cash payments that Loudeye may be required to make. Loudeye has also agreed to reserve approximately 2 million shares for stock option grants under its 2000 Stock Option Plan to employees of OD2 for future services.

     Loudeye has agreed to file a registration statement covering the resale of the initial shares issued. The registration statement has not yet been filed.

     Loudeye accounted for the acquisition in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” In accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” for purposes of estimating the value of the OD2 purchase consideration, the fair value of the Loudeye common stock to be issued for the acquisition of OD2 was determined to be $1.45 per share based on the average closing price of Loudeye’s common stock over the two day periods before and after June 22, 2004, the date the acquisition was announced, multiplied by the Loudeye shares issued based upon the exchange ratio set forth in the merger agreement. The fair value of options assumed is deemed to be equivalent to the value of the underlying Loudeye shares into which such options are exercisable given the nominal strike price of such options. In accordance with FAS No. 52, “Foreign Currency Translation,” and as a result of currency fluctuation between the U.S. dollar and British pound since the June 22, 2004 acquisition date, Loudeye adjusted the accrued acquisition consideration recorded in Loudeye’s unaudited interim condensed consolidated balance sheet and recorded a foreign currency transaction gain of $0 and $183,000 in other income in the accompanying unaudited interim condensed consolidated statement of operations for the three and nine month periods ended September 30, 2004.

     The following table summarizes as of June 22, 2004 and September 30, 2004, the preliminary estimated fair values of the assets acquired and liabilities assumed, along with the preliminary estimated useful lives of property and equipment and intangible assets, based upon management’s internal analysis, which have been recorded in Loudeye’s digital media services segment (in thousands):

	Purchase Price Allocation		Useful
	June 22, 2004	Sept. 30, 2004	Life
Current assets	$2,700	$2,700
Property and equipment	629	629	1-3 years
Goodwill	33,598	35,629
Acquired technology	2,970	2,970	3 years
Current liabilities	(6,196)	(6,196)

Total purchase price allocation	$33,701	$35,732

     The purchase price allocation set forth above is preliminary and subject to change in future periods pending the completion of an independent valuation report. Loudeye is currently in the process of finalizing its assessment of the fair value of the net assets acquired. The preliminary allocation of the purchase price to tangible and intangible assets, as well as the related amortization expense, may change materially as a result of the completion of Loudeye’s evaluation of the fair value of the net assets acquired.

     The weighted average amortization period of amortizable intangibles acquired is estimated to be three (3) years. The goodwill recorded is not expected to be amortizable for income tax purposes. The goodwill associated with OD2 will be included in Loudeye’s digital media services segment.

     Overpeer, Inc.

     In March 2004, Loudeye completed the acquisition of Overpeer, Inc. (“Overpeer”), a privately held company based in New York. Pursuant to the Agreement and Plan of Merger and Reorganization (“Merger Agreement”), among Loudeye, Privateer Acquisition Corp., a wholly owned subsidiary of Loudeye, Overpeer and certain of Overpeer’s stockholders. Privateer Acquisition Corp. was merged with and into Overpeer, with Overpeer continuing as the surviving company and a wholly-owned subsidiary of Loudeye (the “Merger”). As a result of the Merger, all of the outstanding capital stock of Overpeer was exchanged for a total of 1,752,772 shares of Loudeye’s common stock. The number of shares issued in the Merger was calculated by dividing $4.0 million by the volume weighted average closing share price of Loudeye’s common stock on each of the thirty consecutive trading days preceding the closing of the Merger, or $2.2821 per share. Of the shares issued in the Merger, 262,916 will be held in escrow for one year and will be available during that time to satisfy indemnity claims under the Merger Agreement. Loudeye filed a registration statement in March 2004 for the resale of the securities issued to the Overpeer shareholders, which registration statement was declared effective on May 26, 2004.

     Overpeer is a provider of digital media data mining, anti-piracy and promotional solutions, which are complimentary to Loudeye’s current and planned future digital media solutions. The acquisition is intended to allow Loudeye to provide a more complete suite of digital media solutions to its customers.

     Loudeye accounted for the acquisition in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” In accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the fair value of the shares issued was determined to be $2.26 per share based on the closing price of Loudeye’s common stock on February 29, 2004, which was the date on which the number of shares issued could be determined. Overpeer’s operating results have been included in the accompanying consolidated statements of operations effective beginning in March 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, along with the estimated useful lives of property and equipment and intangible assets, which have been recorded in Loudeye’s digital media services segment (in thousands):

	Purchase
	Price
	Allocation	Useful life
Current assets	$277
Property and equipment	278	1-3 years
Goodwill	2,434
Trademark	42	Indefinite
Acquired technology	682	5 years
Customer relationships	317	7 years
Non-compete agreements	373	3 years
Other long-term assets	8
Current liabilities	(321)

Total purchase price allocation	$4,090

     The purchase price allocation set forth above includes acquisition costs of $129,000.

     Pro forma financial information

     The following table presents the unaudited pro forma results of Loudeye for the three and nine months ended September 30, 2004 and 2003 assuming Loudeye had acquired OD2 and Overpeer at the beginning of each period (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Total revenues	$5,080	$4,165	$14,428	$11,956
Net loss	(5,331)	(3,853)	(17,689)	(23,280)
Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.25)	$(0.49)

6. SALE OF MEDIA RESTORATION BUSINESS

     On January 30, 2004 (“Transfer Date”), Loudeye’s wholly-owned media restoration services subsidiary, VMRLE Co., Inc. (formerly VidiPax, Inc.), transferred substantially all of its assets and certain liabilities to a company controlled by the former general manager of VMRLE Co., Inc. pursuant to an asset purchase agreement signed on October 31, 2003 and amended on January 30, 2004. The total purchase price of $1.2 million was placed in escrow when the asset purchase agreement was signed. Based on the January 30, 2004 amendment, $900,000 of the $1.2 million purchase price was to be released from escrow upon the assignment to the purchaser of contracts with the General Services Administration of the United States (“GSA Contracts”). If the GSA Contracts were not assigned within a certain time period after the Transfer Date, the purchaser had the option to unwind the transfer and reclaim the $1.2 million held in escrow. Accordingly, the assets and liabilities transferred were recorded on the consolidated balance sheet as assets and liabilities transferred under contractual arrangement at their carrying value as of the Transfer Date. As of December 31,

2003, these assets and liabilities were classified as held for sale. At March 31, 2004, these assets and liabilities were classified as net assets transferred under contractual arrangement. On May 17, 2004, (“Accounting Closing Date”), the GSA Contracts were assigned to the purchaser, resulting in the subsequent release of the $900,000 from escrow to VMRLE Co., Inc. For the period from the Transfer Date to the Accounting Closing Date, VMRLE Co., Inc. continued to be the contracting party with the GSA. The media restoration services provided under the GSA Contracts during that period were provided by the purchaser as agent for VMRLE Co., Inc. and the purchaser retained the profits or losses earned from such services. Because VMRLE Co. continued to be the primary obligor under the GSA Contracts until their assignment, revenues and costs of revenues in the consolidated statement of operations of Loudeye reflect the revenues and cost of revenues from services provided under the GSA Contracts totalling $213,000 for the period from the Transfer Date through the Accounting Closing Date, of which $95,000 was recorded as revenue and cost of revenues in the first quarter 2004 and $118,000 was recorded as revenue and cost of revenues in the second quarter 2004. All other revenues and costs of VMRLE Co., Inc.’s operations have been appropriately excluded from Loudeye’s statement of operations subsequent to the Transfer Date. The difference between the $900,000 proceeds received from escrow and the carrying value of the assets and liabilities transferred as of the Accounting Closing Date is $160,000 and was recorded as a loss on the sale of net assets transferred under contractual arrangement in the second quarter 2004.

     With the GSA Contracts assigned to the purchaser, the remaining $300,000 of the $1.2 million originally held in escrow was released during third quarter 2004 upon the execution of an agreement relating to certain rights associated with certain equipment owned by a third party and was recorded as a gain of $273,000 during the third quarter 2004.

     Loudeye may receive up to an additional $500,000 based on the purchaser achieving certain performance targets over a period of two years from the Transfer Date. At transfer, Loudeye also entered into a co-marketing and reseller agreement with the purchaser pursuant to which Loudeye will sell, for a fee, media restoration services on behalf of the purchaser for a two-year period. The co-marketing and earn-out provisions constitute continuing involvement by Loudeye under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). Consequently, VMRLE Co. Inc. has not been reported as a discontinued operation.

7. PRIVATE EQUITY FINANCING

     In February 2004, Loudeye sold 10,810,811 shares of common stock at $1.85 per share to a limited number of accredited investors. The gross proceeds received from the financing were $20.0 million. Loudeye paid a placement fee equal to 5% of the gross proceeds. The net proceeds of the offering, after commissions and expenses, will be used for working capital and general corporate purposes, including expansion of Loudeye’s business-to-business digital music solutions in the U.S. and internationally. Loudeye filed a registration statement in March 2004 covering the resale of the shares sold in the financing and the registration statement was declared effective by the SEC on May 26, 2004.

8. SEGMENT INFORMATION

     Loudeye operates in two business segments, Digital Media Services and Media Restoration Services. As described in Note 6, Loudeye transferred the assets and certain liabilities of its media restoration services business on January 30, 2004, and completed the sale on May 17, 2004. The following information summarizes Loudeye’s segments (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Digital media services	$5,080	$2,407	$9,905	$7,566
Media restoration services	—	404	297	1,458

Total revenue	$5,080	$2,811	$10,202	$9,024

Net income (loss)
Digital media services	$(5,604)	$(2,010)	$(10,822)	$(16,086)
Media restoration services	273	(330)	63	(1,374)

Total net loss	$(5,331)	$(2,340)	$(10,759)	$(17,460)

Total assets
Digital media services	$80,121	$24,859	$80,121	$24,859
Media restoration services	—	1,251	—	1,251

Total assets	$80,121	$26,110	$80,121	$26,110

9. CONTINGENCIES

     Legal Proceedings

     On September 10, 2004, Loudeye was served in a patent infringement lawsuit brought by Altnet, Inc, and others against Loudeye, its Overpeer subsidiary, Marc Morgenstern, one of our executive officers, the Recording Industry Association of America and others. The complaint, filed in federal district court in Los Angeles, California, involves two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy solutions offered by Loudeye’s Overpeer subsidiary infringe the patents in question. The complaint does not state a specific damage amount. On November 1, 2004, Loudeye filed a motion to dismiss the complaint. Loudeye has indicated it intends to defend itself, Overpeer and Mr. Morgenstern vigorously against the allegations contained in the complaint. At present, Loudeye cannot assess the probability of an unfavorable outcome or the magnitude of any such outcome.

     In February 2003, Loudeye entered into an agreement with Regent Pacific Management Corporation pursuant to which Regent Pacific would provide management services. The agreement was for a term of 26 weeks, with an option to renegotiate certain terms of the agreement after 13 weeks, and was terminable by either party under certain circumstances. Under the agreement, Loudeye paid certain cash fees to Regent Pacific. In addition, Regent Pacific was to receive stock options to purchase up to 4,000,000 shares of Loudeye common stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. In March 2003, Regent Pacific resigned from the engagement. In July 2003, Regent Pacific filed suit against Loudeye in the Superior Court of California in San Francisco County for breach of the agreement. In this complaint, Regent Pacific is seeking unspecified damages and specific performance of the alleged obligation to grant the stock options due to them under the contract. Loudeye answered the complaint in September 2003 denying all allegations and asserting counterclaims. In March 2004, the court granted Loudeye’s motion to transfer the case to the United States District Court for the Western District of Washington. Loudeye intends to defend vigorously this action and to pursue vigorously its counterclaims. The likelihood of loss is not considered probable and the amount of loss, if any, is not estimable at this time.

     Between January 11 and December 6, 2001 class action complaints were filed in the United States District Court for the Southern District of New York. These actions were filed against 310 issuers (including Loudeye), 55 underwriters and numerous individuals including certain of Loudeye’s former officers and directors. The various complaints were filed purportedly on behalf of a class of persons who purchased Loudeye common stock during the time period between March 15 and December 6, 2000. The complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on allegations that Loudeye’s underwriters received undisclosed compensation in connection with its initial public offering and that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for its common stock in the aftermarket. These actions were consolidated for pre-trial purposes. No specific amount of damages has been claimed. Loudeye and the individual defendants have demanded to be indemnified by underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently all claims against the former officers have been withdrawn without prejudice.

The Court suggested that the parties select six test cases to determine class-action eligibility. Loudeye is not a party to any of the test cases. In June 2003, a proposed settlement was structured between plaintiffs, issuer defendants, issuer officers and directors named as defendants, and issuers’ insurance companies. This proposed settlement provides, among other matters, that:

•	issuer defendants and related individual defendants will be released from the litigation without any liability other than certain expenses incurred to date in connection with the litigation;

•	issuer defendants’ insurers will guarantee $1.0 billion in recoveries by plaintiff class members;

•	issuer defendants will assign certain claims against underwriter defendants to the plaintiff class members; and

•	issuer defendants will have the opportunity to recover certain litigation-related expenses if plaintiffs recover more than $5.0 billion from underwriter defendants.

Loudeye’s board of directors approved the proposed settlement in August 2003. On June 25, 2004, the plaintiffs filed a motion for preliminary approval of the settlement with the Court, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. The Court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to underwriter defendants’ objections to the settlement on August 4, 2004. On October 13, 2004 the Court issued an order granting plaintiffs’ September 2, 2003 motion for class certification in each of the six test cases. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. Loudeye’s management does not anticipate that the Company will be required to pay any amounts under this settlement.

     In April 2003, the landlord of Loudeye’s former facility at 414 Olive Way, Seattle, Washington filed suit against Loudeye in the Superior Court of Washington, King County, for breach of its lease and is seeking damages of $2.0 million. In January 2004, the court entered a judgment in favor of the landlord for rents due through January 2004 of $438,000, which Loudeye had accrued in a prior period and paid in the first quarter 2004. On November 12, 2004, Loudeye settled this suit. As of December 31, 2003, and June 30, 2004, Loudeye had recorded in accrued special charges an estimate of the additional amount that Loudeye may ultimately be required to pay with respect to the litigation matter. As a result of the settlement, Loudeye increased the additional amount which it will be required to pay by $350,000. Loudeye has reflected this amount as special charges – other on its condensed consolidated statement of operations. On November 4, 2004, Loudeye issued preliminary financial results for the quarter ended September 30, 2004, which reported a net loss of $5.0 million, or $0.06 per share. As a result of the increased accrual, Loudeye’s net loss for the quarter ended September 30, 2004, increased to $5.3 million, or $0.07 per share. The total amount paid by Loudeye to settle this suit will be $1.7 million, consisting of $1.0 million previously paid by Loudeye under a letter of credit, deposits previously paid and pursuant to the January 2004 Court judgment, and $720,000 of new cash consideration, $360,000 of which Loudeye paid on November 12, 2004 and the remainder of which is payable in January 2005.

     Loudeye becomes involved from time to time in various other claims and lawsuits incidental to the ordinary course of its operations, including contract and lease disputes and complaints alleging employment discrimination. Loudeye believes that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon its business or financial condition, cash flows, or results of operations.

     Indemnifications

     In the normal course of business, Loudeye indemnifies other parties, including business partners, lessors and parties to other transactions with Loudeye. Loudeye has agreed to hold the other parties harmless against losses arising from a breach of representation or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made. In addition, Loudeye has entered into indemnification agreements with its directors, executive officers and certain other officers and Loudeye’s amended bylaws contain similar indemnification obligations to Loudeye’s officers and directors. For all agreements entered into after December 31, 2002, the fair value of potential claims has not been recorded in Loudeye’s financial statements because they are not material.

10. SUBSEQUENT EVENTS

     In October 2004, Loudeye was notified by Silicon Valley Bank that it had failed to comply with certain financial covenants required by the loan agreement. Loudeye was subsequently notified that it had cured the default within the cure period by establishing a certificate of deposit in the amount of $2.2 million, which was equal to the outstanding loan balance as of that date.

     On November 5, 2004, Loudeye issued a warrant to purchase 180,000 shares of its common stock, par value $0.001 per share, to an individual for services rendered. The exercise price per share is $1.13. The warrant has a two year term and expires on November 5, 2006.

     As discussed in Note 9, in April 2003, the landlord of Loudeye’s former facility at 414 Olive Way, Seattle, Washington filed suit for breach of its lease and is seeking damages of $2.0 million. On November 12, 2004, Loudeye settled this suit. As of December 31, 2003, and June 30, 2004, Loudeye had recorded in accrued special charges an estimate of the additional amount that Loudeye may ultimately be required to pay with respect to the litigation matter. As a result of the settlement, Loudeye has increased the amount which it will ultimately be required to pay by $350,000. Loudeye has reflected this amount as special charges – other on its condensed consolidated statement of operations. On November 4, 2004, Loudeye issued preliminary financial results for the quarter ended September 30, 2004, which reported a net loss of $5.0 million, or $0.06 per share. As a result of the increased accrual, Loudeye’s net loss for the quarter ended September 30, 2004, increased to $5.3 million, or $0.07 per share. The total amount paid by Loudeye to settle this suit will be $1.7 million, consisting of $1.0 million previously paid by Loudeye under a letter of credit, deposits previously paid and pursuant to the January 2004 Court judgment, and $720,000 of new cash consideration, $360,000 of which Loudeye paid on November 12, 2004 and the remainder of which is payable in January 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made under the safe harbor provisions thereof. Forward-looking statements include, but are not limited to, statements about our digital media products and services and commercialization goals and expectations, potential market opportunities, integration of OD2 and Overpeer, and other statements that are not historical facts. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of terms like these or other comparable terminology may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are only predictions and actual events or results may differ materially from those projected. Specific factors that could cause actual results to differ materially from those projected include, but are not limited to the Risk Factors set forth below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     This discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the three and nine month periods ended September 30, 2004 compared with the corresponding periods in 2003.

Overview

     Loudeye is a worldwide leader in business-to-business digital media solutions that facilitate the distribution, promotion and sale of digital media content for media and entertainment, retail, wireless and enterprise customers. Our services enable our customers to outsource the management, distribution and sale of audio and video digital media content over the Internet and other electronic networks. Our proprietary consumer-facing applications and e-commerce platform, combined with technical infrastructure and back-end solutions, comprise an end-to-end solution, from core digital media services, such as the hosting, storage, encoding, management and protection of media assets for content owners, to turn-key, fully-outsourced digital media distribution and promotional services, such as private-labelled digital music download stores, wireless music services, streaming Internet radio and music sample services. Our outsourced solutions can increase time-to-market while reducing the complexity and cost of deployment compared with internal solutions, and they enable our customers to provide branded digital media offerings to their users while supporting a variety of digital media technologies and consumer business models.

The Loudeye Solution

     During 2003 and the first six months of 2004, we provided our services via two primary business segments, Digital Media Services and Media Restoration Services. In January 2004, we transferred substantially all of the assets of our media restoration services subsidiary, VidiPax, Inc., to a company controlled by VidiPax’s general manager. In May 2004, we completed the sale of this media restoration services business. While we will have ongoing rights to co-market and resell media restoration services for two years after the sale, we anticipate media restoration services will represent an insignificant portion of our revenues and operations for the remainder of 2004 and beyond.

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

Acquisition of OD2

     In June 2004, we acquired On Demand Distribution Limited (OD2), one of the largest digital music providers in Europe, creating what we believe is the world’s largest business-to-business focused digital media company, providing outsourced digital media solutions to many of the world’s digital media businesses. The combined company now serves more than 200 customers in 15 countries, adding European customers such as The Coca-Cola Company, Microsoft Corporation’s MSN, MTV Networks (a division of Viacom International), Virgin Megastores ( a division of the Virgin Group), HMV Group plc and other retailers, Internet portals and Internet service providers, telecommunications companies and commercial radio stations throughout Europe and Australia. This acquisition supports our commitment to providing global services by broadening our reach and capabilities into key geographic regions including Europe, the second largest music market in the world, and Australia. In addition, this acquisition expands our content management and anti-piracy content protection services into Europe and will enable us to leverage OD2’s reach to expand our business into new markets. More information on the terms of the acquisition is provided below under “Liquidity and Capital Resources—Acquisition of On Demand Distribution Limited.”

Liquidity and Capital Resources

     As of September 30, 2004, we had approximately $5.1 million of working capital and $24.7 million of cash and cash equivalents, and marketable securities. These funds reflect net proceeds of $18.9 million from our sale of common stock in a private placement in February 2004. In addition, $305,000 of restricted cash is held in investment accounts that serve as collateral for standby letters of credit for certain of our capital lease and other obligations.

     Loudeye acquired OD2 on June 22, 2004. Under the terms of the OD2 transaction, Loudeye is obligated to pay an additional £9.6 million (approximately $17.3 million based on exchange rates as of September 30, 2004) through November 30, 2005, to OD2’s shareholders, plus additional contingent consideration of up to £10.0 million (approximately $18.0 million based on exchange rates as of September 30, 2004) if OD2 achieves certain financial performance targets during the period through November 30, 2006. The payments are to be made in British pounds, and accordingly, Loudeye is exposed to risks with changes in the prevailing exchange rate. Any decrease in the value of the U.S. dollar against the British pound will cause a proportional increase in the amount of the future consideration Loudeye must pay to the former OD2 shareholders. Loudeye may elect to pay amounts due to OD2’s shareholders in shares of Loudeye’s common stock. However, in accordance with the rules of the NASDAQ Stock Market, approval of Loudeye’s stockholders (excluding shares issued in connection with the OD2 transaction) will be required prior to any election to satisfy these payments in shares. Such approval cannot be assured. If stockholder approval is not obtained, Loudeye would not be able to pay the additional amounts due related to the OD2 transaction in 2005 unless it obtains additional funds through an equity or debt financing transaction.

     Loudeye has incurred net losses and negative cash flows from operations since inception and has an accumulated deficit of $203.6 million at September 30, 2004. Loudeye’s operating expenses have increased as a result of the OD2 acquisition. Historically, Loudeye has funded its operations through equity transactions, leases and debt. However, there can be no assurance that Loudeye’s cash balances after December 31, 2004 will be sufficient to sustain its operations until profitable operations and positive cash flows are achieved.

     Accordingly, Loudeye may require additional capital or debt financing subsequent to December 31, 2004 to fund its operations and the amounts due in 2005 related to the OD2 transaction. There can be no assurance that additional capital or debt will be available to Loudeye on acceptable terms, or at all. If Loudeye lacks necessary cash or debt financing capacity during 2005, Loudeye may not only be unable to pay the scheduled OD2 consideration amounts in 2005 but might also have to delay or abandon some or all of its development plans or otherwise forego market opportunities. Loudeye’s inability to execute on its strategy could result in increased expenses and decreased revenues, either or both of which could seriously harm Loudeye’s business, results of operations and financial condition subsequent to December 31, 2004.

     Net cash used in operating activities was $9.8 million for first nine months of 2004. Cash used in operating activities resulted primarily from a net loss of $10.8 million, offset partially by non-cash charges for depreciation and amortization and stock-based compensation aggregating $2.3 million, an increase in deferred revenue of $2.5 million and an increase in other assets and liabilities of approximately $3.6 million.

     Net cash used in investing activities was $9.8 million in the first nine months of 2004, consisting principally of the net purchases of short-term investments of $5.8 million to invest a portion of the proceeds from our private equity financing in February 2004 and purchases of property and equipment of $4.4 million, consisting principally of equipment to upgrade the storage and access systems for our digital music archive and investments in capital equipment for our Overpeer anti-piracy service offering. In addition, net cash of approximately $555,000 was used related to our acquisitions of OD2 and Overpeer.

     Net cash provided by financing activities was $16.9 million for the first nine months of 2004, consisting primarily of net proceeds from the private equity financing in February 2004 of $18.9 million, and proceeds from the exercise of stock options of $222,000, offset partially by principal payments on our debt and capital lease obligations of $1.0 million and the repayment in full of our line of credit for $1.3 million.

     We are subject to various debt covenants and other restrictions, including the requirement for early payments upon the occurrence of certain events, including sales or transfers of ownership or control. If we violate these covenants or restrictions, our lenders could require repayment of outstanding borrowings and our credit rating and access to other financing could be adversely affected.

     In October 2004, we were notified by Silicon Valley Bank that we had failed to comply with certain financial covenants required by the loan agreement. We were subsequently notified that we had cured the default within the cure period by establishing a certificate of deposit in the amount of $2.2 million, which was equal to the outstanding loan balance as of that date. If the certificate of deposit is outstanding as of December 31, 2004, we will reflect it as restricted cash on our December 31, 2004 balance sheet.

     Acquisition of On Demand Distribution Limited

     The discussion below includes information that is not based on accounting principals generally accepted in the United States, or GAAP. To supplement our consolidated financial statements and information below that is presented on a GAAP basis, we have included this non-GAAP “pro forma” information, including the table below indicating the allocation of the purchase price we will have paid for OD2 including all shares and cash consideration held or to be held in escrow. Reconciliations of the non-GAAP information are included below. We believe these pro forma presentations enhance overall understanding of the total consideration we will pay for our acquisition of OD2, in particular with respect to the approximately 2.1 million escrow shares that we have issued and the 15%, or approximately $2.6 million, of additional consideration that we are required to pay, which are not reflected from an accounting perspective, and is used by management for that purpose. Although management believes the above non-GAAP information enhances a reader’s understanding of the OD2 acquisition, this non-GAAP information does not reflect GAAP accounting for the acquisition as of September 30, 2004. Accordingly, readers should consider this pro forma information together with the GAAP information above, rather than as an alternative to GAAP basis financial measures.

     In June 2004, we commenced a tender offer to acquire 100% of the outstanding shares of OD2, a privately held digital music provider based in Europe. We acquired 93% of the shares of OD2 upon commencement of the tender offer. As of August 17, 2004, we had acquired the remaining 7% of OD2’s shares on the same terms from the remaining shareholders of OD2.

     The consideration for the transaction consisted of the following elements:

•	From a financial accounting perspective, we issued 9,065,919 shares of our common stock on June 22, 2004 and 599,259 shares of our common stock on August 25, 2004 to existing OD2 shareholders and option holders. On a pro forma basis, as of September 30, 2004, we issued a total of 11,737,547 shares of our common stock, which includes 2,072,369 shares held in escrow described further below.

•	We expect to issue up to 2,212,302 additional shares of our common stock, representing shares to be issued to OD2 option holders issuable upon exercise of OD2 options which we assumed.

•	Certain of OD2’s principal shareholders agreed to have an aggregate of 15% of the total consideration payable in the transaction held in escrow by us for 18 months to satisfy claims we may have with respect to breaches of representations, warranties and covenants, indemnification claims and working capital adjustments. As of September 30, 2004, we had issued and placed in escrow 2,072,369 shares of our common stock to 17 former OD2 shareholders who had tendered their shares of OD2 stock as of that date. We are obligated to issue and place into escrow an additional 20,131 shares of our common stock to one individual upon his tendering his outstanding shares of OD2 stock.

•	We paid approximately $900,000 in cash to retire certain liabilities as of September 30, 2004, and are obligated to pay an additional $1.0 million to retire additional liabilities.

•	From a financial accounting perspective we are obligated to pay an additional £8.3 million (approximately $14.8 million based on exchange rates as of September 30, 2004), through November 30, 2005. On a pro forma basis, the full amount of the additional consideration we are obligated to pay totals £9.6 million (approximately $17.3 million based on exchange rates as of September 30, 2004). The table below compares additional cash consideration to be paid to OD2 shareholders as reflected in our financial statements to the amount management believes we will be required to pay, which includes minority interest and the 15% additional consideration to be paid into escrow.

Amounts reflected in financial
statements, which excludes
minority interest and amounts
to be held in escrow
	(approximate, amounts in	Full consideration payable
Payment Date	millions)	(approximate, amounts in millions)
November 20, 2004	£1.1, or $1.9	£1.2, or $2.2
January 31, 2005	£4.0, or $7.2	£4.7, or $8.4
May 31, 2005	£1.1, or $1.9	£1.2, or $2.2
November 30, 2005	£2.1, or $3.8	£2.5, or $4.5
Total	£8.3, or $14.8	£9.6, or $17.3

•	15% of the total additional consideration that we are required to pay to the OD2 shareholders through November 30, 2005, or approximately $2.6 million, will be placed into escrow along with the escrow shares.

•	We are obligated to pay an additional contingent consideration of up to £10.0 million (approximately $18.0 million based on exchange rates as of September 30, 2004) if OD2 achieves certain financial performance targets during the period through November 30, 2006.

     We issued promissory notes in aggregate principal amount of £1.9 million (approximately $3.4 million based on exchange rates as of September 30, 2004) to ten of OD2’s former shareholders. Our obligations under these notes are included within the £8.3 million (approximately $14.8 million based on exchange rates as of September 30, 2004) of accrued acquisition consideration and within the approximately $2.6 million of additional consideration to be paid into escrow described above. The notes bear interest at 5% per annum and are repayable in unequal installments on December 30, 2004 and on January 31, May 31 and November 30, 2005 (which installments are proportional to the amounts of deferred consideration we are required to pay on November 30, 2004 and on January 31, May 31 and November 30, 2005). Interest expense for the quarter ended September 30, 2004 was approximately $11,000. Aggregate interest expense over the terms of the notes will be included in interest expense and will be approximately £60,000 (approximately $108,000 based on exchange rates as of September 30, 2004). If we obtain the approval of our stockholders to pay our future obligations to OD2’s former shareholders in shares of our common stock, we may satisfy our payment obligations under the notes by issuing shares of our common stock to the noteholders. The number of shares which we would be required to issue will be determined based on our volume weighted average share price for a specified period prior to issuance.

     From a financial accounting perspective, the escrow shares and the 15%, or approximately $2.6 million, of additional consideration described above are not recorded as liabilities and the value of the shares held in escrow and the 15% additional consideration was not included in determining the cost of acquiring OD2 as of June 30, 2004, or September 30, 2004, since the resolution of the escrow shares and 15% additional consideration is still pending. We will reflect the escrow shares as outstanding and the liability relating to the 15% additional consideration as accrued and record the value of both as additional costs of acquiring OD2 upon the earlier of the expiration of the 18 month escrow period or when management believes beyond a reasonable doubt that we will not state a claim pursuant to the terms of the escrow.

     The number of shares issued and to be issued upon exercise of options of 13,949,849 constituted approximately 19.9% of Loudeye’s outstanding shares of common stock at the commencement of the tender offer.

     Based on management’s internal analysis, excluding the impact of the escrow shares and 15% additional consideration discussed above, as of September 30, 2004 we have preliminarily recorded $35.7 million of net assets in connection with the transaction consisting of upfront stock consideration, including the assumption of OD2 options, deferred consideration, cash obligations to retire certain liabilities, and our transaction related expenses. As of June 22, 2004, the initial purchase price excluded the 7% minority interest related to the acquisition and included preliminary estimates of certain transaction consideration. As of August 17, 2004, we subsequently acquired the remaining 7% of OD2’s shares and adjusted certain transaction consideration based upon current information. The initial purchase price can be summarized at June 22, 2004 and September 30, 2004 as follows (amounts in thousands):

	June 22, 2004	Sept. 30, 2004
Transaction related expenses	$1,527	$1,527
Cash paid at closing	900	900
Cash due on certain liabilities assumed	1,878	978
Accrued acquisition consideration	13,654	15,104
Common stock payable related to acquisition	2,596	3,208
Common stock issued in connection with acquisition	13,146	14,015

	$33,701	$35,732

     In accordance with FAS No. 52, “Foreign Currency Translation,” and as a result of currency fluctuation between the U.S. dollar and British pound since the June 22, 2004 acquisition date, we adjusted the accrued acquisition consideration recorded in our unaudited interim condensed balance sheet and recorded a foreign currency transaction gain of $0 and $183,000 in other income in the accompanying unaudited interim condensed consolidated statement of operations for the three and nine month periods ended September 30, 2004.

     In addition to the $35.7 million purchase price recorded at September 30, 2004, if

•	the 2,072,369 shares of common stock held in escrow by us were treated as outstanding,

•	the 15% of additional escrow consideration to be paid by us were treated as a liability, and

•	net liabilities assumed of $2.8 million were reflected as an additional component of consideration,

then the acquisition price would have been approximately $45.0 million, including the shares and additional consideration paid into escrow. The initial purchase consideration would be summarized as follows (amounts in thousands):

Assumption of certain liabilities	$1,878
Net liabilities assumed	3,572
Upfront stock consideration	14,015
Stock to be issued upon exercise of options	3,208
Stock consideration placed in escrow	3,005
Accrued acquisition consideration	15,104
Accrued acquisition consideration in escrow	2,664
Transaction related expenses	1,527

$44,973

     Under the terms of the offer, future cash consideration is payable in British pounds, and accordingly the corresponding U.S. dollar amounts set forth above may vary with fluctuations in the prevailing exchange rate. All future payments are payable in cash or, at our election and if approved by stockholders representing a majority of our outstanding shares (excluding shares issued in connection with the transaction), in shares of our common stock, the number of which will be determined based on our volume weighted average share price for a specified period prior to issuance. OD2 shareholders may also elect to receive promissory notes in lieu of any cash payments that we may be required to make. We have also agreed to reserve 2 million shares for stock option grants under our 2000 Stock Option Plan to employees of OD2 for future services.

     We have agreed to file a registration statement covering the resale of the initial shares issued by us. The registration statement has not yet been filed.

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

Consolidated Results of Operations

     Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Three months				Nine months
	ended September 30,		Variance		ended September 30,		Variance
	2004	2003	$	%	2004	2003	$	%
Revenue
Digital media services
Encoding services	$1,389	$825	$564	68%	$2,871	$1,771	$1,100	62%
Samples services	335	408	(73)	(18%)	1,235	1,320	(85)	(6%)
Internet radio and hosting services	43	180	(137)	(76%)	266	740	(474)	(64%)
Webcasting	470	911	(441)	(48%)	1,682	3,652	(1,970)	(54%)
Digital distribution services	1,902	83	1,819	2192%	2,210	83	2,127	2563%
Content protection services	941	—	941		1,641	—	1,641

	5,080	2,407	2,673	111%	9,905	7,566	2,339	31%
Media restoration services	—	404	(404)	(100%)	297	1,458	(1,161)	(80%)

Consolidated	5,080	2,811	2,269	81%	10,202	9,024	1,178	13%
Cost of revenues
Digital media services	3,480	1,191	2,289	192%	6,441	4,491	1,950	43%
Media restoration services	—	371	(371)	(100%)	284	1,297	(1,013)	(78%)

Consolidated	3,480	1,562	1,918	123%	6,725	5,788	937	16%
Operating expenses
Research and development	1,325	399	926	232%	2,668	1,368	1,300	95%
Sales and marketing	1,478	486	992	204%	2,949	2,867	82	3%
General and administrative	3,798	1,614	2,184	135%	7,990	6,106	1,884	31%
Amortization of intangibles and other assets	325	157	168	107%	591	943	(352)	(37%)
Stock-based compensation	21	723	(702)	(97%)	186	954	(768)	(81%)
Special charges — goodwill impairments	—	—	—		—	5,307	(5,307)	(100%)
Special charges — other	350	—	350		300	3,130	(2,830)	(90%)

Consolidated	7,297	3,379	3,918	116%	14,684	20,675	(5,991)	(29%)
Interest income	139	75	64	85%	325	262	63	24%
Interest expense	(46)	(83)	37	(45%)	(176)	(180)	4	(2%)
Increase in fair value of common stock warrants	—	(222)	222	(100%)	—	(222)	222	(100%)
Gain (loss) on sale of media restoration business	273	—	273		113	—	113
Other income (expense), net	—	20	(20)	(100%)	186	119	67	56%
Net loss
Digital media services	(5,604)	(2,010)	(3,594)	179%	(10,822)	(16,086)	5,264	(33%)
Media restoration services	273	(330)	603	(183%)	63	(1,374)	1,437	(105%)

Consolidated	$(5,331)	$(2,340)	$(2,991)	128%	$(10,759)	$(17,460)	$6,701	(38%)

Three and Nine Months Ended September 30, 2004 compared to 2003

     Revenues.  Revenues increased primarily due to the inclusion of a full quarter of revenues from our OD2 acquisition which was completed in late June of 2004. Revenues from digital distribution services consist principally of digital download and subscription services, primarily from our acquisition of OD2 in the second quarter, as well as existing ringtunes and rights clearing service offerings. We began providing these services following our restructuring in the first quarter 2003, and there were minimal revenues in the prior year quarter. Our product and service mix changed significantly over the course of 2003 after we restructured our management team and operations and changed our strategic direction at the end of the first quarter 2003. We shifted marketing emphasis away from webcasting and more toward other digital media services, primarily digital distribution services, as well as content protection services.

     Revenues from encoding services, samples services, and internet radio and hosting services generally fluctuate based on the volume of content delivered (for encoding services) and volume of content streamed (for samples and radio and hosting services). Such volume is driven primarily by our customers’ content needs and the level of activity on their websites. Consequently, a certain amount of fluctuation in these revenue sources is common. In the second and third quarters there was increased demand from our customers for encoding services, primarily for the delivery of digital music, as our customers focused on launching digital music services. Our current webcasting services are focused on customer relationships that provide higher margins. As a result, revenue from webcasting services decreased significantly for the third quarter 2004 compared to the third quarter 2003.

     Content protection services are provided by our Overpeer subsidiary which we acquired in March 2004. Accordingly, there were no revenues from such services in the 2003 period. Revenues for content protection services result from service fees based on the number of titles protected and the level of protection requested.

     There were no media restoration services revenues for the third quarter 2004 due to the transfer of our media restoration business on January 30, 2004 and completion of sale in May 2004 as discussed in Note 6 to the unaudited interim condensed consolidated financial statements. Revenues and cost of revenues from our media restoration subsidiary totalling $213,000 are included in the unaudited interim condensed consolidated statement of operations through May 17, 2004, because our media restoration subsidiary continued to be the primary obligor under certain contracts with the General Services Administration of the United States until their assignment on consummation of sale of the subsidiary on May 17, 2004.

     Cost of Revenues.     Cost of revenues includes the cost of production, including personnel, an allocated portion of facilities and equipment, and other supporting functions related to the delivery of our digital media and media restoration services. We implemented cost reduction initiatives related to our restructuring in March 2003; however, in 2004 we began to expand our digital media services production work force in order to meet the demands of anticipated growth and new initiatives. In addition, costs associated with the delivery of digital media services revenue from our acquisitions of OD2 and Overpeer contributed to the increase in digital media services cost of revenue compared to the prior year quarter. We expect cost of revenues related to our digital media services to increase over the remainder of 2004 compared to the prior year periods.

     As discussed above, there were no media restoration services cost of revenues for the third quarter 2004 due to the transfer of our media restoration business on January 30, 2004 and completion of sale in May 2004. Because our media restoration subsidiary continued to be the primary obligor under certain contracts with the GSA until their assignment on May 17, 2004, revenues and costs of revenues in the consolidated statement of operations of Loudeye reflect the cost of revenues from services provided under the GSA Contracts, totalling $213,000 in the first nine months of 2004. The cost of revenue entirely offset the associated revenue.

     Depreciation included in cost of revenues increased to approximately $1.1 million in the first nine months of 2004 from $688,000 in the first nine months of 2003. This increase is due primarily to our acquisition of OD2. In addition, we purchased $1.5 million in equipment in the first quarter 2004 to upgrade the storage and access systems for our digital music archive, as well as additional equipment expenditures in the second quarter 2004 related to our content protection services offering. We expect depreciation included in cost of revenues for the fourth quarter 2004 to approximate levels in the third quarter 2004.

     Research and Development.     Research and development expenses increased for the three and nine months ended September 30, 2004 as compared with the three and nine-month periods in the prior year. Research and development expenses include labor and other related costs of the continued development and support of our digital media services. We expect research and development expense in the fourth quarter 2004 to approximate levels in the third quarter 2004.

     Sales and Marketing.     Sales and marketing expenses consist primarily of salaries, commissions, product branding costs, advertising, public relations costs, trade show expenses, and cost of marketing collateral. Sales and marketing expenses for the first nine months of 2004 were flat compared to the same period in 2003, reflecting cost reduction initiatives implemented in 2003, somewhat offset by increases resulting from our acquisitions of Overpeer in March 2004 and OD2 in June 2004. We expect sales and marketing expenses in the fourth quarter 2004 to approximate levels in the third quarter 2004.

     General and Administrative.     General and administrative expenses consist primarily of rent, facilities and information technology charges, salaries, legal expenses, investor relations costs and other costs associated with being a public company. This increase was primarily the result of our acquisition of Overpeer in March 2004 and of OD2 in June 2004. We anticipate that general and administrative expenses for the remainder of 2004 will approximate levels in the prior year periods as we complete the integration of our acquisitions of OD2 and

Overpeer, and as we increase our personnel and other resources to support our growth. In addition, we will continue to incur additional professional fees in order to comply with the new requirements under the Sarbanes-Oxley Act of 2002.

     Amortization of Intangible and Other Assets. Amortization of intangible and other assets includes amortization of identified intangible assets related to acquisitions. We recorded impairment charges in the first quarter 2003 relating to our restructuring, which resulted in lower amortization charges starting with the second quarter 2003. The trend of lower quarterly amortization charges continued through the third quarter 2004. However, during the second quarter 2004 we incurred additional amortization expense related to our acquisitions of Overpeer and OD2. We expect amortization expense for the remainder of 2004 to remain flat compared to the third quarter 2004.

     Stock-Based Compensation. Stock-based compensation for the quarter ended September 30, 2004 totalled $65,000, of which $44,000 is included in cost of revenues, consisting of the amortization of deferred stock compensation. Stock-based compensation was $761,000 for the quarter ended September 30, 2003, of which $37,000 is included in cost of revenues, consisting of the amortization of deferred stock compensation of $139,000 and variable stock-based compensation expense of $55,000 accounted for under APB 25, and stock-based compensation expense of $567,000 accounted for under FAS 123 related to options granted to a member of Loudeye’s board of directors for consulting services.

     Stock-based compensation for the nine months ended September 30, 2004 totalled $268,000, of which $82,000 is included in cost of revenues, consisting of the amortization of deferred stock compensation of $247,000, stock-based compensation expense of $39,000, including $14,000 related to options granted to a consultant, and a credit of $18,000 for variable stock compensation related to stock options that were repriced in 2001. Stock-based compensation was $998,000 for the nine months ended September 30, 2003, of which $44,000 is included in cost of revenues, consisting of the amortization of deferred stock compensation of $225,000, variable stock-based compensation expense of $55,000 accounted for under APB 25, stock issued to former employees as severance and termination benefits of $30,000, and stock-based compensation expense of $668,000 accounted for under FAS 123 related to options granted to a member of Loudeye’s board of directors for consulting services.

     Investment Income. Investment income consists of interest income and realized gains and losses on sales of our marketable securities. The increase was due primarily to higher average investment balance resulting from the proceeds received from the private equity financings completed in August 2003 and February 2004. We expect interest income will decrease moderately for the remainder of 2004 due to lower average investment balances resulting from our utilization of cash.

     Interest Expense. Interest expense relates to our debt instruments, consisting of our line of credit, term loan and capital lease obligations. The increase was due primarily to higher average debt balances in 2004 resulting from borrowings under the $3.0 million term loan facility that we put in place at the end of 2003.

     Other Income (Expense). Other income primarily consists of foreign currency transaction gains on the accrued acquisition consideration related to our acquisition of OD2 in June 2004.

Critical Accounting Policies and Estimates

     The SEC has defined a company’s critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and those which require the company to make its most complex or subjective decisions or assessments. Our critical accounting policies and estimates include revenue recognition, the estimates used in determining the recoverability of goodwill and other intangible assets, exit costs, the amount of litigation accruals, and the amount of the allowance for income taxes. For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Contractual Obligations

     The following table provides aggregated information about our contractual obligations as of September 30, 2004 (in thousands).

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 years	4-5 years	5 years
Contractual Obligations
Long-term debt and capital leases (1)	$2,532	$1,253	$1,279	$—	$—
Operating leases	2,192	1,182	854	156	—
Bandwidth and co-location purchase obligations (2)	244	244	—	—	—
Common stock payable related to acquisition	3,208	3,208	—	—	—
Accrued acquisition consideration (3)	14,819	11,007	3,812

Total contractual obligations	$22,995	$16,894	$5,945	$156	$—

(1)	Capital lease obligations represent the total minimum future obligations.

(2)	Many of the contracts underlying these obligations contain renewal provisions, generally for a period of one year. In addition, amounts payable under these contracts may vary based on the volume of data transferred. The amounts in the table represent the base fee amount. We also have contracts for bandwidth and colocation services that run on a month-to-month basis and for which there are no unconditional obligations. Monthly amounts due under the month-to-month contracts are approximately $123,000 and have been excluded from the table above.

(3)	The tabular information presented above excludes the following items:

•	15% additional consideration of approximately $2.6 million relating to our acquisition of OD2.

•	Up to approximately $18.0 million relating to our acquisition of OD2, payable upon the achievement of certain performance targets during the period ended November 30, 2006.

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

Legal Proceedings

     On September 10, 2004, we were served in a patent infringement lawsuit brought by Altnet, Inc, and others against Loudeye, its Overpeer subsidiary, Marc Morgenstern, one of our executive officers, the Recording Industry Association of America and others. The complaint, filed in federal district court in Los Angeles, California, involves two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy solutions offered by Loudeye’s Overpeer subsidiary infringe the patents in question. The complaint does not state a specific damage amount. On November 1, 2004, Loudeye, Overpeer and Mr. Morgenstern filed a motion to dismiss the complaint. We have indicated that we intend to defend ourselves, Overpeer and Mr. Morgenstern vigorously against the allegations contained in the complaint. At present, we cannot assess the probability of an unfavorable outcome or the magnitude of any such outcome.

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

     Between January 11 and December 6, 2001 class action complaints were filed in the United States District Court for the Southern District of New York. These actions were filed against 310 issuers (including us), 55 underwriters and numerous individuals including certain of our former officers and directors. The various complaints were filed purportedly on behalf of a class of persons who purchased our common stock during the time period between March 15 and December 6, 2000. The complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on allegations that our underwriters received undisclosed compensation in connection with our initial public offering and that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket. These actions were consolidated for pre-trial purposes. No specific amount of damages has been claimed. We and the individual defendants have demanded to be indemnified by underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently all claims against the former officers have been withdrawn without prejudice. The Court suggested that the parties select six test cases to determine class-action eligibility. We are not a party to any of the test cases. In June 2003, a proposed settlement was structured between plaintiffs, issuer defendants, issuer officers and directors named as defendants, and issuers’ insurance companies. This proposed settlement provides, among other matters, that:

•	issuer defendants and related individual defendants will be released from the litigation without any liability other than certain expenses incurred to date in connection with the litigation;

•	issuer defendants’ insurers will guarantee $1.0 billion in recoveries by plaintiff class members;

•	issuer defendants will assign certain claims against underwriter defendants to the plaintiff class members; and

•	issuer defendants will have the opportunity to recover certain litigation-related expenses if plaintiffs recover more than $5.0 billion from underwriter defendants.

Our board of directors approved the proposed settlement in August 2003. On June 25, 2004, the plaintiffs filed a motion for preliminary approval of the settlement with the Court, which was accompanied by a brief filed by the issuer defendants in support of the plaintiffs’ motion. The Court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to underwriter defendants’ objections to the settlement on August 4, 2004. On October 13, 2004 the Court issued an order granting plaintiffs’ September 2, 2003 motion for class certification in each of the six test cases. We cannot assure that this proposed settlement will be approved and implemented in its current form, or at all. Management does not anticipate that we will be required to pay any amounts under this settlement.

     In April 2003, the landlord of our former facility at 414 Olive Way, Seattle, Washington filed suit against us in the Superior Court of Washington, King County, for breach of our lease and seeking damages of $2.0 million. In January 2004, the court entered a judgment in favor of the landlord for rents due through January 2004 of $438,000, which we had accrued in a prior period and paid in the first quarter 2004. On November 12, 2004, we settled this suit. As of December 31, 2003, and June 30, 2004, we had recorded in accrued special charges an estimate of the additional amount that Loudeye may ultimately be required to pay with respect to the litigation matter. As a result of the settlement, we have increased the additional amount which we will be required to pay by $350,000. We have reflected this amount as special charges – other on its condensed consolidated statement of operations. On November 4, 2004, we issued preliminary financial results for the quarter ended September 30, 2004, which reported a net loss of $5.0 million, or $0.06 per share. As a result of the increased accrual, our net loss for the quarter ended September 30, 2004, increased to $5.3 million, or $0.07 per share. The total amount paid by us to settle this suit will be $1.7 million, consisting of $1.0 million previously paid by us under a letter of credit, deposits previously paid and pursuant to the January 2004 Court judgment, and $720,000 of new cash consideration, $360,000 of which we paid on November 12, 2004 and the remainder of which is payable in January 2005.

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

Risks Related to Our Business

     We have a history of losses on a quarterly and annual basis and we may experience greater losses from operations than we currently anticipate.

     As of September 30, 2004, we had an accumulated deficit of $203.6 million. We have incurred net losses from inception, and we expect to continue to incur net losses in future periods. We expect to continue to suffer losses in the interim. We will need to generate additional revenues or reduce expenditures to be profitable in the future and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

     Our limited operating history, unproven business model and significant acquisitions and dispositions of businesses, in particular our acquisition of OD2 in June 2004, further contribute to the difficulty of making meaningful quarterly comparisons and forecasts. Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of expected future revenues. These expenditure levels are, to a large extent, fixed in the short term and our sales cycle can be lengthy.

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

     We may need to raise additional capital in the future to execute on our current business plan.

     As of September 30, 2004, we had approximately $24.7 million of cash and cash equivalents and marketable securities and $305,000 of restricted investments. Based on our current projections, our existing cash reserves may not be sufficient to fund operating and other expenses under our current business plan until projected profitability. As a result, to execute on our current business plan, we may need to secure additional financing. In the event additional financing is required, we may not be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may need to sell assets or reduce expenditures, or both, and we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

     We must integrate our recent acquisition of OD2. We have not completed integrating OD2’s operations and integration could cause significant diversions of management time and resources.

     We completed the acquisition of OD2 in June 2004. Our business, financial condition and results of operations could be materially adversely affected if we are unable to integrate the operations of OD2 in a timely manner. Our ability to integrate OD2’s operations will depend, in part, on our ability to overcome or address:

•	The difficulties of assimilating the operations and personnel of OD2 and realizing anticipated operational and cost efficiencies without disruption to the ongoing business;

•	Product development challenges, including combining two development platforms for our digital music stores;

•	Operational difficulties, including maintaining customer satisfaction while migrating to a single development platform;

•	Different management styles and prerogatives; and

•	Challenges associated with expanding to international operations, including language, currency and cultural differences.

If we are unsuccessful in these integration efforts, the anticipated benefits of the OD2 transaction may not be realized. If this occurs, our operations and financial position could be materially adversely affected.

     We are required to pay additional consideration in connection with our acquisition of OD2, which can be paid with shares of our common stock only with approval of our stockholders. If we do not obtain stockholder approval, we would not be able to pay, in their entirety, the additional amounts due related to the OD2 transaction in 2005 unless we obtain additional funds through an equity or debt financing transaction.

     We have agreed to pay to the former shareholders of OD2 an additional £9.6 million (approximately $17.3 million based on exchange rates as of September 30, 2004) in deferred payments, and up to £10.0 million (approximately $18.0 million based on exchange rates as of September 30, 2004) in contingent payments. All future payments described above are payable in cash or, at our election, in shares of our common stock, the number of which will be determined based on our volume weighted average share price for a specified period prior to issuance. In accordance with the rules of the Nasdaq Stock Market, approval of our stockholders (excluding shares issued in connection with the OD2 transaction) will be required prior to any election by us to satisfy these payments in shares. A special meeting of our stockholders to consider the proposal to authorize issuance of shares to pay the deferred and contingent payments is scheduled for December 8, 2004. If our stockholders do not approve such issuances, we would not be able to pay, in their entirety, the additional amounts due related to the OD2 transaction in 2005 unless we obtain additional funds through an equity or debt financing transaction. We cannot assure that additional capital or debt will be available to us on acceptable terms, or at all. If we lack necessary cash or debt financing capacity during 2005, we may not only be unable to pay, in their entirety, the scheduled OD2 transaction amounts in 2005 but might also have to delay or abandon some or all of our development plans or otherwise forego market opportunities. Our inability to execute on our strategy could result in increased expenses and decreased revenues, either or both of which could seriously harm our business, results of operations and financial condition subsequent to December 31, 2004.

          If our stockholders approve our issuance of common stock to pay additional consideration in connection with our acquisition of OD2 and we elect to pay such additional consideration with shares of our common stock, the number of shares we would issue in lieu of cash will vary based on the market value of our stock and could result in significant dilution to our stockholders.

          The number of shares we must issue should we elect to pay the deferred consideration and, if any, contingent consideration amounts due to the former OD2 shareholders in shares will vary based upon the volume weighted average share price for a specified period prior to issuance, and any such issuance will have a dilutive effect on the holders of our common stock prior to such issuance. The number of shares to be issued to satisfy the additional £9.6 million (approximately $17.3 million based on exchange rates as of September 30, 2004) in deferred payment obligations will be based upon the volume weighted average share price of our common stock on the Nasdaq SmallCap Market for the 30-day period prior to November 30, 2004, May 31, 2005 and November 30, 2005, in the case of the deferred payments due on those dates, and for the 90-day period prior to January 31, 2005 in the case of the deferred payment due on such date. The number of shares to be issued to satisfy the £10.0 million (approximately $18.0 million based on exchange rates as of September 30, 2004) in contingent payments obligations, if any, will be based upon the volume weighted average share price of our common stock during the six-month period ending on the last day of the corresponding earnout period (i.e., November 30, 2004, May 31, 2005, November 30, 2005, and November 30, 2006).

     The lower the volume weighted average share price during the applicable measurement period or the greater the effective dollar/British pound exchange rate, the more shares of common stock that would be required to be issued and the greater the dilutive effect on existing stockholders. For example, assuming a volume weighted average closing price of $1.08 per share (the closing price per share of our common stock on September 30, 2004) and an exchange rate of $1.809 per British pound sterling (the exchange rate as of September 30, 2004) in effect for each applicable measurement period, if our board determines to satisfy our obligations to make deferred payments and contingent payments by issuing shares of our common stock, we would issue approximately 16.0 million shares to cover all deferred payments, and an additional approximately 16.7 million shares to cover all contingent payments if we were required to make the maximum amount of contingent payments payable to the former OD2 shareholders. For further illustration, based on 81,774,334 shares of our common stock outstanding as of September 30, 2004, and assuming no further intervening issuances of our common stock, the 16.0 million shares issuable to cover the deferred payments would represent 16.4 percent of our currently outstanding common stock following issuance and the 16.7 million shares issuable to cover the contingent payments would represent 17.0 percent of our currently outstanding common stock following issuance. The tables below demonstrate in tabular format the number of shares we would be required to issue to satisfy all of our deferred payment obligations and our maximum potential contingent payment obligation of £10.0 million assuming the specific volume weighted average closing prices of our common stock and the specific dollar/British pound exchange rates set forth in each table.

Deferred Payments (£9.6 million)

Volume Weighted Average Closing	Exchange Rate
Price of Loudeye	$1.44/£	$1.53/£	$1.62/£		$1.98/£	$2.07/£	$2.16/£
Common Stock	(–20%)	(–15%)	(–10%)	$1.7994/£	(+10%)	(+15%)	(+20%)
	Shares to be Issued (in millions)
$0.27 (–75%)	51.2	54.4	57.6	64.0	70.4	73.6	76.8
$0.54 (–50%)	25.6	27.2	28.8	32.0	35.2	36.8	38.4
$0.81 (–25%)	17.1	18.1	19.2	21.3	23.5	24.5	25.6
$1.08	12.8	13.6	14.4	16.0	17.6	18.4	19.2
$1.35 (+25%)	10.2	10.9	11.5	12.8	14.1	14.7	15.4
$1.62 (+50%)	8.5	9.1	9.6	10.7	11.7	12.3	12.8
$1.89 (+75%)	7.3	7.8	8.2	9.1	10.1	10.5	11.0

Contingent Payments (Up to £10.0 million)

Volume Weighted Average Closing	Exchange Rate
Price of Loudeye	$1.44/£	$1.53/£	$1.62/£		$1.98/£	$2.07/£	$2.16/£
Common Stock	(–20%)	(–15%)	(–10%)	$1.7994/£	(+10%)	(+15%)	(+20%)
	Shares to be Issued (in millions)
$0.27 (–75%)	53.3	56.7	60.0	66.6	73.3	76.7	80.0
$0.54 (–50%)	26.7	28.3	30.0	33.3	36.7	38.3	40.0
$0.81 (–25%)	17.8	18.9	20.0	22.2	24.4	25.6	26.7
$1.08	13.3	14.2	15.0	16.7	18.3	19.2	20.0
$1.35 (+25%)	10.7	11.3	12.0	13.3	14.7	15.3	16.0
$1.62 (+50%)	8.9	9.4	10.0	11.1	12.2	12.8	13.3
$1.89 (+75%)	7.6	8.1	8.6	9.5	10.5	11.0	11.4

     We are subject to exchange rate risk in connection with up to £19.6 million in deferred and contingent payments payable to former OD2 shareholder, and in connection with our international operations.

          We are obligated to pay an additional £9.6 million (approximately $17.3 million based on exchange rates as of September 30, 2004) through November 30, 2005, to OD2’s shareholders, plus additional contingent consideration of up to £10.0 million (approximately $18.0 million based on exchange rates as of September 30, 2004) if OD2 achieves certain financial performance targets during the period through November 30, 2006. The payments are to be made in British pounds, and accordingly, we are exposed to risks with changes in the prevailing exchange rate. We may hedge this risk. If we do not hedge against exchange rate risk, any decrease in the value of the U.S. dollar against the British pound will cause a proportional increase in the amount of the future consideration we must pay to the former OD2 shareholders. To the extent we are required to or elect to pay these amounts in cash, the obligations could put significant strains on our cash resources. To the extent we elect to pay these amounts in shares, we could be forced to issue additional shares due to a decline in the U.S. dollar, which would cause further dilution to our stockholders.

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

          We may engage in hedging activities. As foreign currency exchange rates vary, the fluctuations in revenues and expenses may materially impact the financial statements upon consolidation. A weaker U.S. dollar would result in an increase to revenues and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenues and expenses upon consolidation.

     We may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating these future acquisitions may have a material adverse effect on our operating results.

          We have completed a number of acquisitions during the past three fiscal years, and we expect to continue to pursue strategic acquisitions in the future. In March 2004, we completed the acquisition of Overpeer and in June 2004 we completed the acquisition of OD2. Integrating the Overpeer and OD2 acquisitions and completing any potential future acquisitions could cause significant diversions of management time and resources. In the past, we have divested acquired assets, partially as a result of failure of an acquired company’s business to integrate fully with ours, as with the media restoration business of our former Vidipax subsidiary that we acquired in June 2000 and divested in early 2004. Our business, financial condition and results of operations could be materially adversely affected if we are unable to integrate the operations of current or future acquired companies or joint ventures.

          Our ability to integrate operations of acquired companies will depend, in part, on our ability to overcome or address:

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

          If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to at least annual testing for impairment. For example, we recorded in the first quarter 2003 impairments of $5.3 million, $685,000 and $601,000 to goodwill, intangible assets, and property and equipment related to our enterprise communication services and media restoration services business. A significant portion of those impairments related to assets acquired in our acquisition of TT Holding Corp. in November 2002. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be diluted significantly. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. The anticipated benefits of any acquisition may not be realized. If any of the negative events occur, our operations and financial position could be materially adversely affected.

     We have restructured our business and if we are unsuccessful in executing on our revised business strategy, our business, results of operations and financial condition could be seriously harmed.

          We have recently shifted our business plan to offering full-service business-to-business digital media solutions which we have only recently begun to deliver. You should consider our prospects in executing on our revised business strategy in light of the risk, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market segments we serve. As a result of such risks, expenses and difficulties, we may not be successful in:

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

     Our success is dependent on the cooperation, performance and retention of our executive officers and key employees.

          Our business and operations are substantially dependent on the performance of our executive officers and key employees, in particular our chief executive officer and chief financial officer who have worked together for only a relatively short period of time. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

     Our music content licenses are generally for limited terms. If we are unable to reach agreement with recorded music companies to renew our licenses prior to expiration of our existing agreements, especially with the four major recorded music companies, portions of our services could be interrupted and our business and results of operations could be harmed.

     We have digital music download licenses from all four major recorded music companies, EMI Music Marketing, Sony BMG Music Entertainment, UMG Recordings, and Warner Music Group, and numerous independent record labels, and in each case our license grants are for finite terms and require the consent of the label to renew. If we are unsuccessful in securing renewals of these label license agreements before expiration of existing agreements, our digital media services with respect to any one or a number of the labels’ content could be interrupted, and our business and results of operations could be harmed.

     Our music content licenses could result in operational complexity that may divert resources or make our business more expensive to conduct.

     The large number of licenses that we need to maintain in order to expand our music-related services creates operational difficulties in connection with tracking the rights that we have acquired and the complex structures under which we have royalty obligations. In addition, in some circumstances, we are responsible for tracking and remitting royalties to professional rights organizations, such as ASCAP, BMI or SESAC, both in the U.S. and abroad, which adds to the complexity of the royalty structure in which we operate. Our licensing agreements typically allow the third party to audit our royalty tracking and payment mechanisms to ensure that we are accurately reporting and paying royalties owed. If we are unable to accurately track amounts that we must pay to the numerous parties with whom we have licenses in connection with each delivery of digital music services or if we do not deliver the appropriate payment in a timely fashion, we may risk financial penalties and/or termination of licenses.

     We rely on strategic relationships to promote our services and for access to licensed technology; if we fail to maintain or enhance these relationships, our ability to serve our customers and develop new services and applications could be harmed.

          Our ability to provide our services to users of multiple technologies and platforms depends significantly on our ability to develop and maintain our strategic relationships with key streaming media technology companies and content providers. We rely on these relationships for licensed technology and content. We also rely on relationships with major recorded music companies for our music content licensing strategy. Obtaining comprehensive music content licenses is challenging, as doing so may require us to obtain copyright licenses with various third parties in the fragmented recorded music and publishing industries. These copyrights often address differing activities related to the delivery of digital media, including reproduction and performance, some of which may require separate licensing arrangements from various rights holders such as publishers, artists and record labels. The effort to obtain the necessary rights by such third parties is often significant, and could disrupt, delay, or prevent us from executing our business plans. Because of the large number of potential parties from which we must obtain licenses, we may never be able to obtain a sufficient number of licenses to allow us to provide services that will meet our customers’ expectations.

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

          We face intense and increasing competition in the global digital media services market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for digital media services, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

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

          Competition in our core business-to business digital media services comes primarily from in-house efforts by our potential customers, but also comes from companies such as MusicNet and Liquid Digital. Competitors for our anti-piracy services business include MediaDefender and Media Sentry. In addition, our customers for digital media distribution services face competition from other providers of digital distribution services to customers including Apple Computer Inc.’s iTunes, Roxio Inc.’s Napster, RealNetworks Inc.’s Rhapsody, MusicNet, Inc. and Sony Connect Inc. Many of our competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors’ products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

     We face competition from “free” peer-to-peer services such as eDonkey, KaZaA and Morpheus, from emerging paid online music services delivered electronically, and from traditional retail music distributors.

          The online music services of our customers face significant competition from “free” peer-to-peer services, such as MetaMachine Inc.’s eDonkey, Sharman Network Inc.’s KaZaA, StreamCast Networks, Inc.’s Morpheus, Grokster, Ltd. and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. The legal status of these “free” services is uncertain, because although some courts have found that these services violate copyright laws, other services such as Grokster have been found to not violate any copyright laws. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.

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

          A limited number of customers have accounted for a majority of our revenues and may continue to do so for the foreseeable future. During the nine months ended September 30, 2004, Microsoft Corporation accounted for 14% of our revenues. During 2003, The Coca-Cola Company accounted for approximately 11% of our revenues and Microsoft Corporation accounted for 6% of our revenues. A significant portion of our revenues from The Coca-Cola Company related to media restoration services which we ceased providing with our sale of that business in early 2004. We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to complete or deliver a project on a timely basis during a given quarter is likely to significantly reduce revenues. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing and broadening our customer base, our business could be harmed.

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

          We cannot provide assurance that third parties will not claim infringement by us with respect to past, current, or future technologies. The music industry in particular has recently been the focus of infringement claims. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. In addition, these risks are difficult to quantify in light of the continuously evolving nature of laws and regulations governing the Internet. Any claim relating to proprietary rights, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements, and we can not assure you that we will have adequate insurance coverage or that royalty or licensing agreements will be available on terms acceptable to us or at all.

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

          Our services are highly complex and are designed to be deployed in and across numerous large complex networks. Our digital distribution activities are managed by sophisticated software and computer systems. From time to time, we have needed to correct errors and defects. In addition, we must continually develop and update these systems over time as our business and business needs grow and change and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors and defects that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Websites could be less attractive to such entities or individuals and our business could be harmed.

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

     We have identified material weaknesses in our internal control over financial reporting.

          Our audit committee was advised by PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm for the period from June 6, 2002 through August 31, 2004, that during their review of our unaudited interim financial statements for the quarter ended June 30, 2004 they had identified material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting. These matters are:

•	Insufficiently skilled personnel compounded by a lack of human resources and expected near-term significant turnover with Loudeye’s accounting and financial function. Also, Loudeye must improve controls surrounding adequate monitoring and oversight of the work performed by accounting and financial reporting personnel.

•	Insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.

          These material weaknesses result in deficiencies in the processes, procedures and competencies within our accounting and financial reporting function and contributed to post-closing adjustments and delays in the completion and filing of our June 30, 2004 Form 10-Q. Although we are undertaking a number of initiatives to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. In addition, we may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

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

          We sell our products worldwide. As a result of our acquisition of OD2, we have substantial operations in the United Kingdom, France, Germany and Italy. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

•	Changes in tariff regulations;

•	Political instability, war, terrorism and other political risks;

•	Foreign currency exchange rate fluctuations;

•	Establishing and maintaining relationships with local distributors and dealers;

•	Lengthy shipping times and accounts receivable payment cycles;

•	Import and export licensing requirements;

•	Compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

•	Greater difficulty in safeguarding intellectual property than in the U.S.;

•	Challenges caused by distance, language and cultural differences;

•	Potentially adverse tax consequences;

•	Difficulty in staffing and managing geographically diverse operations; and

•	Higher costs associated with doing business internationally.

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

Risks Related to Our Industry

     Digital media distribution services in general are new and rapidly evolving and may not prove to be viable business models.

          Digital media distribution services are a relatively new business model for delivering digital media over electronic mediums, including the Internet. It is too early to predict whether consumers will accept online music services in significant numbers and accordingly whether the services will be financially viable. If digital media distribution services do not prove to be popular with consumers, or if these services cannot sustain any such popularity, our business and prospects would be harmed.

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

     The growth of our business depends on the increased use of the Internet and wireless networks for communications, electronic commerce and advertising.

          The growth of our business depends on the continued growth of the Internet and wireless networks as a medium for media consumption, communications, electronic commerce and advertising. Our business will be harmed if such usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet and wireless networks as viable commercial channels, and identifying additional viable revenue models for digital media-based businesses. We believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service, and necessary increases in bandwidth availability and access on an affordable basis, remain largely unresolved and may affect the amount and type of business that is conducted over such mediums, and may adversely affect our ability to sell our products and services and ultimately impact our business results and prospects.

          If usage of the Internet and wireless networks grows, the respective infrastructure may not be able to support the demands placed on them by such growth, specifically the demands of delivering high-quality media content. As a result, the performance and reliability of such mediums may decline. In addition, the Internet and wireless networks have experienced interruptions in service as a result of outages, system attacks and other delays occurring throughout the relevant network infrastructure. If these outages, attacks or delays occur frequently or on a broad scale in the future, overall usage, as well as the usage of our products and services could grow more slowly or decline.

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

          The Digital Millennium Copyright Act, or DMCA, includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which are determined by arbitration proceedings, known as CARP proceedings, supervised by the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under U.S. copyright law are pending. We cannot predict the outcome of these CARP proceedings and may elect instead to directly license music content for our subscription and/or non-subscription services, either alone or in concert with other affected companies.

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

          Many of our products are interactive applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products send information to servers. Many of the services we provide also require that a user provide certain information to us. We post an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. Any failure by us to comply with our posted privacy policy and existing or new legislation regarding privacy issues could impact the market for our products and services, subject us to litigation and harm our business.

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

     We have identified material weaknesses in our internal controls over financial reporting which will likely result in an adverse opinion on internal controls being issued by our auditors in connection with their annual attestation process. This could have a negative impact on our stock price.

          Section 404 of the Sarbanes-Oxley Act of 2002 requires our auditors to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of its internal controls. We have identified two material weaknesses in our internal controls over financial reporting as of June 30 and September 30, 2004. It is unlikely that we will be able to remediate these material weaknesses in sufficient time to permit testing of our documentation and remediation efforts relating to these material weaknesses. If we are unable to remediate the weaknesses in a manner that permits testing of the effectiveness of these remediation efforts, our auditors could be required to issue an adverse opinion on our internal controls. An adverse opinion on our internal controls could have a negative impact on our stock price. Because opinions on internal controls have not been required in the past, it is uncertain what impact an adverse opinion would have upon our stock price.

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

          As of September 30, 2004, we had on file with the SEC effective registration statements for a total of approximately 30 million shares for resale by selling stockholders, representing approximately 36.7% of our common stock then outstanding. The selling stockholders under effective registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume.

          We are obligated to file a registration statement covering the resale of 13,949,849 shares issued or issuable by us in our acquisition of OD2. We also are obligated to register any additional shares we may issue to satisfy up to £19.6 million (approximately $35.3 million based on exchange rates as of September 30, 2004) of deferred and contingent payment obligations.

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

     If our stock price trades below $1.00 per share for an extended period of time we may be delisted from the Nasdaq SmallCap Market

     Recently, our common stock has traded at prices below $1.00 per share. If our stock price trades below $1.00 per share for an extended period, it may be delisted from the Nasdaq SmallCap Market, which would have an adverse effect on our business and on the trading of our common stock. In order to maintain compliance with Nasdaq SmallCap listing standards, we may consider several strategies, including without limitation a reverse stock split. We cannot predict what effect a reverse stock split would have on the market price of our common stock or our ability to maintain compliance with the listing standards of the Nasdaq SmallCap market. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

     Recently enacted and proposed changes in securities laws and regulations will increase our costs.

     The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the Securities and Exchange Commission and Nasdaq require changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements will increase our legal and financial compliance costs, and make some corporate actions more difficult, such as proposing new or amendments to stock option plans, which now require shareholder approval. These developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

     If proposed accounting regulations that require companies to expense stock options are adopted, our earnings will decrease and our stock price may decline.

          A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Board (FASB) has indicated that possible rule changes requiring expensing of stock options will be adopted in December 2004, with an effective date beginning in third quarter 2005. Currently, we include such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States, but do not include stock option expense for employee options in our reported financial statements. If accounting standards are changed to require us to expense stock options, our reported earnings will decrease significantly and our stock price could decline.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial results could be affected by factors such as changes in interest rates, changes in foreign exchange rates and fluctuations in the stock market. As a substantial percentage of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We presently do not use derivative instruments to hedge our risks.

     We are obligated to pay £9.6 million (approximately $17.3 million based on exchange rates as of September 30, 2004) through November 30, 2005, to OD2’s shareholders. We are also obligated to pay additional contingent consideration of up to £10.0 million (approximately $18.0 million based on exchange rates as of September 30, 2004) if OD2 achieves certain financial performance targets during the period through November 30, 2006. The payments are to be made in British pounds, and accordingly, we are exposed to risks with changes in the prevailing exchange rate. We may hedge this risk. If we do not hedge against exchange rate risk, any decrease in the value of the U.S. dollar against the British pound will cause a proportional increase in the amount of the future consideration we must pay to the former OD2 shareholders.

     In addition, the results of operations of OD2 are exposed to foreign exchange rate fluctuations as the financial results of this subsidiary are translated from the local currency to U.S. dollars upon consolidation. Because of the significance of the operations of OD2 to our consolidated operations, as exchange rates vary, revenues and other operating results, when translated, may differ materially from our prior performance and our expectations. In addition, because of the significance of our international operations, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our products and further negatively impact the results of our operations in a material and adverse manner. As a result of these market risks, the price of our stock could decline significantly and rapidly.

     We currently do not engage in any hedging activities. As foreign currency exchange rates vary, the fluctuations in revenues and expenses may materially impact the financial statements upon consolidation. A weaker U.S. dollar would result in an increase to revenues and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenues and expenses upon consolidation.

     Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our cash and investment balances of $24.8 million at September 30, 2004, a one percent change in interest rates would cause a change in interest income of $248,000 per year. Due to the investment grade level of our investments, we anticipate no material market risk exposure. In addition, interest on our term loan is based on the prime rate. Based on the $2.3 million balance outstanding at September 30, 2004, a one percent increase in the prime rate would increase our interest expense by $225,000 per year.

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

Item 4: CONTROLS AND PROCEDURES

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

     As required by SEC Rule 13a-15(b), management conducted an evaluation with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2004.

     Management has assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. Specific initiatives with respect to our disclosure controls and procedures and actions to address the material weaknesses described above that we will undertake through December 31, 2004, include the following among others:

•	Our first priority has been to hire additional qualified staff for our finance and accounting departments. We have engaged two outside recruiting firms to assist us in our search for qualified accounting and finance personnel. Three individuals (including a director-financial planning and analysis, a director-financial reporting and an assistant controller) joined our finance and accounting staff on October 4, 2004. Each of these individuals has at least nine years of financial accounting experience, including experience working with companies subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. To further augment our accounting and finance departments, we hired two additional individuals on November 1, 2004, and our goal is to hire one to two additional qualified individuals during the fourth quarter 2004. We anticipate that the integration process for our newly-hired individuals will continue into the first quarter 2005. Once our hiring process is completed, our accounting staff will consist of significantly more qualified accounting and finance personnel than was the case during the period that the material weaknesses were identified.

•	We continue to review and revise a number of our disclosure and accounting policies and procedures, including internal employee training, to strengthen and establish greater uniformity in their application. We began implementing revised policies and procedures and training with respect thereto beginning in October 2004, coinciding with the start date of the additional personnel for our finance and accounting departments that we have hired. Our training programs are focused on our newly hired and continuing finance and accounting personnel, as well as other employees within our organization. These training programs are being designed to emphasize the duties and responsibilities of employees with respect to internal controls over financial reporting and disclosure controls and procedures. Specifically, our training programs include training regarding segregation of duties, contract approval processes and documentation, document retention policies and identification and treatment of public company disclosure matters.

•	In May 2004, we engaged an outside consulting firm to advise us on internal control matters. Together with our outside consultants, we have established a multiple-phase remediation process. These phases include risk assessment and planning, control documentation, control gap remediation, information technology audit, identification of key controls, test plan development and testing and development of a monitoring plan. At present, we have substantially completed the risk assessment and planning and we are in the process of updating our control documentation. In September 2004, we began designing a plan to improve our staffing, documentation and segregation of duties functions within our finance and accounting departments. This process continued into November 2004. Our goal is to complete the remaining phases of the documentation and remediation process with our outside consultants by the end of 2004. We will begin implementation of testing and monitoring of these controls and procedures, in particular as implemented among our new staff within the finance and accounting department, in the first quarter 2005.

•	During the fourth quarter 2004, we will continue our internal control review process to remediate the internal control material weaknesses identified above by PwC.

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

     Management estimates that we will incur additional costs in connection with our remediation efforts including recruiting costs, outside advisor fees, incremental personnel costs, interim personnel costs and severance. Management estimates that these costs will amount to approximately $750,000 through the end of the first quarter 2005, including approximately $175,000 of severance costs.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held an annual meeting of our stockholders on July 22, 2004. Of the 69,955,166 shares outstanding as of the record date for the annual meeting, 57,295,684 shares, or 81.9% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy.

1)	At the annual meeting, James R. Kuster and Johan C. Liedgren were each elected to serve as Class 1 members of our board of directors, each to hold office for a three-year term or until his successor is elected and qualified. Each of the incumbent Class 1 directors who stood for reelection was elected with the following voting results:

Nominee	Votes For	Votes Withheld
James R. Kuster	55,838,382	1,457,302
Johan C. Liedgren	56,363,574	932,110

2)	A proposal to amend the 2000 Stock Option Plan, or Plan, to increase the total authorized shares under the Plan to 17,416,137, passed with the following results:

Votes For	Votes Against	Abstain	Broker Non Votes
18,423,794	9,060,693	60,133	29,751,064

3)	A proposal to increase our authorized number of shares of common stock, par value $0.001 per share, from 100,000,000 to 150,000,000, passed with the following results:

Votes For	Votes Against	Abstain	Broker Non Votes
56,168,388	1,094,787	32,509	0

ITEM 6: EXHIBITS

2.1	Form of Promissory Note issued to certain former shareholders of On Demand Distribution Limited

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Loudeye Corp. as filed with the Secretary of State of the State of Delaware on May 29, 2004

10.1	2000 Stock Option Plan, as amended June 4, 2004

10.2	On Demand Distribution Limited Employee Share Option Plan

10.3	Form of Option Exchange Agreement for executive former optionees of On Demand Distribution Limited, including Charles Grimsdale

10.4	Form of Option Exchange Agreement for non-executive former optionees of On Demand Distribution Limited

10.5	Director’s Service Agreement dated June 31, 2004, between Charles Grimsdale and On Demand Distribution Limited

10.6	Offer Letter dated February 18, 2004, between Marc Morgenstern and Loudeye Corp.

31.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Lawrence J. Madden, Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Lawrence J. Madden, Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, November 15, 2004.

LOUDEYE CORP.

BY:	/s/ Jeffrey M. Cavins

Jeffrey M. Cavins
President and Chief Executive Officer
Principal Executive Officer)

BY:	/s/ Lawrence J. Madden

Lawrence J. Madden
Executive Vice President and Chief Financial officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Form of Promissory Note issued to certain former shareholders of On Demand Distribution Limited

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Loudeye Corp. as filed with the Secretary of State of the State of Delaware on May 29, 2004

10.1	2000 Stock Option Plan, as amended June 4, 2004

10.2	On Demand Distribution Limited Employee Share Option Plan

10.3	Form of Option Exchange Agreement for executive former optionees of On Demand Distribution Limited, including Charles Grimsdale

10.4	Form of Option Exchange Agreement for non-executive former optionees of On Demand Distribution Limited

10.5	Director’s Service Agreement dated June 21, 2004, between Charles Grimsdale and On Demand Distribution Limited

10.6	Offer Letter dated February 18, 2004, between Marc Morgenstern and Loudeye Corp.

31.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Lawrence J. Madden, Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Lawrence J. Madden, Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002