Form 10-Q/A
period 2004-09-30
LOUDEYE CORP
filed 2004-11-23
CIK 1064648

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

Loudeye Corp.

Form 10-Q/A Quarterly Report
For the Quarter Ended September 30, 2004

EXPLANATORY NOTE

     This Amendment No. 1 to the Loudeye’s quarterly report on Form 10-Q for the period ended September 30, 2004, is being filed as an amendment to Loudeye’s quarterly report on Form 10-Q for the period ended September 30, 2004, as initially filed with the Securities and Exchange Commission on November 15, 2004 (the “Original Report”), to reflect the following amendments (all amounts in thousands except as otherwise indicated):

•	In Note 5 to Notes to Condensed Consolidated Financial Statements beginning on page 16, we made the following amendments relating to our acquisition of On Demand Distribution Limited (“OD2”):

•	In the lead-in to the table appearing on page 18 disclosing the preliminary purchase price allocation at June 22, 2004 and September 30, 2004, we clarified that the September 30, 2004 amounts are based on exchange rates as of June 22, 2004.

•	In the lead-in to the table appearing on page 19 disclosing the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with our acquisition of OD2 as of June 22, 2004 and September 30, 2004, we clarified that the September 30, 2004 amounts are based on exchange rates as of June 22, 2004.

•	In the same table of fair values of the assets acquired and liabilities assumed appearing on page 19, we corrected the amount of goodwill as of September 30, 2004 from $35,629 to $36,262, and we corrected the amount of current liabilities as of September 30, 2004 from $6,196 to $6,829.

•	In the pro forma financial information table appearing on page 20, we corrected the pro forma total revenues for the nine months ended September 30, 2004 from $14,428 to $14,149, pro forma net loss for the nine months ended September 30, 2004 from $(17,689) to $(21,930) and the pro forma basic and diluted net loss per share for the nine months ended September 30, 2004 from $(0.25) to $(0.31). We corrected pro forma net loss for the nine months ended September 30, 2003 from $(23,280) to $(22,269), pro forma basic and diluted net loss per share for the nine months ended September 30, 2003 from $(0.49) to $(0.47). We corrected pro forma net loss for the three months ended September 30, 2003 from $(3,853) to $(4,017).

•	In Note 9 to Notes to Condensed Consolidated Financial Statements on page 22 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Legal Proceedings on page 35, we added the following additional disclosure relating to the patent infringement lawsuit brought by Altnet, Inc., and others against Loudeye, its Overpeer subsidiary, Marc Morgenstern, one of our executive officers, and others: On November 17, 2004 the court granted the motion and dismissed the complaint against Mr. Morgenstern with prejudice and dismissed the complaint against Loudeye and Overpeer. The plaintiffs have 10 days from November 17, 2004 to amend their complaint against Loudeye and Overpeer.

•	In Note 10 to Notes to Condensed Consolidated Financial Statements beginning on page 23 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources appearing on page 27, we enhanced the disclosure to state that the notice we received from Silicon Valley Bank regarding our loan agreement related to non-compliance with two restrictive financial covenants that require Loudeye to maintain a certain quick ratio and a minimum tangible net worth, each as defined by the loan agreement. The enhanced disclosure also clarifies that the non-compliance was a result of the accrued acquisition consideration we incurred in connection with our acquisition of OD2. The text of the revised disclosure appearing on pages 23 and 27 hereof is as follows:

     Loudeye was notified by Silicon Valley Bank on October 7, 2004 that it was not in compliance with two restrictive financial covenants that require Loudeye to maintain a certain quick ratio and a minimum tangible net worth, each as defined by the loan agreement. This noncompliance was a result of the accrued acquisition consideration we incurred in connection with our acquisition of OD2. Loudeye subsequently established a certificate of deposit in the amount of $2.2 million, which was equal to the outstanding loan balance. As a result, Loudeye was notified by Silicon Valley Bank on October 11, 2004 that it had cured the default within the cure period.

•	In Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources—Acquisition of On Demand Distribution Limited beginning on page 27, we made the following amendments relating to our acquisition of OD2:

•	On a pro forma basis, we clarified on page 30 that in addition to the $35.7 million purchase price recorded at September 30, 2004, OD2’s deficit in net tangible assets at acquisition of $3.5 million, rather than $2.8 million as stated in the Original Report, was reflected as an additional component of the consideration we paid for OD2, and the acquisition price would have been approximately $44.9 million, rather than $45.0 million as stated in the Original Report.

•	In the table summarizing the pro forma initial purchase price, we corrected deficit in net tangible assets from $3,572 to $3,501, and we corrected the total amount of initial purchase consideration from $44,973 to $44,902.

•	In the narrative period-to-period comparisons contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Results of Operations beginning on page 31, we made the following changes:

•	Under the heading Revenues appearing on page 32, we clarified that revenues from digital distribution services for the three and nine months ended September 30, 2004 increased primarily due to the inclusion of a full quarter of revenues from OD2. We also deleted a sentence contained in the Original Report that referenced the time period during which we began providing digital distribution services.

•	Under the heading Research and Development appearing on page 33, we added language clarifying that the increase in research and development expenses for the three and nine months ended September 30, 2004 as compared with the comparable prior year periods was primarily as a result of the inclusion of a full quarter of OD2 research and development expenses.

•	Under the heading General and Administrative appearing on page 33, we clarified the disclosure to state that we anticipate general and administrative expenses for the remainder of 2004 will approximate levels in the prior year quarter.

•	In Item 3: Quantitative and Qualitative Disclosures about Market Risk, beginning on page 57, we corrected the impact of a one percent (1%) increase in the prime rate on our interest expense relating to the $2.3 million balance at September 30, 2004 on our outstanding term loan from $225,000 to $22,500.

•	The exhibit lists on pages 61 and 63 have been updated to indicate those exhibits that were filed as an exhibit to the Original Report as initially filed with the Securities and Exchange Commission on November 15, 2004.

In addition to these changes, we made several grammatical and clerical corrections which do not effect the substance of the disclosure contained in the Original Report. No other information contained in the Original Report has been updated by this Amendment No. 1.

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

LOUDEYE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES	$5,080	$2,811	$10,202	$9,024
COST OF REVENUES(1)	3,480	1,562	6,725	5,788

Gross profit	1,600	1,249	3,477	3,236
OPERATING EXPENSES
Research and development (1)	1,325	399	2,668	1,368
Sales and marketing (1)	1,478	486	2,949	2,867
General and administrative (1)	3,798	1,614	7,990	6,106
Amortization of intangibles and other assets	325	157	591	943
Stock-based compensation (1)	21	723	186	954
Special charges — goodwill impairments	—	—	—	5,307
Special charges — other	350	—	300	3,130

Total operating expenses	7,297	3,379	14,684	20,675
OPERATING LOSS	(5,697)	(2,130)	(11,207)	(17,439)
OTHER INCOME (EXPENSE), net
Interest income	139	75	325	262
Interest expense	(46)	(83)	(176)	(180)
Increase in fair value of common stock warrants	—	(222)	—	(222)
Gain on sale of media restoration business	273	—	113	—
Other income, net	—	20	186	119

Total other income (expense)	366	(210)	448	(21)

NET LOSS	$(5,331)	$(2,340)	$(10,759)	$(17,460)

Net loss per share — basic and diluted	$(0.07)	$(0.05)	$(0.15)	$(0.37)

Weighted average shares — basic and diluted	79,285	50,401	71,149	47,659

(1)	Stock-based compensation, consisting of amortization of deferred stock-based compensation and the fair value of options issued to non-employees for services rendered, is allocated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Cost of revenues	$44	$37	$82	$44
Research and development	19	27	70	32
Sales and marketing	(5)	26	45	38
General and administrative	7	671	71	884

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

LOUDEYE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine months ended
	September 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(10,759)	$(17,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,063	2,023
Special charges and other non cash items	(67)	6,568
Stock-based compensation	244	998
Foreign currency transaction adjustment	(183)	—
Increase in fair value of common stock warrants	—	222
Changes in operating assets and liabilities, net of amounts acquired in purchases of businesses:
Accounts receivable	(3,048)	(48)
Prepaid expenses and other assets	(4)	1,073
Accounts payable	837	8
Accrued compensation, benefits and other expenses	(659)	(266)
Accrued special charges	(749)	(1,420)
Deferred revenue	2,534	935
Assets and liabilities held for sale	—	341

Net cash used in operating activities	(9,791)	(7,026)

INVESTING ACTIVITIES
Purchases of property and equipment	(4,412)	(53)
Proceeds from sales of property and equipment	—	183
Cash paid for acquisition of businesses and technology, net	(555)	(82)
Assets and liabilities held for sale	996	—
Payments received on loans made to related party and related interest	—	1,187
Purchases of marketable securities	(16,046)	(7,850)
Sales of marketable securities	10,211	6,321

Net cash used in investing activities	(9,806)	(294)

FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of stock options	222	1,838
Proceeds from private equity financing, net	18,934	11,568
Proceeds from line of credit	—	3,727
Principal payments on long-term debt, line of credit and capital lease obligations	(2,280)	(3,269)
Repurchase of common stock	—	(426)

Net cash provided by financing activities	16,876	13,438

Effect of foreign currency translation on cash	(324)	—

Net increase (decrease) in cash and cash equivalents	(3,045)	6,118
Cash and cash equivalents, beginning of period	12,480	1,780

Cash and cash equivalents, end of period	$9,435	$7,898

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

     The following table summarizes the activity in accrued special charges during the nine months ended September 30, 2004 (in thousands):

Facilities- related
charges
Balance, December 31, 2003.	$1,670
Additional accruals	350
Payments	(1,099)
Adjustments	(50)

Balance, September 30, 2004	$871

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

     Based on management’s internal analysis, excluding the impact of the escrow shares and 15% additional consideration discussed above, as of September 30, 2004 Loudeye has preliminarily recorded $35.7 million of net assets in connection with the transaction consisting of upfront stock consideration, including the assumption of OD2 options, deferred consideration, cash obligations to retire certain liabilities, and Loudeye’s transaction related expenses. As of June 22, 2004, the initial purchase price excluded minority interest related to the acquisition and included preliminary estimates of certain transaction consideration. Because OD2 had a deficit in net worth at acquisition, the 7% minority interest that Loudeye had not yet acquired was not reflected in Loudeye’s consolidated balance sheet at June 30, 2004. As of August 17, 2004, Loudeye subsequently acquired the remaining 7% of OD2’s shares and adjusted certain transaction consideration based upon current information. The initial purchase price can be summarized at June 22, 2004 and September 30, 2004 (based on exchange rates as of June 22, 2004) as follows (amounts in thousands):

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

     The following table summarizes as of June 22, 2004 and September 30, 2004 (based on exchange rates as of June 22, 2004), the preliminary estimated fair values of the assets acquired and liabilities assumed, along with the preliminary estimated useful lives of property and equipment and intangible assets, based upon management’s internal analysis, which have been recorded in Loudeye’s digital media services segment (in thousands):

	Purchase Price Allocation
			Useful
	June 22, 2004	Sept. 30, 2004	Life
Current assets	$2,700	$2,700
Property and equipment	629	629	1-3 years
Goodwill	33,598	36,262
Acquired technology	2,970	2,970	3 years
Current liabilities	(6,196)	(6,829)

Total purchase price allocation	$33,701	$35,732

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

     Pro forma financial information

     The following table presents the unaudited pro forma results of Loudeye for the three and nine months ended September 30, 2004 and 2003 assuming Loudeye had acquired OD2 and Overpeer at the beginning of each period (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Total revenues	$5,080	$4,165	$14,149	$11,956
Net loss	(5,331)	(4,017)	(21,930)	(22,269)
Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.31)	$(0.47)

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

     With the GSA Contracts assigned to the purchaser, the remaining $300,000 of the $1.2 million originally held in escrow was released during third quarter 2004 upon the execution of an agreement relating to certain rights associated with certain equipment owned by a third party and a net gain of $273,000 was recorded during the third quarter 2004.

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

8. SEGMENT INFORMATION

     Loudeye operates in two business segments, Digital Media Services and Media Restoration Services. As described in Note 6, Loudeye transferred the assets and certain liabilities of its media restoration services business on January 30, 2004, and completed the sale on May 17, 2004. The following information summarizes Loudeye’s segments (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Digital media services	$5,080	$2,407	$9,905	$7,566
Media restoration services	—	404	297	1,458

Total revenue	$5,080	$2,811	$10,202	$9,024

Net income (loss)
Digital media services	$(5,604)	$(2,010)	$(10,822)	$(16,086)
Media restoration services	273	(330)	63	(1,374)

Total net loss	$(5,331)	$(2,340)	$(10,759)	$(17,460)

	September 30, 2004	December 31, 2003
Total assets
Digital media services	$80,121	$25,829
Media restoration services	—	1,215

Total assets	$80,121	$27,044

9. CONTINGENCIES

     Legal Proceedings

     On September 10, 2004, Loudeye was served in a patent infringement lawsuit brought by Altnet, Inc., and others against Loudeye, its Overpeer subsidiary, Marc Morgenstern, one of our executive officers, the Recording Industry Association of America and others. The complaint, filed in federal district court in Los Angeles, California, involves two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy solutions offered by Loudeye’s Overpeer subsidiary infringe the patents in question. The complaint does not state a specific damage amount. On November 1, 2004, Loudeye filed a motion to dismiss the complaint. On November 17, 2004 the court granted the motion and dismissed the complaint against Mr. Morgenstern with prejudice and dismissed the complaint against Loudeye and Overpeer. The plaintiffs have 10 days from November 17, 2004 to amend their complaint against Loudeye and Overpeer. To the extent the complaint is amended, Loudeye has indicated it intends to defend itself, Overpeer and Mr. Morgenstern vigorously against the allegations contained in the complaint. At present, Loudeye cannot assess the probability of an unfavorable outcome or the magnitude of any such outcome.

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

10. SUBSEQUENT EVENTS

     Loudeye was notified by Silicon Valley Bank on October 7, 2004 that it was not in compliance with two restrictive financial covenants that require Loudeye to maintain a certain quick ratio and a minimum tangible net worth, each as defined by the loan agreement. This noncompliance was a result of the accrued acquisition consideration we incurred in connection with our acquisition of OD2. Loudeye subsequently established a certificate of deposit in the amount of $2.2 million, which was equal to the outstanding loan balance. As a result,

Loudeye was notified by Silicon Valley Bank on October 11, 2004 that it had cured the default within the cure period.

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

     We were notified by Silicon Valley Bank on October 7, 2004, that we were not in compliance with two financial restrictive financial covenants that require us to maintain a certain quick ratio and a minimum tangible net worth, each as defined in the loan agreement. This noncompliance was a result of the accrued acquisition consideration we incurred in connection with our acquisition of OD2. We subsequently established a certificate of deposit in the amount of $2.2 million, which was equal to the outstanding loan balance. As a result, we were notified by Silicon Valley Bank on October 11, 2004 that we had cured the default within the cure period. If the certificate of deposit is outstanding as of December 31, 2004, we will reflect it as restricted cash on our December 31, 2004 balance sheet.

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

     The consideration for the transaction consisted of the following elements:

•	From a financial accounting perspective, we issued 9,065,919 shares of our common stock on June 22, 2004 and 599,259 shares of our common stock on August 25, 2004 to existing OD2 shareholders and option holders. On a pro forma basis, as of September 30, 2004, we issued a total of 11,737,547 shares of our common stock, which includes 2,072,369 shares held in escrow described further below.

•	We expect to issue up to 2,212,302 additional shares of our common stock, representing shares to be issued to OD2 option holders issuable upon exercise of OD2 options which we assumed.

•	Certain of OD2’s principal shareholders agreed to have an aggregate of 15% of the total consideration payable in the transaction held in escrow by us for 18 months to satisfy claims we may have with respect to breaches of representations, warranties and covenants, indemnification claims and working capital adjustments. As of September 30, 2004, we had issued and placed in escrow 2,072,369 shares of our common stock to 17 former OD2 shareholders who had tendered their shares of OD2 stock as of that date. We are obligated to issue and place into escrow an additional 20,131 shares of our common stock to one individual upon his tendering his outstanding shares of OD2 stock.

•	We paid approximately $900,000 in cash to retire certain liabilities as of September 30, 2004, and are obligated to pay an additional $1.0 million to retire additional liabilities.

•	From a financial accounting perspective we are obligated to pay an additional £8.3 million (approximately $14.8 million based on exchange rates as of September 30, 2004), through November 30, 2005. On a pro forma basis, the full amount of the additional consideration we are obligated to pay totals £9.6 million (approximately $17.3 million based on exchange rates as of September 30, 2004). The table below compares additional cash consideration to be paid to OD2 shareholders as reflected in our financial statements to the amount management believes we will be required to pay, which includes minority interest and the 15% additional consideration to be paid into escrow.

Amounts reflected in financial
statements, which excludes
minority interest and amounts
	to be held in escrow	Full consideration payable
Payment Date	(approximate, amounts in millions)	(approximate, amounts in millions)
November 20, 2004	£1.1, or $1.9	£1.2, or $2.2
January 31, 2005.	£4.0, or $7.2	£4.7, or $8.4
May 31, 2005	£1.1, or $1.9	£1.2, or $2.2
November 30, 2005	£2.1, or $3.8	£2.5, or $4.5
Total	£8.3, or $14.8	£9.6, or $17.3

•	15% of the total additional consideration that we are required to pay to the OD2 shareholders through November 30, 2005, or approximately $2.6 million, will be placed into escrow along with the escrow shares.

•	We are obligated to pay an additional contingent consideration of up to £10.0 million (approximately $18.0 million based on exchange rates as of September 30, 2004) if OD2 achieves certain financial performance targets during the period through November 30, 2006.

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

     From a financial accounting perspective, the escrow shares and the 15%, or approximately $2.6 million, of additional consideration described above are not recorded as liabilities and the value of the shares held in escrow and the 15% additional consideration was not included in determining the cost of acquiring OD2 as of June 30, 2004, or September 30, 2004, since the resolution of the escrow shares and 15% additional consideration is still pending. We will reflect the escrow shares as outstanding and the liability relating to the 15% additional consideration as accrued and record the value of both as additional costs of acquiring OD2 upon the earlier of the expiration of the 18 month escrow period (to the extent such shares and additional consideration are released from escrow) or when management believes beyond a reasonable doubt that we will not state a claim pursuant to the terms of the escrow.

     The number of shares issued and to be issued upon exercise of options of 13,949,849 constituted approximately 19.9% of Loudeye’s outstanding shares of common stock at the commencement of the tender offer.

     Based on management’s internal analysis, excluding the impact of the escrow shares and 15% additional consideration discussed above, as of September 30, 2004 we have preliminarily recorded $35.7 million of net assets in connection with the transaction consisting of upfront stock consideration, including the assumption of OD2 options, deferred consideration, cash obligations to retire certain liabilities, and our transaction related expenses. As of June 22, 2004, the initial purchase price excluded the 7% minority interest that Loudeye had not yet acquired related to the acquisition and included preliminary estimates of certain transaction consideration. As of August 17, 2004, we subsequently acquired the remaining 7% of OD2’s shares and adjusted certain transaction consideration based upon current information. The initial purchase price can be summarized at June 22, 2004 and September 30, 2004 as follows (amounts in thousands):

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

     In addition to the $35.7 million purchase price recorded at September 30, 2004, if

•	the 2,072,369 shares of common stock held in escrow by us were treated as outstanding,

•	the 15% of additional escrow consideration to be paid by us were treated as a liability, and

•	OD2’s deficit in net tangible assets at acquisition of $3.5 million was reflected as an additional component of consideration,

then the acquisition price would have been approximately $44.9 million, including the shares and additional consideration paid into escrow. The initial purchase consideration would be summarized as follows (amounts in thousands):

Assumption of certain liabilities	$1,878
Deficit in net tangible assets	3,501
Upfront stock consideration	14,015
Stock to be issued upon exercise of options	3,208
Stock consideration placed in escrow	3,005
Accrued acquisition consideration	15,104
Accrued acquisition consideration in escrow	2,664
Transaction related expenses	1,527

$44,902

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

     In accordance with the rules of the Nasdaq Stock Market, approval of our stockholders (excluding shares issued in connection with the OD2 transaction) will be required prior to any election by us to satisfy the additional £9.6 million in deferred payments, or up to £10.0 million in contingent payments, using shares of our common stock. If our stockholders do not approve such issuances, we will be required to satisfy such amounts in cash, which would likely cause a significant strain on our cash resources. In addition, the number of shares we must issue should we elect to pay these amounts in shares will vary based upon the volume weighted average share price for a specified period prior to issuance. Because the pricing formula averages historical prices of our stock over periods of one to six months, the formula could result in an effective value for the shares which differs from the market value at the time of issuance. In the event of a decline in our stock price, or in the event the pricing formula results in a price substantially below market price at the time of payment, our board of directors could decide to pay certain amounts in cash rather than subject our stockholders to the dilution of lower-valued stock payments. Such a decision could also cause a significant strain on our cash resources.

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

Consolidated Results of Operations

     Percentage comparisons have been omitted within the following table where they are not considered meaningful.

	Three months				Nine months
	ended September 30,		Variance		ended September 30,		Variance
	2004	2003	$	%	2004	2003	$	%
Revenue
Digital media services
Encoding services	$1,389	$825	$564	68%	$2,871	$1,771	$1,100	62%
Samples services	335	408	(73)	(18%)	1,235	1,320	(85)	(6%)
Internet radio and hosting services	43	180	(137)	(76%)	266	740	(474)	(64%)
Webcasting	470	911	(441)	(48%)	1,682	3,652	(1,970)	(54%)
Digital distribution services	1,902	83	1,819	2192%	2,210	83	2,127	2563%
Content protection services	941	—	941		1,641	—	1,641

	5,080	2,407	2,673	111%	9,905	7,566	2,339	31%
Media restoration services	—	404	(404)	(100%)	297	1,458	(1,161)	(80%)

Total revenues	5,080	2,811	2,269	81%	10,202	9,024	1,178	13%
Cost of revenues
Digital media services	3,480	1,191	2,289	192%	6,441	4,491	1,950	43%
Media restoration services	—	371	(371)	(100%)	284	1,297	(1,013)	(78%)

Total cost of revenues	3,480	1,562	1,918	123%	6,725	5,788	937	16%
Operating expenses
Research and development	1,325	399	926	232%	2,668	1,368	1,300	95%
Sales and marketing	1,478	486	992	204%	2,949	2,867	82	3%
General and administrative	3,798	1,614	2,184	135%	7,990	6,106	1,884	31%
Amortization of intangibles and other assets	325	157	168	107%	591	943	(352)	(37%)
Stock-based compensation	21	723	(702)	(97%)	186	954	(768)	(81%)
Special charges — goodwill impairments	—	—	—	—	—	5,307	(5,307)	(100%)
Special charges — other	350	—	350	—	300	3,130	(2,830)	(90%)

Total operating expenses	7,297	3,379	3,918	116%	14,684	20,675	(5,991)	(29%)
Interest income	139	75	64	85%	325	262	63	24%
Interest expense	(46)	(83)	37	(45%)	(176)	(180)	4	(2%)
Increase in fair value of common stock warrants	—	(222)	222	(100%)	—	(222)	222	(100%)
Gain on sale of media restoration business	273	—	273		113	—	113
Other income, net	—	20	(20)	(100%)	186	119	67	56%
Net income (loss)
Digital media services	$(5,604)	$(2,010)	$(3,594)	179%	$(10,822)	$(16,086)	$5,264	(33%)
Media restoration services	$273	$(330)	$603	(183%)	$63	$(1,374)	$1,437	(105%)

Net income (loss)	$(5,331)	$(2,340)	$(2,991)	128%	$(10,759)	$(17,460)	$6,701	(38%)

Three and Nine Months Ended September 30, 2004 compared to 2003

     Revenues. Revenues from digital distribution services for the three and nine months ended September 30, 2004 increased primarily due to the inclusion of a full quarter of revenues from our OD2 acquisition which was completed in late June 2004. Revenues from digital distribution services consist principally of digital download and subscription services, primarily from our acquisition of OD2 in June 2004, as well as existing ringtunes and rights clearing service offerings.

     Our product and service mix also changed significantly over the course of 2003 after we restructured our management team and operations and changed our strategic direction at the end of the first quarter 2003. We shifted marketing emphasis away from webcasting and more toward other digital media services, primarily digital distribution services, as well as content protection services.

     Revenues from encoding services, samples services, and internet radio and hosting services generally fluctuate based on the volume of content delivered (for encoding services) and volume of content streamed (for samples and radio and hosting services). Such volume is driven primarily by our customers’ content needs and the level of activity on their websites. Consequently, a certain amount of fluctuation in these revenue sources is common. In the second and third quarters of 2004 there was increased demand from our customers for encoding services, primarily for the delivery of digital music, as our customers focused on launching digital music services. Our current webcasting services are focused on customer relationships that provide higher margins. As a result, revenue from webcasting services decreased significantly for the three and nine months ended September 30, 2004 compared to 2003.

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

     Cost of Revenues. Cost of revenues includes the cost of production, including personnel, an allocated portion of facilities and equipment, and other supporting functions related to the delivery of our digital media and media restoration services. We implemented cost reduction initiatives related to our restructuring in March 2003; however, in 2004 we began to expand our digital media services production work force in order to meet the demands of anticipated growth and new initiatives. In addition, costs associated with the delivery of digital media services revenue from our acquisitions of OD2 in June 2004 and Overpeer in March 2004 contributed to the increase in digital media services cost of revenue compared to the prior year quarter. We expect cost of revenues related to our digital media services to increase over the remainder of 2004 compared to the prior year periods.

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

     Research and Development. Research and development expenses increased for the three and nine months ended September 30, 2004 as compared with the three and nine month periods in the prior year primarily as a result of inclusion of a full quarter of OD2 research and development expenses. Research and development expenses include labor and other related costs of the continued development and support of our digital media services. We expect research and development expense in the fourth quarter 2004 to approximate levels in the third quarter 2004.

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

     General and Administrative. General and administrative expenses consist primarily of rent, facilities and information technology charges, salaries, legal expenses, investor relations costs and other costs associated with being a public company. This increase was primarily the result of our acquisition of Overpeer in March 2004 and of OD2 in June 2004. We anticipate that general and administrative expenses for the remainder of 2004 will approximate levels in the prior year quarter. In addition, we will continue to incur additional professional fees in order to comply with the new requirements under the Sarbanes-Oxley Act of 2002.

     Amortization of Intangible and Other Assets. Amortization of intangible and other assets includes amortization of identified intangible assets related to acquisitions. We recorded impairment charges in the first quarter 2003 relating to our restructuring, which resulted in lower amortization charges starting with the second quarter 2003. The trend of lower quarterly amortization charges continued through the third quarter 2004. However, beginning in the second quarter 2004 we incurred additional amortization expense related to our acquisitions of Overpeer and OD2. We expect amortization expense for the remainder of 2004 to remain flat compared to the third quarter 2004.

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

Legal Proceedings

     On September 10, 2004, we were served in a patent infringement lawsuit brought by Altnet, Inc., and others against Loudeye, its Overpeer subsidiary, Marc Morgenstern, one of our executive officers, the Recording Industry Association of America and others. The complaint, filed in federal district court in Los Angeles, California, involves two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy solutions offered by Loudeye’s Overpeer subsidiary infringe the patents in question. The complaint does not state a specific damage amount. On November 1, 2004, Loudeye, Overpeer and Mr. Morgenstern filed a motion to dismiss the complaint. On November 17, 2004 the court granted the motion and dismissed the complaint against Mr. Morgenstern with prejudice and dismissed the complaint against Loudeye and Overpeer. The plaintiffs have 10 days from November 17, 2004 to amend their complaint against Loudeye and Overpeer. To the extent the complain is amended, we intend to defend ourselves, Overpeer and Mr. Morgenstern vigorously against the allegations contained in the complaint. At present, we cannot assess the probability of an unfavorable outcome or the magnitude of any such outcome.

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

     The lower the volume weighted average share price during the applicable measurement period or the greater the effective dollar/British pound exchange rate, the more shares of common stock that would be required to be issued and the greater the dilutive effect on existing stockholders. For example, assuming a volume weighted average closing price of $1.08 per share (the closing price per share of our common stock on September 30, 2004) and an exchange rate of $1.7994 per British pound sterling (the exchange rate as of September 30, 2004) in effect for each applicable measurement period, if our board determines to satisfy our obligations to make deferred payments and contingent payments by issuing shares of our common stock, we would issue approximately 16.0 million shares to cover all deferred payments, and an additional approximately 16.7 million shares to cover all contingent payments if we were required to make the maximum amount of contingent payments payable to the former OD2 shareholders. For further illustration, based on 81,774,334 shares of our common stock outstanding as of September 30, 2004, and assuming no further intervening issuances of our common stock, the 16.0 million shares issuable to cover the deferred payments would represent 16.4 percent of our currently outstanding common stock following issuance and the 16.7 million shares issuable to cover the contingent payments would represent 17.0 percent of our currently outstanding common stock following issuance. The tables below demonstrate in tabular format the number of shares we would be required to issue to satisfy all of our deferred payment obligations and our maximum potential contingent payment obligation of £10.0 million assuming the specific volume weighted average closing prices of our common stock and the specific dollar/British pound exchange rates set forth in each table.

Deferred Payments (£9.6 million)

	Exchange Rate
Volume Weighted Average Closing	$1.44/£	$1.53/£	$1.62/£		$1.98/£	$2.07/£	$2.16/£
Price of Loudeye Common Stock	(–20%)	(–15%)	(–10%)	$1.7994/£	(+10%)	(+15%)	(+20%)
	Shares to be Issued (in millions)
$0.27 (–75%)	51.2	54.4	57.6	64.0	70.4	73.6	76.8
$0.54 (–50%)	25.6	27.2	28.8	32.0	35.2	36.8	38.4
$0.81 (–25%)	17.1	18.1	19.2	21.3	23.5	24.5	25.6
$1.08	12.8	13.6	14.4	16.0	17.6	18.4	19.2
$1.35 (+25%)	10.2	10.9	11.5	12.8	14.1	14.7	15.4
$1.62 (+50%)	8.5	9.1	9.6	10.7	11.7	12.3	12.8
$1.89 (+75%)	7.3	7.8	8.2	9.1	10.1	10.5	11.0

Contingent Payments (Up to £10.0 million)

	Exchange Rate
Volume Weighted Average Closing	$1.44/£	$1.53/£	$1.62/£		$1.98/£	$2.07/£	$2.16/£
Price of Loudeye Common Stock	(–20%)	(–15%)	(–10%)	$1.7994/£	(+10%)	(+15%)	(+20%)
	Shares to be Issued (in millions)
$0.27 (–75%)	53.3	56.7	60.0	66.6	73.3	76.7	80.0
$0.54 (–50%)	26.7	28.3	30.0	33.3	36.7	38.3	40.0
$0.81 (–25%)	17.8	18.9	20.0	22.2	24.4	25.6	26.7
$1.08	13.3	14.2	15.0	16.7	18.3	19.2	20.0
$1.35 (+25%)	10.7	11.3	12.0	13.3	14.7	15.3	16.0
$1.62 (+50%)	8.9	9.4	10.0	11.1	12.2	12.8	13.3
$1.89 (+75%)	7.6	8.1	8.6	9.5	10.5	11.0	11.4

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

     Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our cash and investment balances of $24.8 million at September 30, 2004, a one percent change in interest rates would cause a change in interest income of $248,000 per year. Due to the investment grade level of our investments, we anticipate no material market risk exposure. In addition, interest on our term loan is based on the prime rate. Based on the $2.3 million balance outstanding at September 30, 2004, a one percent increase in the prime rate would increase our interest expense by $22,500 per year.

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

1)	At the annual meeting, James R. Kuster and Johan C. Liedgren were each elected to serve as Class 1 members of our board of directors, each to hold office for a three-year term or until his successor is elected and qualified. Each of the incumbent Class 1 directors who stood for reelection was elected with the following voting results:

Nominee	Votes For	Votes Withheld
James R. Kuster	55,838,382	1,457,302
Johan C. Liedgren	56,363,574	932,110

2)	A proposal to amend the 2000 Stock Option Plan, or Plan, to increase the total authorized shares under the Plan to 17,416,137, passed with the following results:

Votes For	Votes Against	Abstain	Broker Non Votes
18,423,794	9,060,693	60,133	29,751,064

3)	A proposal to increase our authorized number of shares of common stock, par value $0.001 per share, from 100,000,000 to 150,000,000, passed with the following results:

Votes For	Votes Against	Abstain	Broker Non Votes
56,168,388	1,094,787	32,509	0

ITEM 6: EXHIBITS

2.1	(1)	Form of Promissory Note issued to certain former shareholders of On Demand Distribution Limited
3.1	(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Loudeye Corp. as filed with the Secretary of State of the State of Delaware on May 29, 2004
10.1	(1)	2000 Stock Option Plan, as amended June 4, 2004
10.2	(1)	On Demand Distribution Limited Employee Share Option Plan
10.3	(1)	Form of Option Exchange Agreement for executive former optionees of On Demand Distribution Limited, including Charles Grimsdale
10.4	(1)	Form of Option Exchange Agreement for non-executive former optionees of On Demand Distribution Limited
10.5	(1)	Director’s Service Agreement dated June 31, 2004, between Charles Grimsdale and On Demand Distribution Limited
10.6	(1)	Offer Letter dated February 18, 2004, between Marc Morgenstern and Loudeye Corp.
31.1		Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

(1)	Filed as an exhibit to Loudeye Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, as filed on November 15, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, November 23, 2004.

LOUDEYE CORP.
BY:	/s/ Jeffrey M. Cavins
Jeffrey M. Cavins
President and Chief Executive Officer Principal Executive Officer)

BY:	/s/ Lawrence J. Madden
Lawrence J. Madden
Executive Vice President and Chief Financial officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
2.1	(1)	Form of Promissory Note issued to certain former shareholders of On Demand Distribution Limited
3.1	(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Loudeye Corp. as filed with the Secretary of State of the State of Delaware on May 29, 2004
10.1	(1)	2000 Stock Option Plan, as amended June 4, 2004
10.2	(1)	On Demand Distribution Limited Employee Share Option Plan
10.3	(1)	Form of Option Exchange Agreement for executive former optionees of On Demand Distribution Limited, including Charles Grimsdale
10.4	(1)	Form of Option Exchange Agreement for non-executive former optionees of On Demand Distribution Limited
10.5	(1)	Director’s Service Agreement dated June 21, 2004, between Charles Grimsdale and On Demand Distribution Limited
10.6	(1)	Offer Letter dated February 18, 2004, between Marc Morgenstern and Loudeye Corp.
31.1		Certification of Jeffrey M. Cavins, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

(1)	Filed as an exhibit to Loudeye Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, as filed on November 15, 2004.