Form 10-Q/A
period 2004-09-30
LOUDEYE CORP
filed 2005-02-09
CIK 1064648

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

     Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	101,337,155

(Class)	(Outstanding at February 7, 2005)

Item 4: Controls and Procedures
SIGNATURES
EXHIBIT 16.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Loudeye Corp.

Form 10-Q/A Quarterly Report
For the Quarter Ended September 30, 2004

EXPLANATORY NOTE

     This Amendment No. 2 to the Loudeye’s quarterly report on Form 10-Q for the period ended September 30, 2004, is being filed as an amendment to Loudeye’s quarterly report on Form 10-Q for the period ended September 30, 2004, as amended by Amendment No. 1 filed with the Securities and Exchange Commission on November 23, 2004 (the “Amended Report”), to reflect the following amendments:

•	Item 4—Controls and Procedures, we have revised the disclosure to provide more detailed information regarding the state of our internal control over financial reporting as of September 30, 2004, and currently. This disclosure describes material weaknesses in our internal control over financial reporting and identifies the steps we are taking to address these weaknesses and to otherwise assess the effectiveness of our internal control over financial reporting.

No other information contained in the Amended Report has been updated by this Amendment No. 2.

Item 4: Controls and Procedures

CHANGE IN ACCOUNTANTS

     On August 31, 2004, we engaged Moss Adams LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2004. The decision to engage Moss Adams was approved by our audit committee.

     The engagement of Moss Adams followed our receipt of notice on June 30, 2004 from PwC of its resignation as our independent registered public accounting firm pending completion of services related to the review of our interim financial statements for the quarter ended June 30, 2004. PwC’s resignation notice was disclosed on a Form 8-K filed July 8, 2004. PwC completed its services on August 31, 2004, and Loudeye’s relationship with PwC as our independent registered accounting firm ceased on that date.

     The reports of PwC on Loudeye’s financial statements for the years ended December 31, 2002 and 2003 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, except as follows:

•	The report for the year ended December 31, 2002 expressed substantial doubt regarding Loudeye’s ability to continue as a going concern.

•	The report for the year ended December 31, 2003 contains the following emphasis of a matter paragraph:

In June 2004, the Company acquired On Demand Distribution Limited (“OD2”). The terms of this acquisition require the payment of £9.6 million (approximately $17.3 million based on exchange rates as of September 30, 2004, including approximately $2.6 million to be held in escrow and not yet accounted for) through November 30, 2005, to OD2’s shareholders, plus additional contingent consideration of up to £10.0 million (approximately $18.0 million based on exchange rates as of September 30, 2004) if OD2 achieves certain financial performance targets during the period through November 30, 2006. The payments are to be made in British pounds, and accordingly, the Company is exposed to risks with changes in the prevailing exchange rate. Any decrease in the value of the U.S. dollar against the British pound will cause a proportional increase in the amount of the future consideration the Company must pay to the former OD2 shareholders. The Company may elect to pay amounts due to OD2’s shareholders in shares of the Company’s common stock. As a result of the Company’s acquisition of OD2, the Company will be required to provide additional funding to support OD2’s ongoing operations. There can be no assurance that the Company’s cash balances after December 31, 2004 will be sufficient to sustain its operations in 2005 and to fund the ongoing operations of OD2.

     For the period from June 6, 2002, the date PwC was engaged as Loudeye’s independent registered public accounting firm, through August 31, 2004, there were no disagreements between Loudeye and PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreement in its report on the financial statements for such year, except as follows:

In connection with Loudeye’s common stock and warrant financing completed in August 2003, PwC concluded that the warrants issued in such financing must be recorded as a liability due to the investors’ rights to receive liquidated damages in the event that a registration statement was not filed and declared effective within specified time periods. PwC further concluded that until the registration statement was declared effective the warrant liability must be marked to market with a corresponding entry in Loudeye’s statement of operations. Loudeye initially disagreed with these conclusions, but subsequently agreed to account for the warrants pursuant to PwC’s conclusions. The recommended accounting treatment is reflected in Loudeye’s financial statements for the quarter ended September 30, 2003, and further explained in Note 7 thereto. In accordance with PwC’s conclusion, the warrant liability was reclassified to equity during the fourth quarter of 2003 when the registration statement was filed and declared effective timely such that liquidated damages were not triggered. PwC has been authorized to respond fully to the inquiries of any successor independent registered public accounting firm regarding the initial disagreement.

     Other than the two material weaknesses discussed below, during the period from June 6, 2002, the date PwC was engaged as Loudeye’s independent registered public accounting firm, through August 31, 2004, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

     As disclosed in our quarterly report on Form 10-Q for the period ended June 30, 2004, our audit committee was advised by PwC in August 2004 that during their performance of review procedures related to Loudeye’s unaudited interim financial statements for the quarter ended June 30, 2004, PwC identified two “material weaknesses” in our internal controls over financial reporting, as defined in Public Company Accounting Oversight Board, or PCAOB, Standard No. 2. As used by the PCAOB, a material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weaknesses identified by PwC were as follows:

•	Insufficiently skilled personnel compounded by a lack of human resources and expected near-term significant turnover within our accounting and financial reporting functions. Also, we must improve controls surrounding adequate monitoring and oversight of the work performed by accounting and financial reporting personnel.

•	Insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.

     These material weaknesses resulted in deficiencies in the processes, procedures and competencies within our accounting and financial reporting functions which contributed to post-closing adjustments and delays in the completion and filing of our June 30, 2004 Form 10-Q.

INTERNAL CONTROL OVER FINANCIAL AUGUST 2004 MATERIAL WEAKNESS ASSESSMENT

     In management’s opinion, PwC’s assessment in August 2004 that we had the above-referenced material weaknesses in our internal controls over financial reporting resulted from the following circumstances. In March 2004, we hired a new executive vice president and chief financial officer. In May 2004, based on an evaluation of our existing accounting and finance resources, management developed a plan to restructure our accounting and financial reporting functions. This plan included both the addition of new personnel and the replacement of certain personnel. In July 2004, after details of the restructuring plan became known to our accounting and finance staff and following consummation of our acquisition of OD2, four of the five members of our accounting and finance departments announced their intention to leave. These included our senior vice president of finance, our financial reporting specialist, our assistant controller, and our accounts payable and payroll benefits manager. Our financial reporting specialist terminated his employment in July 2004. Although the other three individuals agreed to remain with Loudeye on an interim basis, the limited personnel within our accounting and finance departments during the period that we were preparing our financial statements for the second quarter of 2004 and their relative lack of experience and expertise in accounting for significant non-routine transactions, such as our acquisition of OD2, resulted in our inability to properly account for our acquisition of OD2 in the initial closing financial statements that were reviewed by PwC. In particular, our accounting and finance staff initially made the closing entries described below relating to our acquisition of OD2 in the accounts that were reviewed by PwC, which entries were ultimately adjusted prior to filing our quarterly report on Form 10-Q for the period ended June 30, 2004. These entries and adjustments consisted of the following:

•	Accounting for OD2 minority interest. We acquired 92.68% of the shares of OD2 on June 22, 2004. As of June 30, 2004, we had not yet acquired the remaining 7.32% of OD2’s capital stock. In our initial closing financial statements reviewed by PwC, we recorded the following entries relating to the 7.32% of OD2’s shares that we had not acquired as of June 30, 2004:

•	We recorded approximately $1.5 million of both goodwill and minority interest relating to the fair value of the 7.32% of OD2’s shares which we had not acquired as of June 30, 2004. Following review by PwC, it was determined that the minority interest should have been recorded at its historical basis and, further, in accordance with Accounting Research Bulletin No. 51, paragraph 15, it was determined that because the accounts of OD2 at the date of acquisition reflected an accumulated deficit, no amount should have been recorded for minority interest. Accordingly, we eliminated the minority interest entry from the balance sheet and reduced goodwill by a corresponding $1.5 million.

•	We recorded a credit in our statement of operations for the period ended June 30, 2004 of $22,660 which represented the minority interest in OD2’s loss for the period from June 22, 2004 through June 30, 2004. Following review by PwC and in accordance with Accounting Research Bulletin No. 51, paragraph 15, it was determined that this credit relating to minority interest was not appropriate because the accounts of OD2 at the date of acquisition reflected an accumulated deficit. Accordingly, we reversed this credit and recorded 100% of the operating loss from OD2’s operations for the period from June 22, 2004 through June 30, 2004 in our statement of operations for the period ended June 30, 2004.

•	We recorded approximately $17.5 million of additional deferred consideration payable to the former OD2 shareholders through November 30, 2005 in our balance sheet as of June 30, 2004, which included approximately $1.2 million associated with the 7.32% minority interest that we did not own as of that date. Following review by PwC, it was determined that including the portion of this additional consideration relating to the minority interest that we had not yet acquired was not appropriate. Accordingly, we reduced the current and long term portion of accrued acquisition consideration initially recorded on the June 30, 2004 balance sheet by $921,000 and $324,000 respectively, and reduced goodwill on the balance sheet by a corresponding amount of approximately $1.2 million.

•	Accounting for OD2 escrow consideration. In our initial closing financial statements delivered to PwC, the stockholders’ equity portion of Loudeye’s balance sheet as of June 30, 2004 included 2,072,369 shares of common stock issued to certain of OD2’s principal shareholders which are being held in escrow by us for 18 months to satisfy claims we may have with respect to breaches of representations, warranties and covenants, indemnification claims and working capital adjustments. In the aggregate, these shares represented 15% of the total stock consideration initially payable in the transaction. In addition, the additional accrued acquisition consideration payable in connection with the transaction set forth in our initial closing financial statements delivered to PwC was approximately $17.5 million, and included approximately $2.6 million of consideration payable to these principal shareholders which, when payable, would also be placed in escrow to satisfy any of the aforementioned claims that may be made. Following review of these entries by PwC and after further review of applicable accounting literature, we determined that these escrowed shares and the approximately $2.6 million of accrued acquisition consideration to be issued into escrow should be excluded from our financial statements as of June 30, 2004, because the outcome of the contingency related to the escrow amounts was not determinable beyond a reasonable doubt as of June 30, 2004. We adjusted these entries accordingly.

•	Accounting for OD2 foreign exchange transaction gain. The deferred acquisition consideration was denominated in U.K. pounds. Our initial closing financial statements delivered to PwC did not account for any foreign currency exchange rate fluctuation related to our deferred payment obligations during the period from June 22, 2004 to June 30, 2004. Following review of these entries by PwC, we adjusted downward the amount of the deferred consideration payable to the OD2 shareholders and recorded $183,000 of foreign currency transaction gain in “other income” to account for exchange rate fluctuations during this period.

Each of the above-referenced adjustments to our second quarter financial statements was made prior to the filing of our quarterly report on Form 10-Q for the period ended June 30, 2004, which we filed with the SEC on August 31, 2004, and each such adjustment is reflected in the financial statements included in the Form 10-Q.

     We have authorized PwC to respond fully to inquiries of Moss Adams as our successor independent registered public accounting firm concerning these material weaknesses.

     The material weaknesses described above resulted in deficiencies in the processes, procedures and competencies within our accounting and financial reporting functions which contributed to post-closing adjustments and delays in the completion and filing of our quarterly report on Form 10-Q for the period ended June 30, 2004. We delayed the filing of our quarterly report on Form 10-Q for the period ended June 30, 2004 to resolve the accounting issues relating to the OD2 acquisition and to ensure that our second quarter financial statements properly accounted for the transaction.

Update on Internal Control Over Financial Reporting

     Management and our audit committee have assigned a high priority to the short- and long-term improvement of our internal control over financial reporting. This includes addressing the material weaknesses described above under the heading “Change of Accountants.” The term “material weakness” is defined by the PCAOB as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a future period. The PCAOB defines a “significant deficiency” as a control deficiency or combination of control deficiencies that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more-than-remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

     Set forth below is a description of actions that management took in the second and third quarters of 2004 and thereafter and that management plans with respect to its review of, assessment of and remediation of control deficiencies in our internal control over financial reporting, including the material weaknesses identified by PwC, as well as preliminary results from our ongoing review of our internal control over financial reporting. As described below, our remediation efforts of the material weaknesses we identified were not complete as of December 31, 2004, and as a result our management has concluded that it will not be able to demonstrate through testing that our internal control over financial reporting was effective as of December 31, 2004. Our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2004 will result in management assessing that our internal control over financial reporting is not effective. We expect that our independent registered public accounting firm will issue an adverse opinion on our internal control over financial reporting as of December 31, 2004, at a minimum as a result of management’s inability to demonstrate through testing that our internal control over financial reporting was effective as of December 31, 2004.

     Quarter ended June 30, 2004

     During the second quarter of 2004, we engaged an outside consulting firm to advise us on internal control over financial reporting. Together with our outside consultants, we commenced a multiple-phase assessment and remediation process. We conducted the first phase of this process in May and June of 2004 by performing a high level analysis to guide our overall internal control review process to focus on critical areas. As a result of this review, we identified control deficiencies relating to insufficient staffing within our accounting and finance functions and a lack of segregation of duties, such as no independent review of journal entries prior to posting them to the general ledger and the failure to segregate functions within our accounting and finance departments. The principal functions that were not adequately segregated were accounts payable/cash disbursements, accounts receivable/collections, payroll and benefits administration, and bank reconciliation. As of the end of the second quarter of 2004 we had not established a remediation plan to address these deficiencies. In addition, in June 2004, together with our outside consultants, we commenced an initial review of our significant financial accounting processes to identify existing controls and procedures. That review was not complete as of June 30, 2004.

     Other than our engagement of an outside consulting firm to assist us in this multiple-phase assessment and remediation process, there were not any changes in our disclosure controls and procedures, including our internal control over financial reporting, during the quarter ended June 30, 2004, that had materially affected, or were reasonably likely to materially affect, our disclosure controls and procedures, including our internal control over financial reporting.

     Quarter ended September 30, 2004

     As disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2004, in August 2004 PwC identified material weaknesses in our internal control over financial reporting described above. In July 2004, we concluded the initial review that we commenced in June 2004 of our significant financial accounting processes to identify existing controls and procedures. In July 2004, our financial reporting specialist terminated his employment. As part of our efforts to remediate the material weaknesses identified by PwC (including the control deficiencies we had identified in the second quarter of 2004), in August 2004 we engaged two outside recruiting firms to assist us in our search for qualified accounting and finance personnel.

     Other than our hiring of these outside recruiting firms and our review of our significant accounting processes to identify existing controls and procedures, there were not any changes in our disclosure controls and procedures, including our internal control over financial reporting, during the quarter ended September 30, 2004, that had materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal control over financial reporting.

     Actions subsequent to September 30, 2004

     Set forth below is a description of the actions we took subsequent to September 30, 2004 and that management plans to take with respect to its review of, assessment of and remediation of control deficiencies in our internal control over financial reporting, including the material weaknesses identified by PwC.

•	Hiring of Additional Personnel. Since October 2004, we have hired eight additional qualified staff for our accounting and finance departments as follows:

•	Three individuals (including a director-financial planning and analysis, a director-financial reporting and an assistant controller) joined our accounting and finance staff on October 4, 2004. Each of these individuals has at least nine years of financial accounting experience, including experience working with companies subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

•	On November 1, 2004, we hired a staff accountant who has more than three years of accounting experience, including experience working with companies subject to the reporting requirements of the Exchange Act.

•	On November 30, 2004, we hired a senior accountant who is a certified public accountant, or CPA, with more than eight years of accounting experience, including experience working with companies subject to the reporting requirements of the Exchange Act.

•	In December 2004, we hired a new payroll benefits specialist and decided to retain a temporary accounts payable specialist. The payroll benefits specialist has six years of specialized payroll processing and related accounting experience, including experience working with companies subject to the reporting requirements of the Exchange Act.

•	On January 1, 2005, we hired a vice president of finance who is a CPA with approximately 15 years of financial accounting experience, including experience related to acquisition of international companies and experience working with companies subject to the reporting requirements of the Exchange Act.

•	On February 1, 2005, we hired a permanent accounts payable specialist who has more than five years of accounting experience, including experience working with companies subject to the reporting requirements of the Exchange Act.

During 2005, we may hire additional personnel if management concludes that we have additional staffing needs within our accounting and finance departments as a result of management’s ongoing assessment of our internal control over financial reporting. As of the date of this report on Form 10-Q/A, our accounting and finance staff consists of significantly more personnel with more accounting experience than was the case during the second and third quarters of 2004.

•	Temporary Retention of Existing Personnel. In order to ensure a smooth transition in the turnover of our accounting and finance personnel, we reached agreements with our former assistant controller to remain in our employ through November 2004 and with our former accounts payable and payroll benefits manager and our former senior vice president of finance to remain in our employ on a full time basis through December 2004. We negotiated severance arrangements with each of these individuals of approximately four months, three months and 10 months, respectively, the payment of which was conditioned on each individual remaining in our employ until the departure dates described above.

•	Revised Disclosure and Accounting Policies and Training. We began implementing revised disclosure and accounting policies and procedures and training with respect thereto beginning in October 2004, coinciding with the date that additional personnel joined our accounting and finance departments. Our training programs are focused on our new accounting and finance personnel, as well as other employees within our organization (including employees of businesses that we have acquired in 2004). These training programs are designed to emphasize the duties and responsibilities of employees with respect to internal control over financial reporting and disclosure controls and procedures and also include training regarding the contract approval process, document retention policies and identification and treatment of public company disclosure matters. Our training programs do not currently extend to our information technology systems.

•	Overpeer and OD2 Subsidiaries. We completed the acquisitions of Overpeer, Inc. and OD2 during fiscal year 2004. Management is in the process of assessing the effectiveness of internal control over financial reporting with respect to each of these acquired businesses and intends to implement appropriate components of our assessment and remediation plan to these businesses as described below.

•	Continued Implementation of Multiple-Phase Assessment and Remediation Process. As described above, in May 2004, we engaged an outside consulting firm to advise us on internal control over financial reporting and to assist us in undertaking a multiple-phase assessment and remediation process. We began to implement the initial phases of this plan in the second and third quarters of 2004. Set forth below is a summary of additional steps that we have taken to implement this plan.

•	Risk assessment and planning. As described above, in May and June 2004, we performed a high level risk assessment to guide our overall internal control review process to focus on critical areas. We have continued the risk assessment and planning procedures into 2005 as part of our integration of our expanded finance and accounting team. We anticipate conducting similar risk assessment and planning procedures at our Overpeer and OD2 subsidiaries beginning in March 2005 with a target completion date of May 2005.

•	Review and supplementation of existing documentation of internal control over financial reporting. As described above, in June and July 2004, we conducted an initial review of our significant financial accounting processes to identify existing controls and procedures and, together with our outside consultants, in July 2004 we began the process of documenting these controls and procedures. We had not completed documenting all of our controls and procedures at the process, transaction and application level as of December 31, 2004. Documentation has continued in 2005 and we anticipate completing documentation of our revised controls and procedures in February 2005 for our operations excluding Overpeer and OD2. We anticipate beginning the documentation phase at our Overpeer and OD2 subsidiaries in March 2005 with a target completion date of June 2005.

•	Review of financially significant general computing controls. Beginning in November 2004, we engaged outside consultants to assist us with our review and risk assessment of internal control over financial reporting relating to our financially significant general computer controls. Through January 2005, we defined several objectives with respect to our review of financially significant general computer controls, including:

•	Identification of computer control activities, which are the policies and procedures we implement such as approvals, authorizations, verifications, reconciliations and security of assets;

•	Review, revision and supplementation of control information generated by our computer systems that is used in identifying and capturing data; and

•	developing process documentation, such as policy manuals, accounting memoranda and flowcharts.

We expect our review will be completed in March 2005 for our operations excluding Overpeer and OD2. To date, our review of financially significant general computer controls has identified potential control deficiencies relating to insufficient password management and unauthorized sharing of passwords; insufficient physical access controls that could allow unauthorized access to our general computer systems; and insufficient formal technology documentation to support system usage and maintenance. Management has not yet determined whether any of these control deficiencies constitute significant deficiencies or material weaknesses within the meaning of PCAOB Standard No. 2, and management may identify additional control deficiencies relating to its general computer controls.

We anticipate beginning our review of financially significant computer controls at our Overpeer and OD2 subsidiaries in February 2005, and we have established a target completion date for this review of June 2005.

•	Remediation of control deficiencies (including significant control deficiencies and material weaknesses). In the fourth quarter of 2004, we began to implement new controls and procedures designed to ensure proper segregation of duties among the employees in our accounting and finance functions. We added a management level review of all journal entries prior to posting them to the general ledger and we have taken steps to ensure that the relevant processes within our accounts payable/cash disbursements, accounts receivable/collections, payroll and benefits administration, and bank reconciliation functions are segregated and performed by different personnel within our accounting and finance departments. Due to the staffing changes occurring in our operations located within the U.S. in the fourth quarter 2004 and first quarter 2005, we anticipate continuing to enhance our controls and procedures with respect to currently identified material weaknesses and other control deficiencies during 2005. We intend to take a proactive approach to remediate control deficiencies we may identify in our review of operations at our OD2 and Overpeer subsidiaries.

•	Internal test plan development and testing. We had not developed an internal test plan as of December 31, 2004. We are currently in the process of developing an internal test plan together with our outside consultants to assist us with conducting a review of our internal control over financial reporting during the 2005 fiscal year. We expect our internal test plan to be completed in March 2005 and testing to begin in March 2005 for our operations excluding Overpeer and OD2. However, because our remediation efforts of the material weaknesses discussed above were not complete as of the

December 31, 2004 measurement date, our management has concluded that it will not be able to demonstrate through testing that our internal control over financial reporting was effective as of December 31, 2004. In addition, we may conclude following our testing that there are further significant deficiencies or material weaknesses in the design or operating effectiveness of our internal control over financial reporting.

•	External testing. Following the completion of our internal testing and any remediation and re-testing, if necessary, Moss Adams will perform its own testing of our internal controls in order to complete the review required by Section 404 of the Sarbanes-Oxley Act of 2002. We expect that Moss Adams will concur with management’s assessment that our remediation efforts of the material weaknesses discussed above were not complete as of the December 31, 2004 measurement date and that we were unable to demonstrate through testing that our internal control over financial reporting was effective as of December 31, 2004. Moss Adams may identify additional significant deficiencies or material weaknesses. We expect that Moss Adams will issue an adverse opinion on our internal control over financial reporting as of December 31, 2004.

•	Development of a monitoring plan. In March 2005, we anticipate developing an ongoing monitoring system to facilitate continuous monitoring of our internal control over financial reporting. We anticipate that this plan will include the regular and periodic refreshing of documentation, reassessment of controls and their effectiveness, reporting of any significant changes or control deficiencies, corrective action and testing as necessary and regular management updates.

     The steps described above, including the hiring of additional qualified accounting and finance personnel, are designed to ensure that management’s evaluation of our internal control over financial reporting is thorough and complete and that a timely and appropriate remediation plan is implemented. Our audit committee is overseeing management’s assessment and its implementation of a remediation plan and is prepared to take additional measures, where necessary, to ensure that management has the required resources in place to address known and not yet identified material weaknesses, significant control deficiencies and other control deficiencies. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as audit committee oversight, and we may make additional changes to our internal controls and procedures. Although we have undertaken the foregoing initiatives, we cannot assure you that we will not in the future identify further material weaknesses or significant control deficiencies in our internal control over financial reporting that have not previously been identified.

     Management estimates that we will incur additional costs in connection with our remediation efforts including recruiting costs, outside advisor fees, incremental personnel costs, interim personnel and severance costs. Management estimates that these costs will aggregate approximately $775,000 from the fourth quarter of 2004 through the end of the first quarter of 2005, including approximately $200,000 of severance costs.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires our independent registered public accounting firm to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of our internal controls. For the year ended December 31, 2004, management’s assessment of our internal control over financial reporting will be limited to our operations excluding Overpeer and OD2 since we are permitted to exclude subsidiaries which we acquired during fiscal year 2004 from our internal control assessment at that date pursuant to the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Commission contained in the release captioned Frequently Asked Questions (revised October 6, 2004) regarding Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports.

     We have made changes in the design of our internal controls to remediate both the staffing and segregation of duties control deficiencies we identified and the material weaknesses PwC identified in August 2004. However, management will not be able to demonstrate through testing that our internal control over financial reporting was effective as of December 31, 2004 because our remediation efforts of the material weaknesses discussed above were not complete as of the December 31, 2004 measurement date. Our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2004 will result in management assessing that our internal control over financial reporting is not effective. In addition, our review could conclude that there are further significant deficiencies or material weaknesses in the design or operating effectiveness of our internal control over financial reporting as a result of additional control deficiencies that we have identified or other control deficiencies that we may identify during our ongoing assessment of our internal control over financial reporting. Moss Adams, our independent registered public accounting firm, may not concur with management’s assessment. We expect that our independent registered public accounting firm will issue an adverse opinion on our internal control over financial reporting as of December 31, 2004, at a minimum as a result of management’s inability to demonstrate through testing that our internal control over financial reporting was effective as of December 31, 2004 because our remediation efforts of the material weaknesses were not complete as of December 31, 2004 measurement date. This adverse opinion could contain additional disclosures as a result of our identification of other significant control deficiencies or material weaknesses or our independent registered public accounting firm identifying other significant deficiencies or material weaknesses not included in management’s assessment of the operating effectiveness of our internal control over financial reporting. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

PART II

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

16.1	Letter re: Change in Certifying Accountant

31.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Lawrence J. Madden, Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Lawrence J. Madden, Executive Vice President and Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, February 9, 2005.

LOUDEYE CORP.
BY:	/s/ Michael A. Brochu
Michael A. Brochu
President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ Lawrence J. Madden
Lawrence J. Madden
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)