Form 10-K
period 2004-12-31
LOUDEYE CORP
filed 2005-03-31
CIK 1064648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Common Stock, par value $0.001 per share

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $119.4 million as of June 30, 2004, based upon the closing sale price of $1.579 per share on The Nasdaq SmallCap Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	112,062,955
(Class)	(Outstanding at March 29, 2005)

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Loudeye’s Proxy Statement relating to Loudeye’s 2005 Annual Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

LOUDEYE CORP.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2004

		Page
		Number

PART I
Item 1.	Business	1
Item 2.	Properties	33
Item 3.	Legal Proceedings	33
Item 4.	Submission of Matters to a Vote of Security Holders	35

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6.	Selected Financial Data	39
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	70
Item 8.	Financial Statements	72
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	116
Item 9A.	Controls and Procedures	118
Item 9B.	Other Information	128

PART III
Item 10.	Directors and Executive Officers of the Registrant	128
Item 11.	Executive Compensation	129
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	129
Item 13.	Certain Relationships and Related Transactions	129
Item 14.	Principal Accounting Fees and Services	129

PART IV
Item 15.	Exhibits and Financial Statement Schedules	129
Exhibit Index		130
Signatures		135
EXHIBIT 2.2
EXHIBIT 4.1
EXHIBIT 10.3
EXHIBIT 10.14
EXHIBIT 16.1
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

      Market data and industry statistics used in Item 1 “Business” of this annual report are based on industry publications and other publicly available information. We do not guarantee, and we have not independently verified, this information.

      Loudeye® and the stylized Loudeye logo are registered trademarks of Loudeye Corp and Digital MusicStoreTM and iRadio ServiceTM are also our trademarks. All other brand names, trademarks or service marks referred to in this report are the property of their respective owners.

      In this annual report on Form 10-K, “Loudeye,” “we,” “us,” and “our” refer to Loudeye Corp.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      Statements in this annual report on Form 10-K, including statements in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimates,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “Loudeye believes,” “Loudeye intends,” “we believe,” “we intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this annual report, including those factors discussed in “Risk Factors” beginning on page 12 of this annual report.

      Because the factors discussed in this annual report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on behalf of us, you should not place undue reliance on any such forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      You should assume that the information appearing in this annual report is accurate only as of the date of this annual report. Our business, financial condition, results of operations and prospects may have changed since that date.

Item 1.	Business.

Overview

      We are a worldwide leader in business-to-business digital media services that facilitate the distribution, promotion and sale of digital media content for media and entertainment, retail, wireless and enterprise customers. Our services enable our customers to outsource the management and distribution of audio and video digital media content over the Internet and other electronic networks. Our proprietary consumer-facing e-commerce services, combined with our technical infrastructure and back-end solutions, comprise an end-to-end service offering. This service offering ranges from core digital media services, such as the hosting, storage, encoding, management and protection of media assets for content owners, to turn-key, fully-outsourced digital media distribution and promotional services, such as private-labeled digital media store services, wireless music services, and streaming Internet radio and music sample services. Our outsourced solutions can decrease time-to-market for our customers while reducing the complexity and cost of digital asset management and distribution compared with internally developed alternatives, and they enable our customers to provide branded digital media service offerings to their users while supporting a variety of digital media technologies and consumer business models.

      In June 2004, we acquired On Demand Distribution Limited, or OD2, a leading digital music service provider in Europe, creating what we believe is the world’s largest business-to-business focused digital media services company. The acquisition expands our customer base to include customers in over 20 countries, including the U.S., major European countries, Australia and South Africa. Some of our combined customers include Amazon.com, Inc., America Online, Inc., Apple Computer, Inc., Belgacom Group, Cingular Wireless (formerly AT&T Wireless Services, Inc.), The Coca-Cola Company, EMI

Recorded Music Holdings, France Telecom, Microsoft Corporation and MSN, Nokia Corporation, Siebel Systems, Inc., Sony BMG Music Entertainment Inc. and Sony Connect, Tiscali S.p.A. and Yahoo! Inc.

      The use of the Internet and wireless networks as a medium for media distribution has continued to evolve and grow in recent years. Traditional media and entertainment companies, such as major recorded music companies, or music labels, have in recent years faced significant challenges associated with the digital distribution of music. These companies have now licensed the rights to some of their digital music content for distribution and sale online and on wireless networks on a subscription or individual track or album basis. Additionally, retailers and advertisers have expanded their use of digital content in the marketing and selling of their products and services. As such, traditional distribution channels for media have expanded as content owners have begun to license and distribute their content online and over wireless networks through new and existing retail channels, and consumers have begun to purchase and consume content using personal computers, mobile devices and other digital devices. In addition, traditional media formats have expanded to include a variety of digital technologies, rich media formats and digital rights management solutions.

      We developed our solutions to address the new methods of media distribution, promotion and content management that have emerged over recent years. Our digital media services enable digital distribution of media via the Internet, wireless networks and other emerging technologies. These services encompass a variety of related services and provide the primary components needed to address the management and delivery of digital media on behalf of our customers.

      The following is a description of our digital media services segment and our media restoration services segment.

      Digital media services segment. We currently have three primary service offerings in our digital media services segment: digital media store services, core services and content protection services. Our business model provides for a blend of higher margin revenue, generated by each of our service lines, and lower margin, yet scalable, revenue generated by the digital download and e-commerce services of our digital media store services. A more detailed description of each of our major service offerings follows.

•	Digital media store services. Digital media store services include our end-to-end digital music store solution provided on a “white-labeled” basis to retailers and brands throughout the world. As a business-to-business provider, our services enable brands of varying types, including retailers and e-tailers, portals, ISPs, and mobile operators, to outsource all or part of their digital media retailing activities. By leveraging our proprietary technology and infrastructure, we provide our customers with a highly scalable consumer-facing digital media commerce and delivery solution. Our services include hosting, publishing and managing digital media content, and delivering such content to end consumers on behalf of our customers. Our services support private label user interfaces and customized templates, and can readily function across both internet and mobile delivery protocols. Our services are designed to have the look, feel and branding of the retailer’s existing commerce platform, and support integration to a customer’s website, wireless applications, inventory, account management, and commerce and billing systems. Additionally, our music store services provide digital rights management and licensing; usage reporting; digital content royalty settlement; customer support and publishing related services. Our services provide for the delivery of digital content in various forms, such as full-song download or streaming, and rich media ring tunes, for both internet and wireless based applications. We offer a variety of consumer usage and commerce alternatives for our customers. Our end-to-end solution provides fully-integrated payment functionality supporting multiple end consumer payment alternatives as well as support for multiple languages, offering multinational customers a worldwide solution. We expect to extend our store services offerings from our established base in music stores to other digital media, such as video, music video and games.

As part of our end-to-end music store solutions, we have secured licenses and cultivated relationships with the four major recorded music companies and hundreds of independent record labels around the globe. Our rights portfolio currently available for inclusion in our music store solution encompasses licenses in over 20 countries and more than 1.3 million individual tracks available for sale by our customers to end consumers.

•	Core services. Core services include a suite of digital media services provided to both content owners and retailers. We generate the majority of our revenue in this area from fees for encoding and fulfillment services we perform for EMI Music and various independent label catalogs, and from our leading samples service. Within core services, we provide a variety of back-end services to most of the digital music services that have launched in the last few years. Examples of these services include:

•	Digital media supply chain services. Our proprietary systems and technology enable the scalable archiving and retrieval of large libraries of digital media assets, or digital content. Digitized masters of the media assets are stored on our high-capacity storage array systems and accessed via our proprietary, automated, web-based access tools to search, deliver and manage such content. Such storage and access capabilities enable digital content to be processed and converted into different digital formats pursuant to our customers’ specifications via our proprietary encoding and transcoding systems. To transmit digital content over the Internet or other advanced digital distribution networks, the uncompressed, digitized content must be converted into compressed, network-compatible digital formats. Our encoding services enable the conversion of such content into a particular form, along with the relevant metadata, such that the content can be readily and rapidly distributed over various distribution networks. Encoding large catalogs of content in an efficient manner is a complex process that requires highly scalable technology and supporting infrastructures. Digital encoding formats and technologies continue to evolve and often conflict with one another. As a result, content owners often convert their digital assets into multiple formats and codecs (which are algorithms that reduce the number of bytes consumed by large files and programs) to support their distribution strategies. Additionally, the encoding process for a particular item (or for an entire library) is often repeated as a result of the introduction of new formats or distribution platforms. Our innovative digital media supply chain services address these challenges by providing an outsourced solution for the archiving, management, processing and distribution of our customers’ digital assets. Our digital media supply chain services also provide watermarking, encryption, metadata and other digital rights management services to enable our customers to protect and manage their content digitally. We also provide project analysis, as well as consulting and other related services to support the digital fulfillment of encoded content libraries for content owners and retailers worldwide.

•	Digital media content services. We provide a hosted end-to-end streaming service that delivers high quality music samples to customers in the online and mobile entertainment sectors. Our music samples service consists of streaming digital content, or more specifically selections of such content, commonly referred to as samples, clips or previews. Digital media samples are used by customers for many purposes, including increasing online content sales, user traffic and customer retention. We also provide an interactive Radio service, or “iRadioTM”. The Loudeye “iRadioTM” service offers 100 channels of CD-quality streaming music delivered through a partner’s own privately branded player interface. It is capable of supporting delivery to a range of consumer music devices and appliances. The iRadio service can be deployed online for web-based retailers and portals, as well as offline for consumer electronic devices and appliances, digital home entertainment systems and other digital broadcasting outlets.

•	Content protection services. Content protection services include our anti-piracy services provided to content owners to protect against the unauthorized distribution of content on peer-to-peer networks. Our content protection services provide a comprehensive solution to combat the proliferation of illegal content sharing and downloads typically found on peer-to-peer networks on a global basis. The services, which are available globally, include Titanium, a service featuring the industry’s leading anti-piracy service level agreement (SLA) guaranteeing up to 99% effectiveness in preventing the illegal sharing of digital content over peer-to-peer networks. Our services also include providing content owners powerful data mining and analytical tools and comprehensive information on digital media usage and sharing on peer-to-peer networks. We also offer the potential of targeted promotional services redirecting potential consumers to legitimate services as a means for companies to capitalize on previously untapped revenue streams across content sharing networks. We currently protect approximately 70,000 digital content titles and block hundreds of millions of download sessions each month, across all major peer-to-peer protocols.

      Media restoration services segment. In January 2004, we transferred substantially all of the assets of our media restoration services subsidiary, VidiPax, Inc., or VidiPax, to a company controlled by VidiPax’s general manager. In May 2004, we completed the sale of this media restoration services business. While we will have ongoing rights to co-market and resell media restoration services for two years after the sale, media restoration services did not represent a significant portion of our revenue in 2004, and we anticipate media restoration services will represent an insignificant portion of our revenue in the future.

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

      During 2004, digital media continued to grow as a broad-based tool for communications, online media promotions and the distribution of content, particularly in the media, entertainment and corporate sectors. This growth has been driven in large part by an increase in broadband adoption, growth in the market for portable digital media devices and significant improvements in streaming technologies capable of delivering high quality content in smaller file sizes. A critical trend in these technology and streaming format enhancements is a marked increase in ease of use and effectiveness of streaming media, including, in some cases, instant access to streaming content without buffering. At the same time, content owners such as major media companies, film studios and record labels are providing more content in a digital format to capitalize on these opportunities.

      The digital media industry has undergone significant changes since early 2003, and is rapidly adapting to satisfy the growing consumer and business demand for digital media services. Jupiter Research predicts that the market for full-track downloads in the U.S. will increase to nearly $1.8 billion in 2009. Key trends in the industry over the past year have included:

•	Wide proliferation of digital music technologies and devices. Digital media is no longer confined to personal computers. For example, since early 2003 there has been a significant and continuous increase in the number of portable digital music players, as well as an increase in the usage of digital music on other mobile devices. We expect that a large portion of this growth will come from multipurpose digital media players such as mobile phones, DVD players, gaming devices and digital video recorders, or DVRs. Yankee Group estimates that the worldwide ringtone market is approximately $3 billion, with the U.S. accounting for $159 million of this amount. New technologies also enable new ways to purchase and consume music. Music subscription services are expected to account for approximately $803 million, or 6%, of U.S. music sales by 2007, according to Forrester Research.

•	Major record labels began licensing content. Music companies have faced stagnation in growth of new CD sales over the past three years, which they blame in part on illegal file swapping and other illegitimate means of copying and transferring copyrighted music. To create a legal means to meet the strong consumer demand for digital music, and to compensate for lost revenue as a result of peer-to-peer file sharing, the music industry has generally supported the launch of new music stores and services by licensing their catalogs for digital distribution.

•	Consumer migration from illegal file sharing to legitimate music downloads. There are indications that illegal file sharing is declining due to factors including:

•	Increased pressure from the Recording Industry Association of America (RIAA) in the U.S. and counterpart organizations abroad, such as the Music Industry Piracy Investigations (MIPI) in Australia, including litigation directed at individual file traders and providers of peer-to-peer software.

•	Corrupted files and other viruses embedded in files found on peer-to-peer networks.

•	The introduction and proliferation of legitimate digital music stores. In 2004, consumers could choose from more than 230 different legal music Web sites to download music, which is up from only 50 in 2003, according to the International Federation of the Phonographic Industry, or IFPI.

      Due in large part to the above factors, illegal music files on the Internet as a whole (including peer-to-peer networks) declined by 30 million files over the course of 2004, from 900 million in January 2004 to 870 million in January 2005, according to the IFPI.

•	Increasing consumer broadband connectivity. The estimated number of U.S. consumers with a broadband Internet connection has reached approximately 51% of the American online population, or approximately 63 million users, according to Nielsen/ Net Ratings. Jupiter Research concludes that a larger Internet audience using broadband connections will combine to generate approximately $1.6 billion in annual digital music spending by 2008.

      These shifts in the industry present market opportunities for Loudeye, as our turnkey service offerings address the technical challenges our partners face in launching their own music stores or digital media service offerings to distribute digital media content to end-users.

Challenges in Digital Media Distribution

      To manage and distribute digital media, companies may develop internally the core competencies required to manage and distribute digital media content, or they may outsource these responsibilities to a third party. These core competencies include:

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

      Metadata, which consists of textual information in digital form, provides descriptive data to the consumer such as, in the case of music, titles, artist information, track level data, title name, and cover art. Metadata may also include additional information that can be used to facilitate transactions or establish marketing relationships, such as links to online sale sites or opt-ins for email marketing campaigns. In addition, metadata is important to facilitating the administration of tracking and reporting required in many licensing arrangements with copyright holders. In many circumstances, content owners have not compiled all of the metadata that distributors of digital media content need to effectively track, sell and distribute the content, such as UPC information, genre classifications, and label and sublabel identifiers. Incomplete or inaccurate metadata can result in delays in delivering content to the marketplace.

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

      For content owners, the digital media industry presents additional challenges. For example, content owners must:

•	Ensure proper and timely distribution of their music catalog to hundreds of music services around the world;

•	Ensure content is protected against unauthorized distribution or prohibited use;

•	Collect and manage usage reports and associated royalty payments for the sale of content; and

•	Manage sufficient and reliable technology resources to distribute content to partners and stay abreast of current technological developments.

The Loudeye Solution

      We support the end-to-end management and delivery of digital media content for both content owners and downstream distributors. Our digital media services enable our business partners to outsource completely the management and delivery of audio, video and other visual content via the Internet and other digital distribution platforms. Our solutions reduce the complexity and cost of internal digital media solutions, while supporting a variety of digital media strategies and customer business models.

      We believe we have been and remain a pioneer and industry leader in the rapidly developing digital music market. Through our turnkey services, such as the Digital MusicStoreTM and iRadio ServiceTM, we have expanded our signature services to enable our customers to launch digital music storefronts under their own private brand names. We also continue to expand our digital rights portfolio, the size of which we believe is unparalleled in the industry, which we make available to our customers via a variety of our service offerings.

      Our digital media services offer our customers the following key benefits:

•	End-to-end outsourced solutions reduce complexity and cost of in-house implementations. Large- and medium-sized enterprises and content owners that want to encode and distribute video and audio content can do so either from their own production capabilities and network servers or through third-party service providers. Our services provide a comprehensive solution through a single outsourced solution. Our solutions reduce complexity and allow our customers to avoid the development and ongoing maintenance costs of establishing internal capabilities. Our end-to-end services address a series of highly complex steps required to deploy digital media effectively and reliably to large audiences. We deliver high quality and reliable services at a lower cost than the development and maintenance of comparable internal solutions, enabling our customers to leverage our existing and evolving expertise.

•	Transferable content license rights. We have obtained copyright licenses for various offerings within our digital media services which are sublicensable to our customers. We can therefore enable our customers to avoid the cost and time required to negotiate and obtain such licenses for themselves. We have developed relationships and signed content licensing agreements with all four of the major recorded music companies — EMI Music, Sony BMG, Universal Music and Warner Music — and hundreds of independent record labels, and we continue to develop working relationships with other content companies.

•	Comprehensive digital media services to address the marketing and entertainment markets. Customers in a broad range of industries are beginning to deploy digital media strategies to communicate, market services, and distribute media and entertainment. We support the online marketing initiatives of our customers through our digital media services including our leading music samples services, online radio services, and music download services.

•	Scalable systems and network infrastructure provide significant capacity and reliability. Corporations and content owners may encounter capacity and technological limitations if they attempt to deliver digital media to large numbers of end-users using in-house production capabilities and network servers. Our solution is highly scalable, allowing us to process a large number of simultaneous audio or video events and to seamlessly add additional capacity as necessary. We have developed proprietary services based upon an automated and distributed architecture of encoding, conversion and media enhancement systems. We have one of the most extensive signal ingress capacities in the industry that allows us to acquire hundreds of audio and video signals simultaneously. Additionally, we can handle a wide range of other traditional and legacy media formats. The content is then encoded by hundreds of distributed video/audio encoding servers. The content can be delivered back to customers in raw digital formats through a variety of methods, or hosted and served by our proprietary cell-based streaming network architecture. Our facility’s design is modular and scalable to accommodate growth and changes in technology.

•	High degree of flexibility enables tailored customer solutions. Because our customers require flexibility in the formats and manner that their digital media is distributed, as well as the manner in which their content is captured, we offer a wide range of media ingest and capture methods and support a wide range of digital media formats and other third party technologies. In addition, our hosting services and proprietary applications provide additional support to customers, enabling them to access advanced reporting and management tools and offer value-added services such as digital rights management to enable a variety of business models and strategies for our customers.

Loudeye’s Content Catalog

      Our digital music archive includes nearly five million digital music files and associated metadata. In 2004, we delivered approximately 14 million digital music files to content owners and customers and served nearly one billion song samples to consumers through major online music retailers and websites, such as America Online, Amazon.com, Barnesandnoble.com, CDNow, Yahoo!, House of Blues, Windowsmedia.com and MSN.

Sales and Marketing

      We sell our services through a combination of direct and indirect sales, with all channels and regional offices managed by two main sites, Seattle and London. Our digital media services direct sales force markets our services to customers in a diverse range of markets, such as media and entertainment, on-line and physical retailers, computer software and game developers. In the U.S., we currently have a sales presence in Seattle, Los Angeles and New York. In Europe, we have sales offices in London, Bristol, Paris, Cologne and Milan. We also have one sales representative in Australia. Sales employees are compensated with a salary and commission based upon business with existing and new clients.

      Our sales group also targets resellers who market to their established customer bases. We private label or co-brand our services for these partners depending on their requirements. We also partner with companies to resell our services through their websites, or through co-branded websites, or to include our services with their offerings. We offer our reseller partners our services at a discount to our traditional pricing model and our referral partners may receive a percentage of revenue.

      Our marketing objectives are to build awareness for our brand among key market segments and to maintain a position as a leading full-service digital media service provider. To support these objectives, we utilize public relations, trade shows, advertising and direct marketing.

      As of March 1, 2005, we had 34 full-time employees in our sales and marketing organization worldwide.

Seasonality

      Sales from our music store services are seasonal in nature. For the year ended December 31, 2004, we derived approximately 56% of our total annual revenues from our music store services in the fourth quarter 2004 as compared to 37% in third quarter 2004. In the recorded music business, purchases are heavily weighted towards the last three months of the calendar year. This sales seasonality affects our operating results from quarter to quarter. Prior to our acquisition of OD2 in June 2004 and the expansion of our music store services, we did not experience significant seasonality in our business. We cannot assure you that our music store services sales will continue at the level experienced in the fourth quarter 2004 or that they will be higher than such sales for our other quarters. Seasonality in our business makes it more difficult to prepare period to period comparisons for our business.

Operations and Technology

      We manage our digital media services including encoding, content preparation, digital rights management, license verification, reporting and royalty payments, hosting and distribution to the Internet, and digital music licensing from our U.S. headquarters in Seattle, Washington, and our European headquarters in Bristol, United Kingdom. We manage our Overpeer anti-piracy protection services from our offices in New York.

      Following is a summary of our primary operational activities and the associated technology.

•	Digital media storage and access. Our proprietary systems and technologies enable the scalable archiving, retrieval and processing of large catalogs of digital media. Digitized content is stored on our high capacity storage array systems and accessed through our proprietary, automated web-based access tools to search, provision and manage such content. Once captured and digitized in uncompressed format, content can be stored on our digital music archive system for later uses.

•	Content processing services. We process content to customer specifications using our proprietary production systems. The production system is an automated, scalable combination of hardware and software consisting of advanced digital archive technology, proprietary file management systems, customized user interfaces and a highly distributed encoding system. Metadata is also used to track and report information required by many licensing arrangements with copyright holders.

•	Encoding capabilities. We encode customer content in a parallel process and we have developed proprietary processes which allow us to encode audio and video content across several streaming media and download formats simultaneously. Our parallel process supports multiple compression and decompression algorithms, or codecs, and technologies from third party developers such as Microsoft Corporation, RealNetworks, Inc., Audible Magic Corporation and others. This format flexibility enables customers to support a variety of digital media strategies. Because these formats and platforms continue to evolve, we believe that the benefits of our multiple platform approach will remain applicable as new technologies emerge. Encoded content is reviewed for quality and then delivered to the customer as a collection of files or routed automatically to our hosting services for direct delivery as a hosted stream or available download, over the Internet and through Loudeye’s Digital MusicStoreTM.

•	Digital media distribution. Digitally formatted content can be delivered to customers through a range of methods, from secured file delivery to a fully hosted streaming or download service published and streamed through our network infrastructure and Loudeye’s Digital MusicStore.

•	Content protection services. Our content protection and distribution services provide an effective means of protecting and distributing authorized digital content on various peer-to-peer networks. In addition to offering service level guarantees for our anti-piracy measures, copyright holders can gain market intelligence on the unauthorized digital distribution of their content as well as promotional and distribution tools to capitalize on previously untapped revenue opportunities across distributed peer-to-peer networks.

      We have invested in a network distribution infrastructure built around scalable, redundant, “cell-based” network architecture. Depending on the media format and the bit rate, we are able to stream and host simultaneously thousands of outbound streams or downloads. We can expand our capacity by adding additional servers within cells. This network is backed by high-capacity online storage that uses mirroring and other techniques to increase redundancy and scalability. Our hosting and distribution operation includes hundreds of servers and supports load balancing and other network management techniques that have been optimized for digital media distribution, including music downloads. We can also serve content across networks of other providers if we exceed our capacity or if we are requested to do so by our customers.

      Our operations and production personnel are organized into functional teams which include project management, quality control, logistics operations, data measurement, audio capture and encoding, video capture and encoding, and systems engineering support. In addition, we have a team that supports our network and hosting services. As of March 1, 2005, we had 11 full-time employees in engineering, network services and information technology support and 120 full-time employees in our production and research and development areas.

Foreign and Domestic Operations and Geographic Data

      Prior to 2004, all of our sales were derived from selling activities conducted within the United States. In June 2004, we acquired OD2, one of the largest digital music service providers in Europe. As a result of this acquisition, approximately 67% of our revenue in 2004 came from customers in the U.S., while non-U.S. customers, primarily in Europe, accounted for 33% of our revenue in 2004. Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this annual report in the Notes to the Consolidated Financial Statements at Note 19, “Business Segment Information.”

Customers

      The target customers for our digital media services include major consumer electronics companies, traditional and Internet-based retailers, media and entertainment companies, wireless carriers and branded consumer products companies. In 2004, we served over 200 customers. Some of our customers include Amazon.com, Inc., America Online, Inc., Apple Computer, Inc., Belgacom Group, Cingular Wireless (formerly AT&T Wireless Services Inc.), The Coca-Cola Company, EMI Recorded Music Holdings, France Telecom, Microsoft Corporation and MSN, Nokia Corporation, Siebel Systems, Inc., Sony Music Entertainment Inc. and Sony Connect, Tiscali S.p.A. and Yahoo! Inc. In 2004, no customer accounted for 10% or more of our revenue. In 2003, The Coca-Cola Company accounted for 11% of our revenue. In 2002, The Coca-Cola Company accounted for 13% of our revenue and Microsoft Corporation accounted for 10% of our revenue. A significant portion of our revenue from The Coca-Cola Company related to media restoration services which we ceased providing with our sale of that business in early 2004.

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

      For our digital music solutions, we compete in the U.S. and foreign markets with several companies providing similar levels of outsourced digital music services including Groove Mobile (formerly Chaoticom), Liquid Digital, Melodeo, Inc., MusicNet, Inc., MusicNow LLC, MusiWave, MPO Group, Siemens AG, Soundbuzz Pte Ltd and Digital World Services AG, as well as in-house efforts by our potential customers. Our customers face significant competition from “free” peer-to-peer services, such as MetaMachine Inc.’s eDonkey, Sharman Network Inc.’s KaZaA, StreamCast Networks, Inc.’s Morpheus, Grokster, Ltd. and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. For our music samples services, we compete with companies including Muze Inc. and AEC One Stop Group, Inc.’s All Music Guide. Competitors for our content protection services include Macrovision Corporation, MediaDefender and Media Sentry, Inc. In addition, well-capitalized, diversified digital media technology companies such as Microsoft Corporation, Apple Computer Inc. and Real Networks, Inc. compete with our customers and may compete with us in the future with their own services. For certain services, such as encoding and music distribution, the major record labels have acquired or otherwise invested in digital music services and technologies that could compete with our services. Traditional and satellite radio broadcasters have developed online music and radio services which also compete with our solutions.

      A significant source of competition includes our potential customers who choose to independently invest in systems and infrastructure to digitally manage, encode and/or host and deliver their own media directly, thereby not requiring a business-to-business provider for such services. In-house services are expected to remain a significant competitor to our services, although we believe that as digital media strategies expand, and the scale of infrastructure and applications required to support business strategies increases, companies that currently manage these processes internally will see a significant economic advantage to outsourcing.

      We believe that the principal competitive factors in our market include:

• Ability to offer a private branded solution	• Customer service and support
• Service functionality	• Scalability of services
• Service quality	• Security of services
• Service performance	• Breadth of content available

      Although we believe that our services compete favorably with respect to each of the competitive factors described above, the market for our services is new and evolving rapidly. We may not compete successfully against current or future competitors, many of which have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies or establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop service offerings that are more sophisticated than our own. For these and other reasons, our competitors’ services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenue to achieve a profitable level of operations.

      For additional discussion of the risks associated with competition in our industry, see “— Risk Factors — Competition may decrease our market share, revenues and gross margins,” and “We face competition from “free” peer-to-peer services such as eDonkey, KaZaA and Morpheus, from emerging paid online music services delivered electronically, and from traditional retail music distributors.”

Operational Segments

      During 2004, we operated in two different business segments: digital media services and media restoration services. In 2004, we sold our media restoration services business and we anticipate that media restoration services will represent an insignificant portion of our revenues in the future. As discussed above under “— Overview,” and elsewhere in this annual report, digital media services can be further sub-divided into three categories of services: core services, content protection services and digital music store services. Further information regarding our operating segments may be found in Part II, Item 8 of this annual report in the Notes to Consolidated Financial Statements at Note 19, “Business Segment Information.”

Research and Development

      We believe that significant research and development effort are essential for us to maintain our market position, to continue to expand our digital media services, in particular for our digital media store services, and to develop additional service offerings. Accordingly, we anticipate that we will continue to invest in research and development for the foreseeable future, and we anticipate that research and development costs as an absolute dollar amount will fluctuate, depending primarily upon the level of future revenue, customer needs, staffing levels, overhead costs and our assessment of market demands. Our research and development expenditures totaled approximately $4.0 million in 2004, $1.7 million in 2003, and $3.2 million in 2002.

Proprietary Rights and Intellectual Property

      We rely primarily on a combination of copyrights, trademarks, trade secret laws and contractual obligations with employees and third parties to protect our proprietary rights. We have four issued patents in the U.S., and we have filed seven U.S. patent applications and twelve international patent applications that claim priority to six previously filed provisional applications. Overpeer holds multiple patents in Asia and Europe, and has four patents pending in the U.S. for their proprietary technology, systems and software. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our services and obtain and use information that we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect that we will increase our international operations in the future and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

      The digital music industry is characterized by the existence of a large number of patents, licenses and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. As discussed above, obtaining the requisite licenses can be difficult, as separate licenses often must be obtained from a variety of rights holders for distinct activities related to the delivery of digital music, such as distribution and performance, which requires separate licensing arrangements. In addition, these copyrights may be held by different parties, such as publishers, artists and record labels. The music industry in the United States is generally regarded as highly litigious. As a result, in the future we may be engaged in litigation with others in the music industry, including those entities with which we have ongoing content license arrangements.

      Although we attempt to avoid infringing known proprietary rights of third parties in our development efforts, we may be subject to legal proceedings and claims for alleged infringement of third party proprietary rights, such as patents, trademarks or copyrights, by us or our licensees, from time to time in the ordinary course of business. Any claims relating to the infringement of third party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from providing our services in the United States or abroad. Any of these results could harm our business. We may increasingly be subject to infringement claims if the number of services and competitors in our industry grow and the scope of services overlap.

Government Regulation

      We are not currently subject to direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses, although certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our services. Few existing laws or regulations specifically apply to the Internet. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet. These laws may relate to areas such as content issues (such as obscenity, indecency and defamation), encryption concerns, including export contents, copyright and other intellectual property rights, caching of content by server products, electronic authentication or “digital signatures,” personal privacy, advertising, taxation, electronic commerce liability, email, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations may also impose regulations, some of which may conflict with U.S. regulations.

      The adoption of such laws or regulations, and the uncertainties associated with their validity and enforcement, may affect our ability to provide our services, may increase the costs associated with our services and may affect the growth of the Internet generally. These laws or regulations may therefore harm our business.

      We do not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media and personal privacy and data protection apply to the Internet or to the distribution of music over the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

•	Limit the growth of the Internet;

•	Create uncertainty in the marketplace that could reduce demand for our services;

•	Increase our cost of doing business;

•	Expose us to significant liabilities associated with content distributed or accessed through our services; or

•	Lead to increased service and applications development costs, or otherwise harm our business.

      Specifically, with respect to one aspect of copyright law, on October 28, 1998, the Digital Millennium Copyright Act, or DMCA, was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our future business activities, we and our customers may be required to pay licensing fees for digital sound recordings we deliver or our customers provide on their web site and through retransmissions of radio broadcasts and/or other audio content. The DMCA does not specify the rate and terms of such licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. Moreover, with respect to digital publishing, sound recording and other music licenses not directly covered by the DMCA, various parties interested in distribution of digital music have engaged in proceedings before a tribunal of the United States Copyright Office along with the RIAA to determine what, if any, licensee fees should be paid to various rights holders.

      Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers.

Employees

      As March 1, 2005, we had a total of 189 full-time employees, of which 68 were in operations, 52 were in research and development, 34 were in sales and marketing, 11 were in engineering, network services and information technology support, and 24 were in general and administration. Of these, 89 employees were located in our Seattle, Washington offices, 83 were located across our European operations (of which 73 were located in Bristol, U.K.), one was located in Sydney, Australia, one was located in Los Angeles, California and 15 were located in New York, New York. None of our employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Risk Factors

      Loudeye operates in a dynamic and rapidly changing industry that involves numerous risks and uncertainties, both in the U.S. and abroad. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may impair our business operations in the future. If any of the following risks actually occur, our business, operating results and financial position could be harmed.

Risks Related to Our Business

          We have a history of losses on a quarterly and annual basis and we may experience greater losses from operations than we currently anticipate.

      As of December 31, 2004, we had an accumulated deficit of $209.3 million. We have incurred net losses from inception, and we expect to continue to incur net losses in future periods. To achieve future profitability, we will need to generate additional revenue or reduce expenditures. We can give no assurance that we will achieve sufficient revenue or reduced expenditures to be profitable on either a quarterly or annual basis in the future. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on either a quarterly or annual basis.

          Our quarterly and annual financial results will continue to fluctuate making it difficult to forecast our operating results.

      Our quarterly and annual operating results have fluctuated in the past and we expect our revenue and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are beyond our control, including:

•	Market acceptance of our services;

•	Variability in demand for our digital media services;

•	Competition from other companies entering our markets;

•	Ability of our customers and ourselves to procure necessary intellectual property rights for digital media content;

•	Willingness of our customers to enter into longer-term volume or recurring revenue digital media services agreements and purchase orders in light of the economic and legal uncertainties related to their business models;

•	Charges related to restructuring of our business, including personnel reductions and excess facilities; and

•	Governmental regulations affecting use of the Internet, including regulations concerning intellectual property rights and security measures.

      Our limited operating history, unproven business model and significant acquisitions and dispositions of businesses (in particular our acquisition of OD2 in June 2004), further contribute to the difficulty of making meaningful quarterly comparisons and forecasts. Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of expected future revenue. These expenditure levels are, to a large extent, fixed in the short term and our sales cycle can be lengthy. Thus, we may not be able to adjust spending or generate new revenue sources in a timely manner to compensate for any shortfall in revenue, and any significant shortfall in revenue relative to planned expenditures could have an immediate adverse effect on our business and results of operations. If our operating results fall below the expectations of securities analysts and investors in some future periods, our stock price could decline significantly.

          We have not completed the integration of all our acquisitions, and we may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating these future acquisitions may have a material adverse effect on our operating results.

      We have completed a number of acquisitions during the past three fiscal years, and we expect to continue to pursue strategic acquisitions in the future. In March 2004, we completed the acquisition of Overpeer and in June 2004 we completed the acquisition of OD2. Integrating the Overpeer and OD2 acquisitions and completing any potential future acquisitions could cause significant diversions of management time and company resources. In the past, we have divested acquired assets, partially as a result of failure of an acquired company’s business to integrate fully with ours, as with the media restoration business of our former Vidipax subsidiary that we acquired in June 2000 and divested in early 2004. Our business, financial condition and results of operations could be materially and adversely affected if we are unable to integrate the operations of current or future acquired companies or joint ventures.

      Our ability to integrate operations of acquired companies will depend, in part, on our ability to overcome or address:

•	The difficulties of assimilating the operations and personnel of the acquired companies and realizing anticipated operational and cost efficiencies without disruption to the ongoing business;

•	Impairment of relationships with employees, affiliates, advertisers and content providers of our business and acquired businesses;

•	The loss of key management and the difficulties in retaining key management or employees of acquired companies;

•	Operational difficulties, including the need to attract and retain qualified personnel and the need to attract customers and advertisers;

•	The cost and challenges of integrating IT and financial systems;

•	Diversion of management’s attention from other business concerns and the potential disruption of our ongoing business;

•	The need to incorporate successfully the acquired or shared technology or content and rights into our services, including maintaining customer satisfaction while migrating to a single development platform; and

•	The difficulties of maintaining uniform standards, systems, controls, procedures and policies.

      In addition, completing acquisitions could require use of a significant amount of our available cash. Furthermore, financing for future acquisitions may not be available on favorable terms, if at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, technologies or employees into our existing business and operations. Future acquisitions may not be well-received by the investment community, which may cause our stock price to fall. We cannot ensure that we will be able to identify or complete any acquisition in the future.

      If we acquire businesses, new services, or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to at least annual testing for impairment. For example, in the first quarter 2003 we recorded impairments to goodwill of $5.3 million, $685,000 to intangible assets and $601,000 to property and equipment related to our enterprise communication services and media restoration services business. A significant portion of those impairments related to assets acquired in our acquisition of TT Holding Corp. in November 2002. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership would be diluted significantly. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. The anticipated benefits of any acquisition may not be realized. If any of the negative events occur, our results of operations and financial position could be materially adversely affected.

          We have restructured our business and if we are unsuccessful in executing on our revised business strategy, our business, results of operations and financial condition could be seriously harmed.

      We have shifted our business plan to offering full-service business-to-business digital media solutions. You should consider our prospects in executing on our revised business strategy in light of the risk, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market segments we serve. As a result of such risks, expenses and difficulties, we may not be successful in:

•	Establishing and maintaining broad market acceptance of our services and converting that acceptance into direct and indirect sources of revenue;

•	Establishing and maintaining our brand name;

•	Successfully developing new service offerings and features on a timely basis and increasing the functionality and features of existing services;

•	Successfully responding to our current competition including, competition from emerging technologies and solutions;

•	Developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our services; and

•	Attracting, training and retaining qualified sales, technical and customer support personnel.

      We might not be successful in implementing our business strategy in a cost-effective manner, if at all, and the implementation may require significant additional expenditures on our part. The capital requirements of our business strategy combined with the expectation that we will incur net losses in future periods could have a serious adverse impact on our business, results of operations and financial position. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or make investments to maintain our competitive position. If we lack necessary capital, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. Our inability to execute on our strategy could result in increased expenses and decreased revenue, either or both of which could seriously harm our business, results of operations and financial condition.

          Our success is dependent on the performance and integration of our new CEO and CFO/ COO and the cooperation, performance and retention of our executive officers and key employees.

      Michael Brochu joined as our chief executive officer on January 31, 2005. Ronald Stevens joined as our chief financial officer and chief operating officer on March 7, 2005. Our business and operations are substantially dependent on the performance and integration of our new CEO and COO/ CFO, as well as the performance of our other executives. Our senior executives have worked together for only a short period of time. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

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

          We are subject to exchange rate risk in connection with approximately £1.6 million (approximately $3.0 million based on exchange rates as of March 1, 2005) that is payable in cash to former OD2 shareholders in July 2005, and in connection with our international operations.

      We are obligated to pay approximately £1.6 million (approximately $3.0 million based on exchange rates as of March 1, 2005) in cash in July 2005 to former OD2 shareholders. The payments are payable in

British pounds, and accordingly, we are exposed to risks with changes in the prevailing exchange rate. We may hedge this risk. If we do not hedge against exchange rate risk, any decrease in the value of the U.S. dollar against the British pound will cause a proportional increase in the amount of the future consideration we must pay to the former OD2 shareholders.

      In addition, the results of operations of OD2 are exposed to foreign exchange rate fluctuations as the financial results of this subsidiary are translated from the local currency to U.S. dollars upon consolidation. Because of the significance of the operations of OD2 to our consolidated operations, as exchange rates vary, net sales and other operating results, when translated, may differ materially from our prior performance and our expectations. In addition, because of the significance of our overseas operations, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our services and further negatively impact results of operations in a material and adverse manner. As a result of these market risks, the price of our stock could decline significantly and rapidly.

      We may in the future engage in hedging activities. As foreign currency exchange rates vary, the fluctuations in revenue and expenses may materially impact the financial statements upon consolidation. A weaker U.S. dollar would result in an increase to revenue and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenue and expenses upon consolidation.

          Our music content licenses are generally for limited terms. If we are unable to reach agreement with recorded music companies, especially with the four major recorded music companies, to renew existing licenses or to grant us expanded license rights, portions of our services could be interrupted and our business and results of operations could be harmed.

      We have content license agreements with all four major recorded music companies — EMI Music Marketing, Sony BMG Music Entertainment, UMG Recordings, and Warner Music Group — and numerous independent record labels, and in each case our license grants are for finite terms and require the consent of the label to renew. In addition, these content licenses may be terminated by the recorded music companies at any time upon a specified period of advance notice or under circumstances such as our breach of these agreements. If we are unsuccessful in securing renewals of these label license agreements before expiration of existing agreements, our digital media services with respect to any one or a number of the labels’ content could be interrupted, and our business and results of operations could be harmed. In addition, if we are unsuccessful in obtaining additional license rights from the content owners for emerging distribution methods, such as subscription services, our business and results of operations could be harmed.

          Our music content licenses generally require prior approval for us to distribute content to our customers. If approval is delayed or withheld, portions of our services could be interrupted and our business and results of operations could be harmed.

      Our content license agreements from the major recorded music companies generally require prior approval before we can distribute content to our customers. If approval is delayed or withheld, we may not be able to satisfy our contractual obligations to our customers. As a result, our reputation within the music industry could be harmed, our services could be interrupted and our business and results of operations could be harmed.

          Our music content licenses could result in operational complexity that may divert resources or make our business more expensive to conduct.

      The large number of licenses in the U.S. and in the foreign markets in which we operate that we need to maintain in order to operate our music-related services creates operational difficulties in connection with tracking the rights that we have acquired and the complex structures under which we have royalty and reporting obligations. In addition, in some circumstances, we are responsible for tracking and remitting royalties to professional rights organizations, both in the U.S. and abroad, such as The American Society of Composers, Authors and Publishers, Inc. (ASCAP), Broadcast Music, Inc. (BMI), SESAC, Inc. (SESAC) or The MCPS-PRS Alliance Limited in the United Kingdom, which adds to the complexity of the royalty structure in which we operate. Our licensing agreements typically allow the third party to audit our royalty tracking and payment mechanisms to ensure that we are accurately reporting and paying royalties owed. If we are unable to accurately track amounts that we must pay to the numerous parties with whom we have licenses in connection with each delivery of digital music services or if we do not deliver the appropriate payment in a timely fashion, we may risk financial penalties and/or termination of licenses.

          We rely on strategic relationships to promote our services and for access to licensed technology; if we fail to maintain or enhance existing relationships or obtain new relationships, our ability to serve our customers and develop new services could be harmed.

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

          Competition may decrease our market share, revenue, and gross margins.

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

      Competition in our core business-to-business digital media services comes from in-house efforts by our potential customers, and from companies such as Groove Mobile (formerly Chaoticom), Liquid Digital, Melodeo, MusicNet, Inc., MusicNow LLC, MusiWave, MPO Group, Siemens AG, Soundbuzz

and Digital World Services AG. Competitors for our anti-piracy services business include Macrovision, MediaDefender and Media Sentry. In addition, our customers for digital media distribution services face competition from other providers of digital distribution services to customers including Apple Computer Inc.’s iTunes, Napster, RealNetworks Inc.’s Rhapsody, MusicNet, Inc. and Sony Connect Inc. Many of our competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors’ services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain or maintain market share and customer loyalty and to generate sufficient revenue to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and results of operations.

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

          We depend on a limited number of customers for a significant percentage of our revenue. Accordingly, the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenue, operating results and cash flows.

      A limited number of customers have accounted for a significant percentage of our revenue and may continue to do so for the foreseeable future. During the year ended December 31, 2004, no customers accounted for 10% or more of our revenue. During 2003 and 2002, The Coca-Cola Company accounted for approximately 11% and 13% of our revenue. A significant portion of our revenue from The Coca-Cola Company related to media restoration services which we ceased providing with our sale of that business in early 2004. We believe that a small number of customers may continue to account for a significant percentage of our revenue for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to complete or deliver a project on a timely basis during a given quarter is likely to significantly reduce revenue. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our financial condition, revenue and operating results could suffer. If we are unsuccessful in increasing and broadening our customer base, our business could be harmed.

          If we do not continue to add customers for our services, our revenue and business will be harmed.

      In order to achieve return on our investments in new service offerings, we must continue to add new customers while minimizing the rate of loss of existing customers. If our other marketing and promotional activities fail to add new customers at a rate significantly higher than our rate of loss, our business will suffer. In addition, if the costs of such marketing and promotional activities increase in order to add new customers, our margins and operating results will suffer.

          Our business will suffer if we do not anticipate and meet specific customer requirements or respond to technological change.

      The market for digital media services is characterized by rapid technological change, frequent new service offerings, new device introductions and changes in customer requirements, some of which are unique or on a customer by customer basis. We may be unable to respond quickly or effectively to these developments or requirements. Our future success will depend to a substantial degree on our ability to offer services that incorporate leading technology, address the increasingly sophisticated, varied or individual needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

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

          Average selling prices of our services may decrease, which may harm our gross margins.

      The average selling prices of our services may be lower than expected as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments or otherwise. The pricing of services sold to our customers depends on the duration of the agreement, the specific requirements of the order, the sales and service support and other contractual agreements. We have experienced and expect to continue to experience pricing pressure and anticipate that the average selling prices and gross margins for our services will decrease. We may not be successful in developing and introducing on a timely basis new services with enhanced features or improved versions of our existing services that can be sold at higher gross margins.

          Our music store business has lower gross margins than other lines of our business.

      In June 2004, we acquired OD2 and subsequently have placed greater focus on growing our music store services. On a blended basis, costs of our music store services as a percentage of the revenue generated by those services are higher than those of our core services and content protection services. The cost of third party music content, in particular, is a substantial percentage of revenue we receive from our music store customers and is unlikely to decrease significantly over time as a percentage of revenue. A trend towards more music store services as a percentage of our total revenue will reduce our overall gross margins.

          Our music store services operating results fluctuate on a seasonal and quarterly basis.

      Sales of recorded music tend to be seasonal in nature, with a disproportionate percentage of annual music purchases occurring in the fourth quarter. We expect transactional related revenues from our digital media stores services to be impacted by such seasonality long-term; however, increasing consumer adoption of digital media services should largely mitigate the impact of such seasonality in the near term. This sales seasonality may affect our operating results from quarter to quarter. Prior to our acquisition of OD2 in June 2004 and the expansion of our music store services, we did not experience significant seasonality in our business. We cannot assure you that revenue from our music store services will continue at the level experienced in the fourth quarter 2004 or that they will be higher than such revenue for our other quarters. Seasonality in our business makes it more difficult to prepare period to period comparisons for our business.

          We may be liable or alleged to be liable to third parties for music, software, and other content that we encode, distribute, archive or make available to our customers.

      We may be liable or alleged to be liable to third parties, such as the recorded music companies and professional rights organizations, for the content that we encode, distribute, archive or make available to our customers:

•	If the performance of our services is not properly licensed by the content owners or their representatives such as the recorded music companies and professional rights organizations;

•	If the content or the performance of our services violates third party copyright, trademark, or other intellectual property rights;

•	If our customers violate the intellectual property rights of others by providing content to us or by having us perform digital media services;

•	If the manner of delivery of content is alleged to violate terms of use of third party delivery systems, such as peer-to-peer networks; or

•	If content that we encode or otherwise handle for our customers is deemed obscene, indecent, or defamatory.

      Any alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management’s attention which could have an adverse effect on our business, results of operations and financial condition. Our customers for encoding services generally agree to indemnify and hold us harmless from claims arising from their failure to have the right to encode the content given to us for that purpose. However, customers may contest this responsibility or not have sufficient resources to defend claims and we have limited or no insurance coverage for claims of this nature.

      Because we host, stream and webcast audio and video content on or from our website and on other websites for customers and provide services related to digital media content, we face potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials we host. Claims of this nature have been brought, and sometimes successfully prosecuted, against content distributors. In addition, we could be exposed to liability with respect to the unauthorized encoding of content or unauthorized use of other parties’ proprietary technology, including third party delivery systems such as peer-to-peer networks. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage or any alleged liability could harm our business.

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

      We could be subject to intellectual property infringement claims by others. For example, on September 10, 2004, we were served in a patent infringement lawsuit brought by Altnet, Inc., and others against Loudeye, our Overpeer subsidiary, Marc Morgenstern, one of our executive officers, the Recording Industry Association of America and others. The complaint, filed in federal district court in Los Angeles, California, involves two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy solutions offered by our Overpeer subsidiary infringe the patents in question. The complaint does not state a specific damage amount.

      In addition, potential customers may be deterred from distributing content over the Internet for fear of infringement claims. The music industry in particular has recently been the focus of heightened concern with respect to copyright infringement and other misappropriation claims, and the outcome of developing legal standards in that industry is expected to affect music, video and other content being distributed over the Internet. If, as a result, potential customers forego distributing traditional media content over the Internet, demand for our digital media services could be reduced which would harm our business. The music industry in the U.S. is generally regarded as extremely litigious in nature compared to other industries and we could become engaged in litigation with others in the music industry. Claims against us, and any resultant litigation, should they occur in regard to any of our digital media services, could subject us to significant liability for damages including treble damages for willful infringement. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. Further, we offer our digital media services to customers in foreign countries that may offer less protection for our intellectual property than the United States. Our failure to protect against misappropriation of our intellectual property, or claims that we are infringing the intellectual property of third parties could have a negative effect on our business, revenue, financial condition and results of operations.

          We must enhance our existing digital media services and develop and introduce new services to remain competitive in that segment. Any failure to do so in a timely manner will cause our results of operations to suffer.

      The market for digital media services is characterized by rapidly changing technologies. This market characteristic is heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of the new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

•	Identify and respond to emerging technological trends in the market;

•	Enhance our services by adding innovative features that differentiate our digital media services from those of our competitors;

•	Develop, acquire and license leading technologies;

•	Bring digital media services to market and scale our business and operations on a timely basis at competitive prices; and

•	Respond effectively to new technological changes or new service announcements by others.

      We will not be competitive unless we continually introduce new services or enhancements to existing services that meet evolving industry standards and customer needs. In the future, we may not be able to address effectively the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. The technical innovations required for us to remain competitive are inherently complex, require long development schedules and are dependent in some cases on sole source suppliers. We will be required to continue to invest in research and development in order to attempt to maintain and enhance our existing technologies and services, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most development expenses must be incurred before the technical feasibility or commercial viability of new or enhanced services and applications can be ascertained. Revenue from future services or enhancements to services may not be sufficient to recover the associated development costs.

          The technology underlying our services is complex and may contain unknown defects that could harm our reputation, result in liability or decrease market acceptance of our services.

      The technology underlying our digital media services is complex and includes software that is internally developed and software licensed from third parties, including open source software. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services or enhancements until after they are sold. Furthermore, because our digital media services are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality service for our customers. Because our customers depend on us for digital media management, any interruptions could:

•	Damage our reputation;

•	Cause our customers to initiate liability suits against us;

•	Increase our service development resources;

•	Cause us to lose revenue; and

•	Delay market acceptance of our digital media services.

      We do not have product liability insurance, and our errors and omissions coverage is not likely to be sufficient to cover our complete liability exposure.

          We provide guarantees to some of our customers under service level agreements and could be liable for service credits for failure to meet specified performance metrics.

      In connection with our content protection services, we provide our customers with guaranteed service performance levels. We also provide guaranteed service performance levels to some of our encoding customers. If we fail to meet these guaranteed performance metrics, we could be liable for monetary credits or refunds of service fees previously paid or owed to us. Our contracts generally provide for credits of a portion of the fees otherwise payable to us for the service in the event of a service level failure. Any failure could also result in termination of service contracts and could damage our reputation and ability to attract or retain customers.

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

      Our operations also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We also depend on web browsers, ISPs and online service providers to provide access over the Internet to our service offerings. Many of these providers have experienced significant outages or interruptions in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of interruptions could continue or increase in the future.

      The occurrence of any of these or similar events could damage our business, hurt our ability to distribute services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

          Our services are complex and are deployed in complex environments and therefore may have errors or defects that could seriously harm our business.

      Our services are highly complex and are designed to be deployed in and across numerous large complex networks. Our digital distribution activities are managed by sophisticated software and computer systems. From time to time, we have needed to correct errors and defects. In addition, we must continually develop and update these systems over time as our business needs grow and change and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors and defects that could cause system failures. Any system error or failure that causes interruption in availability of services or content or an increase in response time could result in a loss of potential or existing customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our services and websites could be less attractive to such entities or individuals and our business could be harmed.

          Our transmission capacity is not entirely in our control, as we rely in part on transmission capacity provided by third parties. Insufficient transmission capacity could result in interruptions in our services and loss of revenue.

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

          We have identified material weaknesses in our internal control over financial reporting and we have received an adverse opinion on internal control over financial reporting from our independent registered public accounting firm in connection with their annual internal control attestation process.

      We have identified material weaknesses in our internal control over financial reporting as of December 31, 2004, including the following:

•	Deficiencies pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions.

•	Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel.

•	Deficiencies in the design of our internal control environment reflected in either a lack of controls or ineffectively designed controls.

•	Deficiencies in our general computer controls relating to financially significant applications and business processes, including application level design and documentation deficiencies. As a result of these deficiencies and our inability to rely upon information technology general controls to perform as expected over time, we were unable to demonstrate through testing that our information technology dependent controls were operating effectively.

•	Deficiencies relating to insufficient analysis, review and documentation of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.

•	Failure to appropriately assess and monitor the effectiveness of controls executed by third party service providers, and to adequately implement and/or maintain customer level controls related to the provision of services by third party service providers.

•	Inability to demonstrate through testing that all of our key internal controls over financial reporting were effective as of December 31, 2004.

•	Deficiencies related to entity-level controls.

      Our independent registered public accounting firm, Moss Adams LLP, has issued an adverse opinion on our internal control over financial reporting as of December 31, 2004.

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

      As a result of our acquisition of OD2, we have substantial international operations, including in the United Kingdom, France, Germany and Italy. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

•	Changes in tariff regulations;

•	Political instability, war, terrorism and other political risks;

•	Foreign currency exchange rate fluctuations;

•	Establishing and maintaining relationships with local distributors and dealers;

•	Lengthy accounts receivable payment cycles;

•	Import and export licensing requirements;

•	Compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

•	Greater difficulty in safeguarding intellectual property than in the U.S.;

•	Challenges caused by distance, language and cultural differences;

•	Potentially adverse tax consequences;

•	Difficulty in staffing and managing geographically diverse operations; and

•	Higher costs associated with doing business internationally.

      These and other risks may preclude or curtail international sales or increase the relative price of our services compared to those of local competitors in other countries, reducing the demand for our services.

          Our business and operations may be especially subject to the risks of earthquakes and other natural catastrophes in the Pacific Northwest.

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

          The industries we serve are a focus of attempts at means to improperly access and share content and avoid digital rights management and anti-piracy technologies.

      We employ content protection and anti-piracy technologies and systems that are state of the art in the industry. However, the digital content businesses we serve are a focus of escalating attempts by third parties to circumvent these technologies and systems in an apparent effort to illegally use and share digital content, such as digital music, video, films and commercial software programs. To the extent third parties are successful in avoiding our content protection technologies and systems and if it is not feasible for us to modify or enhance our technologies and systems to avoid that result, our business, result of operations and reputation could be harmed.

          Our industry is experiencing consolidation that may intensify competition.

      The Internet and digital media services industries are undergoing substantial change that has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have failed or are being acquired by larger entities. As a result, we are increasingly competing with larger competitors which have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

•	Competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our services or the loss of certain enhancements or value-added features to our services;

•	Competitors could obtain exclusive access to desirable multimedia content and prevent that content from being available in certain formats, thus impairing our content selection and our ability to attract customers;

•	Suppliers of important or emerging technologies could be acquired by a competitor or other company which could prevent us from being able to utilize such technologies in our offerings, and disadvantage our offerings relative to those of competitors;

•	A competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our services; and

•	Other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content; or which could significantly change the market for our services.

      Any of these results could put us at a competitive disadvantage that could cause us to lose customers, revenue and market share. They could also force us to expend greater resources to meet the competitive threat, which could also harm our operating results.

          Our business could be harmed by a lack of availability of popular content.

      Our digital media services business is affected by the release of “hit” music titles, which can create cyclical trends in sales distinctive to the music industry. It is not possible to determine the timing of these cycles or the future availability of hit titles. We depend upon the music content providers to continue to produce hits. To the extent that new hits are not available, or not available at prices attractive to consumers, our sales and margins may be adversely affected.

          The growth of our business depends on the increased use of the Internet and wireless networks for communications, electronic commerce and advertising.

      The growth of our business depends on the continued growth of the Internet and wireless networks as a medium for media consumption, communications, electronic commerce and advertising. Our business will be harmed if such usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce. Our success also depends on the efforts of third parties to develop the infrastructure and complementary services necessary to maintain and expand the Internet and wireless networks as viable commercial channels, and identifying additional viable revenue models for digital media-based businesses. We believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service, and necessary increases in bandwidth availability and access on an affordable basis, remain largely unresolved and may affect the amount and type of business that is conducted over such mediums, and may adversely affect our ability to sell our services and ultimately impact our business results and prospects.

      If usage of the Internet and wireless networks grows, the respective infrastructure may not be able to support the demands placed on them by such growth, specifically the demands of delivering high-quality media content. As a result, the performance and reliability of such mediums may decline. In addition, the Internet and wireless networks have experienced interruptions in service as a result of outages, system attacks and other delays occurring throughout the relevant network infrastructure. If these outages, attacks or delays occur frequently or on a broad scale in the future, overall usage, as well as the usage of our services could grow more slowly or decline.

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

          More consumers are utilizing non-PC devices to access digital content, and we may not be successful in developing versions of our services that will gain widespread adoption by users of such devices.

      In the coming years, the number of individuals who access digital content through devices other than a personal computer, such as portable digital audio players, personal digital assistants, cellular telephones, television set-top devices, game consoles and Internet appliances, may increase dramatically. Manufacturers of these types of products are increasingly investing in media-related applications, but these devices are in an early stage of development and business models are new and unproven. If we are unable to offer our services on these alternative non-PC devices, we may fail to capture a sufficient share of an increasingly important portion of the market for digital media services or our costs may increase significantly. Our digital music store service is not compatible with the iPod music player, the current digital audio player market leader.

          Government regulation could adversely affect our business prospects.

      Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our services. Many laws and regulations, however, are pending and may be adopted in the United States, European countries, and other countries, and in states, provinces and local jurisdictions, with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional distribution costs for us in order to comply with such regulation.

      There is uncertainty regarding how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, taxation, gambling, security, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

•	Limit the growth of the Internet;

•	Create uncertainty in the marketplace that could reduce demand for our services;

•	Increase our cost of doing business;

•	Expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our Websites or distributed or accessed through our services, with our provision of services, and with the features or performance of our services and Websites;

•	Lead to increased development costs or otherwise harm our business; or

•	Decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

      The Digital Millennium Copyright Act, or DMCA, includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which are determined by arbitration proceedings, known as CARP proceedings, supervised by the U.S. Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under U.S. copyright law are pending. With the enactment of the Copyright Royalty and Distribution Reform Act of 2004 on November 30, 2004, the CARP system that had been part of the U.S. Copyright Office since 1993 is being phased out. The Act replaced CARP with a system of three Copyright Royalty Judges, who will determine rates and terms for the copyright statutory licenses and make determinations on distribution of statutory license royalties collected by the U.S. Copyright Office. We cannot predict the outcome of continuing CARP proceedings or any proceedings before the Copyright Royalty Judges and may elect instead to directly license music content for our subscription and/or non-subscription services, either alone or in concert with other affected companies.

      Such licenses may apply only to music performed in the United States, and the availability of corresponding licenses for international performances is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. Many of our customers may be affected by these rates, which may negatively affect our revenue. Several CARP proceedings are pending for subscription music services and services that deliver digital downloads of music, and the outcome of these CARPs or any proceedings before the Copyright Royalty Judges will also likely affect our business in ways that we cannot predict. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future proceedings before Copyright Royalty Judges relating to music subscription delivery services, which may also adversely affect the online distribution of music.

      The Child Online Privacy Protection Act imposes liability on persons collecting personal information from children under the age of 13. The Child Online Protection Act imposes civil and criminal penalties on persons distributing material harmful to minors over the Internet to persons under the age of 17. The manner in which these Acts may be interpreted and enforced cannot be fully determined. For example, while the Supreme Court recently upheld an injunction of the enforcement of the Child Online Protection Act because it likely violates the First Amendment of the U.S. Constitution, it is possible that the courts will ultimately find the act enforceable. If the Child Online Protection Act is ultimately found to be unenforceable it is possible that Congress would enact new legislation aimed at preventing the distribution of materials that might be harmful to minors. If it is determined that we fail to conform to any such law we could face fines or civil penalties.

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

      We may be subject to market risk and legal liability in connection with the data collection capabilities of our services.

      Many of our services leverage interactive applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our services send information to servers. Many of the services we provide also require that a user provide certain information to us. We post an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. Any failure by us to comply with our posted privacy policy and existing or new legislation regarding privacy issues could impact the market for our services, subject us to litigation and harm our business.

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

      Our common stock trades on the Nasdaq SmallCap Market. Our common stock has experienced extreme price and volume fluctuations to date. To illustrate, during our past two fiscal years, the highest closing sales price for our common stock was $3.02, while the lowest closing sales price was $0.18. In the future, the market price and trading volume of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

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

          Future sales of our common stock, or the perception that future sales could occur, may adversely affect our common stock price.

      If a large number of shares of our common stock are sold in the open market, or if there is a perception that such sales could occur, the trading price of our common stock could decline materially. In addition, the sale of these shares, or possibility of such sale, could impair our ability to raise capital through the sale of additional shares of common stock.

      As of March 1, 2005, we had on file with the SEC effective registration statements for a total of approximately 44.4 million shares for resale by selling stockholders representing approximately 41.5% of our common stock then outstanding. Of these shares registered, approximately 14.8 million had been resold as of March 1, 2005, and approximately 29.6 million shares remained available for resale.

      We have on file with the SEC a registration statement covering the resale of 28,140,224 shares issued or issuable upon exercise of warrants issued in connection with our acquisition of OD2 and our December 2004 financing transactions. We are also obligated to file a registration statement to cover the resale of 3,554,419 shares of our common stock issuable by us to former shareholders of OD2.

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

          We are not compliant with listing standards of The Nasdaq Stock Market requiring a majority of our directors to be independent and that our audit committee consists of at least three independent directors.

      On February 2, 2005, we received a notice from The Nasdaq Stock Market that we no longer comply with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Marketplace Rule 4350, which include that our board must consist of a majority of independent directors and that we must have at least three independent directors on our audit committee. Consistent with Marketplace Rules 4350(c)(1) and 4350(d)(4), we have a cure period until the earlier of our next annual meeting of stockholders or January 31, 2006, in order to regain compliance. In the event we do not regain compliance within this period, The Nasdaq Stock Market has informed us that the Staff of The Nasdaq Stock Market will provide us with a written notification that our shares will be delisted and, at that time, we may appeal such determination to delist to a Nasdaq Listings Qualifications Panel. We are currently conducting a search process to identify qualified individuals to join our board of directors and certain committees of our board of directors, including our audit committee, in order to regain compliance with these requirements.

          If our stock price trades below $1.00 per share for an extended period of time we may be delisted from the Nasdaq SmallCap Market.

      In September and October 2004, our common stock traded at prices below $1.00 per share. If our stock price trades below $1.00 per share for an extended period, it may be delisted from the Nasdaq SmallCap Market, which would have an adverse effect on our business and on the trading of our common stock. In order to maintain compliance with Nasdaq SmallCap listing standards, we may consider several strategies. For example, at our 2005 annual meeting, we intend to submit to a stockholder vote a proposal to approve a potential reverse stock split. We cannot predict what effect a reverse stock split would have on the market price of our common stock or our ability to maintain compliance with the listing standards of the Nasdaq SmallCap market. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

          Recently enacted and proposed changes in securities laws and regulations have increased and will continue to increase our costs.

      The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the SEC and Nasdaq have required changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements have increased and will continue to increase our legal and financial compliance costs, and make some corporate actions more difficult. These developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.

          The large number of holders and lack of concentration of ownership of our common stock may make it difficult for us to reach a quorum or obtain an affirmative vote of our stockholders at future stockholder meetings.

      Our stock is held in a large number of individual accounts with no one registered holder or group of registered holders individually accounting for more than 6% of our outstanding common stock. As a result, it may be difficult for us to reach a quorum or obtain an affirmative vote of a majority of our stockholders where either of those thresholds are measured based on the total number of shares of our common stock outstanding. Difficulty in obtaining a stockholder vote could impact our ability to complete any strategic transaction requiring stockholder approval or effect basic corporate governance changes, such as an increase in the authorized number of shares of our common stock.

          As a result of accounting regulations which become applicable to us on July 1, 2005 requiring companies to expense stock options, our expenses will increase and our stock price may decline.

      A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Board (FASB) has adopted rule changes with an effective date beginning July 1, 2005 requiring expensing of stock options. Currently, we include such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States, but do not include stock option expense for employee options in our reported financial statements. This change in accounting standards will require us to expense stock options, and as a result our reported expenses may increase significantly.

Available Information

      We were incorporated in the state of Delaware on March 18, 1998. We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the SEC’s public reference room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our SEC filings are also available at the SEC’s website at “http://www.sec.gov.” Our Internet address is http://www.loudeye.com. There we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

Item 2.	Properties.

      Following is a summary of our properties and related lease obligations. We do not own any real property. We believe our U.S. and international facilities are sufficient to support our operational, research and development and administrative needs under our current operating plan.

United States

      1130 Rainier Avenue S, Seattle, WA. Our principal operations are conducted at this facility where we lease approximately 41,800 square feet. The lease expires on December 31, 2005 and annual base rent was approximately $823,000 for 2004 and will be approximately $921,000 for 2005.

      1601 Cloverfield, Santa Monica, CA. We lease offices for our sales staff in a shared office space arrangement at this facility. The annual rent is approximately $43,000 with a lease term expiring November 30, 2005.

      24 West 40th Street, New York, NY. In December 2004, our subsidiary Overpeer Inc. entered into a lease for approximately 5,140 square feet. We expect the newly leased space will be available for occupation in May 2005. Annual base rent in 2005 will be $175,000 subject to annual adjustment ($58,600 in 2005 after landlord credits). The term of the lease expires in September 2015.

      110 East 55th Street, New York, NY. Overpeer Inc. leases approximately 1,500 square feet at an annual base rent of approximately $60,000. The lease expires on April 30, 2005.

Europe

      72 Prince Street, Bristol, U.K. OD2 leases approximately 8,000 square feet of space. The current annual rent is approximately £116,000 (approximately $223,000 based on exchange rates on March 1, 2005) with the lease term expiring June 2009, with an option for OD2 to terminate the lease in June 2007.

      290 Boulevard Voltaire, 75011 Paris, France. OD2 leases approximately 170 square meters for a sales office at an annual rent of approximately €22,000 (approximately $29,000 based on exchange rates on March 1, 2005). The lease expires in March 2010, with an option to terminate the lease in March 2007.

      Stamstrasse 90, 50823 Cologne, Germany. OD2 leases approximately 120 square meters for a sales office at an annual rent of approximately €11,000 (approximately $15,000 based on exchange rates on March 1, 2005). The lease is on a month-to-month basis, provided that six month advance notice of termination must be provided by either the landlord or OD2 to terminate the lease.

Item 3.	Legal Proceedings.

      On September 10, 2004, we were served in a patent infringement lawsuit brought by Altnet, Inc., and others against Loudeye, our Overpeer subsidiary, Marc Morgenstern, one of our executive officers, the Recording Industry Association of America and others. The complaint, filed in federal district court in Los Angeles, California, involves two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy solutions offered by our Overpeer subsidiary infringe the patents in question. The complaint does not state a specific damage amount. On November 17, 2004, the court dismissed the complaint against

Mr. Morgenstern with prejudice and dismissed the complaint against Loudeye and Overpeer without prejudice. The plaintiffs filed an amended complaint on November 24, 2004 against Loudeye, Overpeer and other entity defendants. Loudeye and Overpeer filed motions to dismiss this amended complaint, which the court denied on January 21, 2005. We intend to file a motion for summary judgment and to otherwise defend ourselves vigorously against the allegations contained in the amended complaint. Discovery in this matter commenced in January 2005. At present, we cannot assess the probability of an unfavorable outcome or the magnitude of any such outcome.

      In February 2003, we entered into an agreement with Regent Pacific Management Corporation pursuant to which Regent Pacific would provide management services. The agreement was for a term of 26 weeks, with an option to renegotiate certain terms of the agreement after 13 weeks, and was terminable by either party under certain circumstances. Under the agreement, we paid certain cash fees to Regent Pacific. In addition, Regent Pacific was to receive stock options to purchase up to 4,000,000 shares of Loudeye common stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. In March 2003, Regent Pacific resigned from the engagement. In July 2003, Regent Pacific filed suit against us in the Superior Court of California in San Francisco County for breach of the agreement. In this complaint, Regent Pacific is seeking unspecified damages and specific performance of the alleged obligation to grant the stock options due to them under the contract. We answered the complaint in September 2003 denying all allegations and asserting counterclaims. In March 2004, the court granted our motion to transfer the case to the United States District Court for the Western District of Washington. Discovery in this case is ongoing, with depositions scheduled for April and May 2005. We intend to defend vigorously this action and to pursue vigorously our counterclaims. We do not consider the likelihood of loss to be probable and the amount of loss, if any, is not estimable at this time.

      Between January 11 and December 6, 2001, class action complaints were filed in the United States District Court for the Southern District of New York. These actions were filed against 310 issuers (including us), 55 underwriters and numerous individuals including certain of our former officers and directors. The various complaints were filed purportedly on behalf of a class of persons who purchased our common stock during the time period between March 15 and December 6, 2000. The complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on allegations that our underwriters received undisclosed compensation in connection with our initial public offering and that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket. These actions were consolidated for pre-trial purposes. No specific amount of damages has been claimed. We and the individual defendants have demanded to be indemnified by underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently all claims against the former officers have been withdrawn without prejudice. The Court suggested that the parties select six test cases to determine class-action eligibility. We are not a party to any of the test cases.

      In March 2005, a proposed settlement initially structured in June 2003 among plaintiffs, issuer defendants, issuer officers and directors named as defendants, and issuers’ insurance companies, was approved by the Court. This proposed settlement provides, among other matters, that:

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

The final settlement terms as approved by the Court differ from the initial settlement proposal in that the settlement does not bar the defendant underwriters from bringing contractual indemnity claims against the issuer defendants, including Loudeye. Our board of directors approved the proposed settlement in August 2003 and is considering whether to approve the final settlement terms in March 2005. Management does not anticipate that we will be required to pay any amounts under this settlement; however, we can give no assurance that the underwriter defendants will not bring a claim for indemnification against us under the terms of the underwriting agreement relating to our initial public offering.

      We are involved from time to time in various other claims and lawsuits incidental to the ordinary course of our operations, including contract and lease disputes and complaints alleging employment discrimination. We believe that the outcome of any such other pending claims or proceedings, individually or in the aggregate, will not have a material adverse effect upon our business or financial condition, cash flows, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

      In December 2004, we held a special meeting of our stockholders to vote on whether to approve the issuance of an indeterminate number of shares of common stock to satisfy future payment obligations that we incurred in connection with our acquisition of OD2 in June 2004. We were required to seek approval of our stockholders with respect to the additional share issuances under the rules of the Nasdaq SmallCap Market.

      Of the 81,890,563 shares of our common stock outstanding as of the record date for the special meeting, 41,447,434 shares were present in person or by proxy (or 51% of our outstanding common stock as of the record date), which number includes shares held by former shareholders of OD2 that were deemed present at the meeting for purposes of quorum but not for the vote. The proposal passed with the following results (which exclude the votes of former OD2 shareholders as required by the rules of the Nasdaq SmallCap Market):

Votes For	Votes Against	Abstain

23,697,308	4,703,047	1,683,331

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

      Our common stock trades on The Nasdaq SmallCap Market under the symbol LOUD. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The Nasdaq SmallCap Market.

	High	Low

Year Ended December 31, 2004
First Quarter 2004	$2.57	$1.81
Second Quarter 2004	2.19	1.23
Third Quarter 2004	1.69	0.78
Fourth Quarter 2004	3.02	0.90
Year Ended December 31, 2003
First Quarter 2003	$0.55	$0.21
Second Quarter 2003	1.89	0.18
Third Quarter 2003	3.48	0.70
Fourth Quarter 2003	2.98	1.35

Holders

      As of March 29, 2005, there were 465 holders of record of our common stock. Because many of the outstanding shares of our common stock are held by brokers and other institutions on behalf of the beneficial stockholders, we are unable to estimate the total number of beneficial stockholders represented by the record holders.

Dividends

      We have invested in the growth of our business and have incurred net losses from inception. We expect to continue to invest in growing our business for the foreseeable future and may incur net losses in future periods. As a result, we have not paid any cash dividends to date and do not intend to pay any cash dividends in the foreseeable future.

Description of Equity Compensation Plans

      The table below sets forth certain information as of December 31, 2004 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by Loudeye’s stockholders, and (ii) were not approved by Loudeye’s stockholders.

Equity Compensation Plan Information

Number of
	Securities to be	Weighted-	Number of Securities
	Issued Upon	Average	Remaining Available for
	Exercise of	Exercise Price	Future Issuance Under
	Outstanding	of Outstanding	Equity Compensation Plans
	Options,	Options,	(Excluding Outstanding
	Warrants and	Warrants and	Options, Warrants and
	Rights	Rights	Rights)(1)

Equity compensation plans approved by security holders	13,784,149	$1.15	1,820,555
Equity compensation plans not approved by security holders	2,202,291 (2)	$0.001	—

Total	15,986,440	$0.99	1,820,555

(1)	Excludes securities reflected in the first column of the table.

(2)	Represents options to purchase common stock issued to former OD2 shareholders in connection with our acquisition of OD2 in June 2004.

Stock Plans

Stock Option Plans

      Under our various stock option plans, the board and its stock option committee may grant to employees, consultants, and directors both incentive and nonstatutory options to purchase our common stock. At December 31, 2004, the plans provided for options to purchase up to 15,604,704 shares of our common stock. Our 2000 Stock Option Plan provides for an automatic annual increase on the first day of each of the fiscal years beginning in 2005, 2006, 2007, 2008 and 2009 equal to the lesser of 2.5 million shares or 5% of our outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as our board determines. As a result, on January 1, 2005, the number of shares reserved under our 2000 Stock Option Plan automatically increased by 2.5 million shares of our common stock. Option grants under the plans have terms of ten years and generally vest over three to four and one half years.

      An aggregate of 2,202,291 shares of common stock are issuable upon the exercise of stock options held by former OD2 shareholders. These stock options were initially issued under the On Demand

Distribution Limited Employee Share Option Plan and were assumed by Loudeye as part of our acquisition of OD2. All of the options are immediately exercisable at an exercise price of $0.001 per share. The option grants have terms of ten years from the date of original grant.

2000 Employee Stock Purchase Plan

      In December 1999, the board approved the creation of the 2000 Employee Stock Purchase Plan (ESPP). A total of 200,000 shares of our common stock were reserved for issuance under the ESPP, with the number of shares reserved for issuance under the ESPP subject to an automatic annual increase on the first day of each of the fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 equal to the lesser of 300,000 shares or 0.75% of our outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as the board determines. At December 31, 2004, the total number of shares reserved for issuance was 1,375,175, and a total of 427,120 shares have been issued under the ESPP. On January 27, 2005, our board of directors terminated the ESPP. As a result, the 948,055 shares previously reserved for issuance under the ESPP will revert to our authorized but unissued capital stock.

Recent Sales of Unregistered Securities

      February 2004 private placement transaction. In February 2004, Loudeye sold 10,810,811 shares of common stock at $1.85 per share to a limited number of accredited investors. The gross proceeds received from the financing were $20.0 million. Loudeye paid a placement fee equal to 5% of the gross proceeds. The net proceeds of the offering, after commissions and expenses, will be used for working capital and general corporate purposes, including expansion of Loudeye’s business-to-business digital music solutions in the U.S. and internationally. Loudeye filed a registration statement in March 2004 covering the resale of the shares sold in the financing and the registration statement was declared effective by the SEC on May 26, 2004. The sale of the shares was made in reliance on the exemption from the registration requirements provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

      OD2 acquisition. In connection with our acquisition of OD2, we issued the following shares of our common stock and options to purchase shares of our common stock and each former OD2 shareholder and option holder agreed to exchange its OD2 shares (or options to purchase OD2 shares) for shares of our common stock (or options to purchase shares of our common stock).

•	In June and August 2004, we issued 11,747,558 shares of our common stock to existing OD2 shareholders and we issued options to purchase 2,212,302 shares of our common stock to OD2 option holders in exchange for their OD2 options. Of the options assumed, options to purchase 10,011 shares of our common stock had been exercised as of December 31, 2004. The resale of these shares and the shares issuable upon exercise of these options are registered on a registration statement previously filed by us on behalf of former OD2 shareholders. Each of the former OD2 shareholders or option holders acquired the shares of common stock (or, if applicable, the options to purchase such shares of our common stock) in connection with our acquisition of all of the outstanding share capital of OD2. We acquired 93% of the outstanding share capital of OD2 on June 22, 2004, and we acquired the remaining share capital of OD2 on August 17, 2004. We are currently holding 2,072,369 of these shares in escrow pursuant to the terms of the OD2 transaction.

•	We agreed to pay the former shareholders of OD2 future deferred consideration and, subject to satisfying certain performance targets, contingent consideration. In December 2004, we issued 1,638,490 shares of our common stock to former OD2 shareholders, 243,407 of which shares are being held in escrow by us pursuant to the terms of the OD2 transaction, to satisfy the first of these deferred consideration obligations, and we are obligated to register the resale of such shares. We have filed a registration statement on Form S-1 to cover the resale of these shares.

•	We issued 4,667,608 shares of our common stock to former OD2 shareholders in January 2005, 693,402 of which are being held in escrow pursuant to the terms of the OD2 transaction to satisfy the second of these deferred consideration payment obligations, and we are obligated to register the resale of such shares. We have filed a registration statement on Form S-1 to cover the resale of these shares.

•	On February 25, 2005, we reached agreement with certain former OD2 shareholders to restructure the remaining deferred consideration obligations. As a result, in March 2005, we issued 3,554,419 shares of our common stock, 528,014 of which are being held in escrow by us pursuant to the terms of the OD2 transaction to the former OD2 shareholders in satisfaction of all remaining deferred consideration obligations. We are obligated to file a registration statement on Form S-1 to cover the resale of these shares.

Our issuances of shares of our common stock (and options to purchase shares of our common stock) to the selling stockholders were made in reliance on the exemptions from registration provided by Regulation S and Section 4(2) under the Securities Act of 1933, as amended. In connection with the acquisition, all selling stockholders certified to Loudeye that they were either non-U.S. persons within the meaning of Regulation S or accredited investors within the meaning of Regulation D promulgated under the Securities Act, agreed not to transfer their securities except pursuant to a registration statement or an exemption from the registration requirements of the Securities Act and made certain other certifications and agreements upon which we relied for purposes of issuing securities under such exemptions.

      Consultant warrant. On November 5, 2004, we issued a warrant to purchase 180,000 shares of our common stock to an individual for services rendered. The exercise price per share is $1.13. The warrant has a two year term and expires on November 5, 2006. This warrant was offered in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) under the Securities Act and Regulation D promulgated thereunder.

      December 2004 private placement transaction. In December 2004, we entered into a Subscription Agreement with a limited number of accredited investors pursuant to which we agreed to sell and issue to such investors 16,800,007 shares of our common stock, together with warrants to purchase 5,040,002 shares of common stock at an exercise price of $2.25 per share, for an aggregate purchase price of $25.2 million. The warrants are not exercisable until six months after the December 23, 2004 closing date and are then exercisable until the fifth anniversary of the closing date, or December 23, 2009. We also granted the investors a one year right to purchase 30% of any securities sold by us in future financings, subject to exceptions. The transaction resulted in net proceeds to us of approximately $23.5 million. The offering was made only to accredited investors, as such term is defined in Regulation D under the Securities Act of 1933, as amended. We have filed a registration statement on Form S-1 to register the shares of common stock and the warrants issued to the investors in this transaction. In issuing the shares and the warrants, Loudeye relied on the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 6.	Selected Financial Data.

      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this annual report. The selected consolidated statements of operations data for the years ended December 31, 2004, 2003 and 2002 and balance sheet data as of December 31, 2004 and 2003 have been derived from our audited financial statements appearing elsewhere in this annual report. The selected consolidated statements of operations data for the years ended December 31, 2001 and 2000 and selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements that are not included in this annual report. The selected consolidated balance sheet data and selected consolidated statements of operations data for each of the years ended December 31, 2001 and 2000 have been derived from consolidated financial statements that were audited by independent auditors who have ceased operations. The historical results are not necessarily indicative of results to be expected for any future period. During the preparation of our financial statements for the year ended December 31, 2004, we made revisions of classification with regard to expenses incurred during the years ended December 31, 2003 and 2002. Such revisions of classification had no impact on net loss, stockholders’ equity or cash flows as previously reported. These revisions related to the following:

•	Regent Fees. We revised our classification of $878,000 relating to service fees paid to Regent Pacific Management Corporation (Regent) during the year ended December 31, 2003, from special charges — other to general and administrative expense in the current presentation as we determined that these expenses were more appropriately classified as general and administrative.

•	Amortization of Intangible Assets. We revised our classification of amortization of acquired technology and capitalized software costs totaling approximately $269,000 in 2003 and $1.3 million in 2002 from operating expenses — amortization of intangibles to cost of revenue in the current presentation as we determined that these expenses were more appropriately classified as cost of revenue.

•	Impairment of Intangible Assets. We revised our classification of impairment charges related to acquired technology and capitalized software costs totaling approximately $601,000 in 2003 and $694,000 in 2002 from operating expenses — special charges — other to cost of revenue in the current presentation as we determined that these charges were more appropriately classified as cost of revenue.

All amounts are presented in the table below in thousands except for per share amounts.

	Years Ended December 31,

Consolidated Statements of Operations Data	2004(1)	2003	2002	2001	2000(1)

REVENUE	$16,821	$11,948	$12,681	$10,388	$11,537
COST OF REVENUE(2)	12,063	8,076	15,260	12,737	12,388

Gross profit (loss)	4,758	3,872	(2,579)	(2,349)	(851)
OPERATING EXPENSES:
Sales and marketing(2)	4,456	3,286	7,667	9,409	14,621
Research and development(2)	4,017	1,688	3,159	9,719	6,784
General and administrative(2)	11,323	8,656	11,375	11,102	8,079
Amortization of intangibles	234	831	1,790	8,173	7,693
Stock-based compensation(2)	306	1,298	(383)	359	5,409
Special charges — goodwill impairments(3)	—	5,307	—	9,418	—
Special charges — other(3)	312	1,913	6,152	27,843	947

Total operating expenses	20,648	22,979	29,760	76,023	43,533

LOSS FROM OPERATIONS	(15,890)	(19,107)	(32,339)	(78,372)	(44,384)

	Years Ended December 31,

Consolidated Statements of Operations Data	2004(1)	2003	2002	2001	2000(1)

OTHER INCOME (EXPENSE):
Interest income	377	347	1,149	3,157	5,767
Interest expense	(201)	(286)	(631)	(1,181)	(907)
Increase in fair value of common stock warrants	—	(248)	—	—	—
Gain on sale of media restoration assets	156	—	—	—	—
Other income (expense), net	(839)	120	659	—	—

Total other income (expense)	(507)	(67)	1,177	1,976	4,860

NET LOSS	$(16,397)	$(19,174)	$(31,162)	$(76,396)	$(39,524)

Net loss per share — basic and diluted(4)	$(0.22)	$(0.39)	$(0.75)	$(1.84)	$(1.33)

Weighted average shares outstanding — basic and diluted(4)	73,845	49,797	41,393	41,429	29,774

	at December 31,

Consolidated Balance Sheet Data	2004	2003	2002	2001	2000(1)

Cash, cash equivalents and marketable securities	$41,168	$21,940	$11,758	$60,941	$94,989
Restricted cash	2,568	316	1,500	—	—
Working capital	13,789	16,781	7,883	55,753	90,018
Total assets	103,708	27,044	29,529	80,883	132,676
Accrued acquisition consideration	15,924	—	1,059	3,000	—
Long-term obligations, less current portion	1,000	2,135	591	22,532	7,324
Total stockholders’ equity	66,450	17,033	20,352	49,194	116,068

(1)	Data for 2000 includes six months of the results of Vidipax, which was acquired in June 2000. We completed the sale of this media restoration business in May 2004. Data for 2004 includes the results of On Demand Distribution Limited, which we acquired in June 2004, and Overpeer Inc., which we acquired in March 2004. Acquisition and disposition activity reduces the reliability of period to period comparisons based off this and other periods.

(2)	Stock-based compensation, consisting of amortization of deferred stock-based compensation and the fair value of options issued to non-employees for services rendered, is allocated as follows:

	Years Ended December 31,

	2004	2003	2002	2001	2000(1)

Cost of revenue	$117	$62	$(34)	$30	$456
Sales and marketing	156	47	(55)	50	749
Research and development	83	57	(21)	19	283
General and administrative	67	1,194	(307)	260	3,921

(3)	See Note 4 of Notes to Consolidated Financial Statements for an explanation of the special charges for the years ended December 31, 2004, 2003 and 2002.

(4)	See Note 16 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of weighted average shares used to compute net loss per share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements wherever they appear. Factors that could contribute to such differences include those discussed in “Risk Factors,” as well as those discussed elsewhere herein. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

      The following management’s discussion and analysis is intended to provide information necessary to understand our audited historical consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. It is organized as follows:

•	The section entitled “Loudeye Background” briefly describes our principal operational activities, summarizes significant trends and development in our industry and discusses the financial accounting impact of our acquisition of OD2.

•	“Critical Accounting Policies and Estimates” discusses each of our most critical accounting policies including policies relating to revenue recognition, research and development costs, marketable securities, accounts receivable, long-lived assets including goodwill and other acquired intangible assets, purchase price allocation, stock based compensation, music publishing rights and music royalty accruals, contingencies, and income taxes.

•	“Recently Issued Accounting Policies” discusses new accounting standards regarding stock-based compensation which will require us to expense the value of stock option grants to employees and accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004.

•	“Consolidated Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides a detailed narrative regarding significant changes in our results of operations for the following periods:

•	the year ended December 31, 2004 compared to the year ended December 31, 2003; and

•	the year ended December 31, 2003 compared to the year ended December 31, 2002.

•	“Liquidity and Capital Resources” discusses our liquidity and cash flows, factors that may influence our future cash requirements and the status of certain contractual obligations, in particular with respect to our acquisition of OD2.

•	“Contractual Obligations” discusses our contractual obligations as of December 31, 2004.

•	“Off-Balance Sheet Arrangements” discusses certain indemnification and other obligations.

      In addition, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” discusses factors that could affect our financial results, in particular foreign exchange rate fluctuations. Furthermore, Item 9 “Change in and Disagreements with Accountants on Accounting and Financial Disclosure” addresses our engagement of Moss Adams LLP and the resignation of PricewaterhouseCoopers LLP, or PwC, in August 2004, as well as certain material weaknesses in our internal controls over financial reporting identified by PwC in connection with their review of our quarterly report for the period ended June 30, 2004. Finally, Item 9A “Controls and Procedures” contains management’s assessment of Loudeye’s internal control over financial reporting as of December 31, 2004, and includes disclosure of eight material weaknesses in our internal control over financial reporting assessed by us as of that date.

Loudeye Background

      We are a worldwide leader in business-to-business digital media services that facilitate the distribution, promotion and sale of digital media content for media and entertainment, retail, wireless and enterprise customers. Our services enable our customers to outsource the management and distribution of audio and video digital media content over the Internet and other electronic networks. Our proprietary consumer-facing e-commerce services, combined with our technical infrastructure and back-end solutions, comprise an end-to-end service offering. This service offering ranges from core digital media services, such as the hosting, storage, encoding, management and protection of media assets for content owners, to turn-key, fully-outsourced digital media distribution and promotional services, such as private-labeled digital media store services, wireless music services, and streaming Internet radio and music sample services. Our outsourced solutions can decrease time-to-market for our customers while reducing the complexity and cost of digital asset management and distribution compared with internally developed alternatives, and they enable our customers to provide branded digital media service offerings to their users while supporting a variety of digital media technologies and consumer business models.

Acquisition of OD2

      In June 2004, we acquired OD2, a leading digital music service provider in Europe, creating what we believe is the world’s largest business-to-business focused digital media services company, providing outsourced digital media solutions to many of the world’s digital media businesses. The combined company now serves more than 200 customers in over 20 countries, including the U.S., major European countries, Australia and South Africa. Our customers include Amazon.com, Inc., America Online, Inc., Apple Computer, Inc., Belgacom Group, Cingular Wireless (formerly AT&T Wireless Services, Inc.), The Coca-Cola Company, EMI Recorded Music Holdings, France Telecom, Microsoft Corporation and MSN, Nokia Corporation, Siebel Systems, Inc., Sony BMG Music Entertainment Inc. and Sony Connect, Tiscali S.p.A. and Yahoo! Inc. and other retailers, Internet portals and Internet service providers, telecommunications companies and commercial radio stations. The acquisition of OD2 supports our commitment to providing global services by broadening our reach and capabilities into key geographic regions including Europe, the second largest music market in the world, and Australia. In addition, this acquisition extends our content management and anti-piracy content protection services into Europe and will enable us to leverage OD2’s reach to expand our business into new markets. More information on the terms of the acquisition is provided below under “— Acquisition of On Demand Distribution Limited.”

The Loudeye Solution

      The use of the Internet and wireless networks as a medium for media distribution has continued to evolve and grow in recent years. Traditional media and entertainment companies, such as major record labels, have in recent years faced significant challenges associated with the digital distribution of music. These companies have now licensed the rights to some of their digital music content for distribution and sale online and on wireless networks on a subscription or individual track or album basis. Additionally, retailers and advertisers have expanded their use of digital content in the marketing and selling of their products and services. As such, traditional distribution channels for media have expanded as content owners have begun to license and distribute their content online and over wireless networks through new and existing retail channels, and consumers have begun to purchase and consume content using personal computers, mobile devices and other digital devices. In addition, traditional media formats have expanded to include a variety of digital technologies, rich media formats and digital rights management solutions.

      We developed our solutions to address the new methods of media distribution, promotion and content management that have emerged over recent years. Our digital media services enable digital distribution of media via the Internet, wireless networks and other emerging technologies. These services encompass a variety of related services and provide the primary components needed to address the management and delivery of digital media on behalf of our customers.

      The following is a description of our digital media services segment and our media restoration services segment.

      Digital media services segment. We currently have three primary service offerings in our digital media services segment: digital media store services, core services and content protection services. Our business model provides for a blend of higher margin revenue, generated by each of our service lines, and lower margin, yet scalable, revenue generated by the digital download and e-commerce of our digital media store services. A more detailed description of each of our major service offerings follows.

•	Digital media store services. Digital media store services include our end-to-end digital music store solution provided on a “white-labeled” basis to retailers and brands throughout the world. As a business-to-business provider, our services enable brands of varying types, including retailers and e-tailers, portals, ISPs, and mobile operators, to outsource all or part of their digital media retailing activities. By leveraging our proprietary technology and infrastructure, we provide our customers with a highly scalable consumer-facing digital media commerce and delivery solution. Our services include hosting, publishing and managing digital media content, and delivering such content to end consumers on behalf of our customers. Our services support private label user interfaces and customized templates, and can readily function across both internet and mobile delivery protocols. Our services are designed to have the look, feel and branding of the retailer’s existing commerce platform, and our services support integration to a customer’s website, wireless applications, inventory, account management, and commerce and billing systems. Additionally, our music store services provide digital rights management and licensing; usage reporting; digital content royalty settlement; customer support and publishing related services. Our services provide for the delivery of digital content in various forms, such as full-song download or streaming, and rich media ring tunes, for both internet and wireless based applications. We offer a variety of consumer usage and commerce alternatives for our customers. Our end-to-end solution provides fully-integrated payment functionality supporting multiple end consumer payment alternatives as well as support for multiple languages, offering multinational customers a worldwide solution. We expect to extend our store services offerings from our established base in music stores to other digital media, such as video, music video and games.

We derive revenue from our music store services through platform service fees and transaction related distribution or revenue sharing fees. Platform service fees represent charges in connection with enabling the service and maintaining its overall functionality during the term of the customer contract, including customer support, merchandising, publishing and other content management related services that we provide during the contract term. We also receive a percentage of our customers’ retailing revenues generated from the sale of content to the end consumer, which provides for a scaleable revenue stream and enables us to share directly in the success of our customers’ music store services that we enable and manage.

As part of our end-to-end music store solutions, we have secured licenses and cultivated relationships with the four major recorded music companies and hundreds of independent record labels around the globe. Our rights portfolio currently available for inclusion in our music store solution encompasses licenses in over 20 countries and more than 1.3 million individual tracks available for sale by our customers to end consumers.

•	Core services. Core services include a suite of digital media services provided to both content owners and retailers. We generate the majority of our revenue in this area from fees for encoding and fulfillment services we perform for EMI Music and various independent label catalogs, and from our leading samples service. Within core services, we provide a variety of back-end services to most of the digital music services that have launched in the last few years. Examples of these services include:

•	Digital media supply chain services. Our proprietary systems and technology enable the scalable archiving and retrieval of large libraries of digital media assets, or digital content. Digitized masters of the media assets are stored on our high-capacity storage array systems and accessed via our proprietary, automated, web-based access tools to search, deliver and manage such content. Such storage and access capabilities enable digital content to be processed and converted into different digital formats pursuant to our customers’ specifications via our proprietary encoding and transcoding systems. To transmit digital content over the Internet or other advanced digital distribution networks, the uncompressed, digitized content must be converted into compressed, network-compatible digital formats. Our encoding services enable the conversion of such content into a particular form, along with the relevant metadata, such that the content can be readily and rapidly distributed over various distribution networks. Encoding large catalogs of content in an efficient manner is a complex process that requires highly scalable technology and supporting infrastructures. Digital encoding formats and technologies continue to evolve and often conflict with one another. As a result, content owners often convert their digital assets into multiple formats and codecs (which are algorithms that reduce the number of bytes consumed by large files and programs) to support their distribution strategies. Additionally, the encoding process for a particular item (or for an entire library) is often repeated as a result of the introduction of new formats or distribution platforms. Our innovative digital media supply chain services address these challenges by providing an outsourced solution for the archiving, management, processing and distribution of our customers’ digital assets. Our digital media supply chain services also provide watermarking, encryption, metadata and other digital rights management services to enable our customers to protect and manage their content digitally. We also provide project analysis, as well as consulting and other related services to support the digital fulfillment of encoded content libraries for content owners and retailers worldwide.

•	Digital media content services. We provide a hosted end-to-end streaming service that delivers high quality music samples to customers in the online and mobile entertainment sectors. Our music samples service consists of streaming digital content, or more specifically selections of such content, commonly referred to as samples, clips or previews. Digital media samples are used by customers for many purposes, including increasing online content sales, user traffic and customer retention. We also provide an interactive Radio service, or “iRadio™”. The Loudeye “iRadio™” service offers 100 channels of CD-quality streaming music delivered through a partner’s own privately branded player interface. It is capable of supporting delivery to a range of consumer music devices and appliances. The iRadio service can be deployed online for web-based retailers and portals, as well as offline for consumer electronic devices and appliances, digital home entertainment systems and other digital broadcasting outlets.

•	Content protection services. Content Protection Services include our anti-piracy services provided to content owners to protect against the unauthorized distribution of content on peer-to-peer networks. Our content protection services provide a comprehensive solution to combat the proliferation of illegal content sharing and download typically found on peer-to-peer networks on a global basis. The services, which are available globally, include Titanium, a service featuring the industry’s leading anti-piracy service level agreement (SLA) guaranteeing up to 99% effectiveness in preventing the illegal sharing of digital content over peer-to-peer networks. Our services also include providing content owners powerful data mining and analytical tools and comprehensive information on digital media usage and sharing on peer-to-peer networks. We also offer the potential of targeted promotional services redirecting potential consumers to legitimate services as a means for companies to capitalize on previously untapped revenue streams across content sharing networks. We currently protect approximately 70,000 digital content titles and block hundreds of millions of download sessions each month, across all major peer-to-peer protocols.

      Media Restoration Services Segment. In January 2004, we transferred substantially all of the assets of our media restoration services subsidiary, VidiPax, Inc., or VidiPax, to a company controlled by VidiPax’s general manager. In May 2004, we completed the sale of this media restoration services business which involved restoring and migrating legacy media archives to current digital media formats. While we will have ongoing rights to co-market and resell media restoration services for two years after the sale, media restoration services did not represent a significant portion of our revenue in 2004, and we anticipate media restoration services will represent an insignificant portion of our revenue in the future.

Significant Trends and Developments in our Industry

      The media industry is in the midst of a significant transition. Business models are changing to incorporate the migration of media content from analog to digital and from physical packaging and distribution to digital distribution. The changing business models reflect the increase in consumer adoption of broadband connectivity and the introduction of new consumer electronics devices, such as personal MP3 players, and the incorporation of new technologies and features in traditional devices. Along with these new consumer electronics devices, media formats and technologies have evolved at a rapid pace, and standards have not been established by the industry or marketplace. Finally, the emergence of peer-to-peer services and illegitimate file sharing, combined with the increased consumer adoption of digital media, has contributed to significant declines in physical CD sales in the music sector in recent years. As a result, content owners are beginning to embrace the legitimate digital distribution channel. To date, these trends have impacted primarily the music sector of the media industry, but we anticipate that the video sector will experience many of the same trends in the future. Adoption of digital distribution for video and film depends on increased saturation of high speed bandwidth within the consumer market and means of managing and storing larger digital files.

      Digital media distribution represents a significant challenge for companies that want to enter or stay competitive in the space. Problems to overcome include the following:

•	Obtaining rights from content owners;

•	Obtaining access to digital masters of the content;

•	Supporting multiple competing digital media formats and codecs to meet the needs of competing media players;

•	Supporting multiple bit rates and quality levels for different Internet connection speeds;

•	Supporting multiple content protection technologies, including digital rights management (DRM) platforms;

•	Complex reporting and auditing requirements of content owners;

•	Obtaining local content rights, in particular across Europe;

•	Supporting multiple languages and currencies; and

•	Significant upfront investment required to develop a comprehensive solution and continued investment to keep pace with technology changes and content additions.

Acquisition of On Demand Distribution Limited (OD2)

      In June 2004, we commenced a tender offer to acquire 100% of the outstanding shares of OD2, a privately held digital music service provider based in Europe. We acquired 93% of the shares of OD2 upon commencement of the tender offer. As of August 17, 2004, we had acquired the remaining 7% of OD2’s shares on the same terms from the remaining shareholders of OD2. In March 2005, we completed a restructuring of future deferred and contingent consideration payment obligations to the former OD2 shareholders. The restructuring is discussed further below.

      The discussion below includes information that is not based on accounting principles generally accepted in the United States, or GAAP. To supplement our consolidated financial statements and information below that is presented on a GAAP basis, we have included this non-GAAP information, including the table below indicating the allocation of the purchase price we paid for OD2, including all shares and cash consideration held or to be held in escrow. Reconciliations of the non-GAAP information are included below. We believe these non-GAAP presentations enhance overall understanding of the total consideration we paid to acquire OD2, in particular with respect to the cash and stock consideration that has been or will be placed in escrow and is not reflected from an accounting perspective.

      Although management believes such non-GAAP information enhances a reader’s understanding of the OD2 acquisition, this non-GAAP information does not reflect GAAP accounting for the acquisition as of December 31, 2004. Accordingly, readers should consider this non-GAAP information together with the GAAP information set forth below, rather than as an alternative to GAAP basis financial measures.

OD2 Transaction Consideration as of December 31, 2004

      The consideration for the transaction, prior to the restructuring which occurred in March 2005, consisted of the following elements:

•	From a financial accounting perspective, we issued 9,065,919 shares of our common stock on June 22, 2004 and 599,259 shares of our common stock on August 25, 2004 to existing OD2 shareholders and option holders. On a non-GAAP basis, we issued a total of 11,737,547 shares of our common stock in June and August 2004, which includes 2,072,369 shares held in escrow.

•	We expect to issue up to 2,212,302 additional shares of our common stock, representing shares to be issued to OD2 option holders upon exercise of OD2 options that were assumed. Of such amount, options to purchase 10,011 shares of our common stock had been exercised as of December 31, 2004.

•	From a financial accounting perspective, we issued 1,395,083 shares of our common stock in December 2004 to former OD2 shareholders to satisfy the initial deferred consideration payment obligations totaling £1.1 million (approximately $2.1 million based on exchange rates as of December 31, 2004). On a non-GAAP basis, we issued a total of 1,638,490 shares our common stock in December 2004, which includes 243,407 shares held in escrow. These payments included satisfaction of the initial promissory note installments discussed further below.

•	Certain of OD2’s principal shareholders agreed to have an aggregate of 15% of the total consideration payable in the transaction held in escrow by us for 18 months to satisfy claims we may have with respect to breaches of representations, warranties and covenants and indemnification claims. As of December 31, 2004, we had issued and placed in escrow 2,315,776 shares of our common stock to 17 former OD2 shareholders.

•	During 2004, we paid approximately $1.9 million in cash to retire certain liabilities that were assumed as of June 22, 2004.

•	From a financial accounting perspective, as of December 31, 2004 (and prior to the March 2005 restructuring discussed below), we were obligated to pay to former OD2 shareholders an additional £7.2 million (approximately $13.9 million based on exchange rates as of December 31, 2004), through November 30, 2005. On a non-GAAP basis, the full amount of the additional consideration we were obligated to pay as of December 31, 2004 (which includes consideration to be placed in escrow), totaled £8.4 million (approximately $16.2 million based on exchange rates as of December 31, 2004). The table below compares additional consideration to be paid to OD2 shareholders as reflected in our financial statements as of December 31, 2004, to the amount of full consideration we were actually required to pay as of December 31, 2004 which amount is presented on a non-GAAP basis because it includes the 15% additional consideration to be placed into escrow.

	Amounts Reflected in
	Financial Statements, which
	Excludes Amounts to be		Full Consideration
	Held in Escrow (approximate,		Payable (approximate,
Payment Date	amounts in millions)		amounts in millions)

January 31, 2005	£4.0, or $	7.7	£4.7, or $	9.1
May 31, 2005	£1.1, or $	2.2	£1.2, or $	2.3
November 30, 2005	£2.1, or $	4.0	£2.5, or $	4.8
Total	£7.2, or $	13.9	£8.4, or $	16.2

•	15% of the total accrued acquisition consideration that we were required to pay to the OD2 shareholders through November 30, 2005, or approximately $2.1 million, was required to be placed into escrow along with the escrow shares.

•	Prior to the restructuring discussed below, we were obligated to pay additional contingent consideration of up to £10.0 million (approximately $19.3 million based on exchange rates as of December 31, 2004) if OD2 achieved certain financial performance targets during the period through November 30, 2006. From a financial accounting perspective, we would have been required to pay up to approximately £1.2 million (approximately $2.3 million based on exchange rates as of December 31, 2004) with respect to the initial payment of contingent consideration for the period ended November 30, 2004. Of this contingent consideration, we had accrued approximately £1.1 million (approximately $2.1 million based on exchange rates as of December 31, 2004), net of amounts to be held in escrow, in our consolidated financial statements due to our assessment that the outcome of the contingency was determinable beyond a reasonable doubt.

      We issued promissory notes in original aggregate principal amount of £1.9 million (approximately $3.7 million based on exchange rates as of December 31, 2004) to ten of OD2’s former shareholders. Our remaining obligations under these notes are included within the £7.2 million (approximately $13.9 million based on exchange rates as of December 31, 2004) of accrued acquisition consideration and within the approximately $2.1 million of additional consideration to be paid into escrow described above. The notes bore interest at 5% per annum and are repayable in unequal installments on December 30, 2004 and on January 31, May 31 and November 30, 2005 (which installments are proportional to the amounts of deferred consideration we are required to pay on November 30, 2004 and on January 31, May 31 and November 30, 2005). Interest expense for the year ended December 31, 2004 in connection with the promissory notes was approximately $55,000. We had the right to satisfy our payment obligations under the notes in cash or by issuing shares of our common stock to the note holders. We satisfied the first installment obligation on December 30, 2004, by issuing 328,922 shares of our common stock, 59,463 of which are being held in escrow by us pursuant to the terms of the OD2 transaction. These shares are included in the total 1,638,490 shares we issued in December 2004 in respect of the initial deferred payment obligations.

      From a financial accounting perspective, the escrow shares, including the $2.1 million to be held in escrow in connection with the deferred consideration that had not been paid as of December 31, 2004 described above, are not recorded as liabilities and the value of the shares held in escrow and the consideration to be placed in escrow upon payment of the deferred consideration was not included in determining the cost of acquiring OD2 as of December 31, 2004, since the resolution of the escrow shares and the additional consideration to be held in escrow upon payment of the deferred consideration is still pending. We will reflect the escrow shares as outstanding and record the value of such shares (and any additional consideration to be held in escrow) as additional costs of acquiring OD2 upon the earlier of the expiration of the 18 month escrow period (to the extent such shares and additional consideration are released from escrow) or when management believes beyond a reasonable doubt that we will not state a claim pursuant to the terms of the escrow.

      Excluding the impact of the escrow shares and the additional consideration to be held in escrow upon payment of the deferred consideration discussed above, as of December 31, 2004, we recorded $38.1 million of net assets in connection with the transaction consisting of upfront stock consideration, including the assumption of OD2 options, deferred consideration, cash obligations to retire certain liabilities, and our transaction related costs. As of June 22, 2004, the preliminary initial purchase price recorded excluded the 7% minority interest that we had not yet acquired and included preliminary estimates of certain transaction consideration. As of August 17, 2004, we subsequently acquired the remaining 7% of OD2’s shares and adjusted certain transaction consideration based upon current information. The initial purchase price can be summarized at June 22, 2004 and December 31, 2004 (based on exchange rates as of June 22, 2004) as follows (amounts in thousands):

	As of June 22, 2004

	June 22,	December 31,
	2004	2004

Transaction related costs	$1,527	$1,993
Cash paid and due on certain liabilities assumed	2,778	1,878
Accrued acquisition consideration	13,654	17,033
Common stock payable related to acquisition	2,596	3,208
Common stock issued in connection with acquisition	13,146	14,015

	$33,701	$38,127

      In accordance with FAS No. 52, “Foreign Currency Translation,” and as a result of currency fluctuation between the U.S. dollar and British pound since the June 22, 2004 acquisition date, we adjusted the accrued acquisition consideration recorded in our consolidated balance sheet and recorded a foreign currency transaction loss of approximately $833,000 in other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2004.

      In addition to the $38.1 million purchase price recorded at December 31, 2004, if

•	the 2,315,776 shares of common stock held in escrow by us as of December 31, 2004 were treated as outstanding,

•	the consideration to be held in escrow in connection with the deferred consideration were treated as a liability, and

•	OD2’s deficit in net tangible assets at closing of the acquisition of $3.5 million was reflected as an additional component of consideration,

then the acquisition price would have been approximately $45.0 million, including the shares and additional consideration paid into escrow. The initial purchase consideration would be summarized as follows (amounts in thousands):

Assumption of certain liabilities	$1,878
Deficit in net tangible assets	3,501
Upfront stock consideration	14,015
Common stock payable related to the acquisition	3,208
Stock consideration placed in escrow	3,005
Accrued acquisition consideration	17,033
Accrued acquisition consideration in escrow	352
Transaction related costs	1,993

$44,985

Payments Subsequent to December 31, 2004 and March 2005 Restructuring of Future OD2 Payment Obligations

      From a financial accounting perspective, we issued 3,974,206 shares of our common stock in January 2005 to former OD2 shareholders to satisfy the second deferred consideration payment obligations totaling £4.0 million (approximately $7.7 million based on exchange rates as of December 31, 2004). On a non-GAAP basis, we issued a total of 4,667,608 shares our common stock in January 2005, which includes 693,402 shares held in escrow. These payments included satisfaction of the second promissory note installments discussed above.

      In March 2005, we completed a restructuring of our remaining deferred and contingent payment obligations to former OD2 shareholders as follows:

•	In March 2005, from a financial accounting perspective, we issued 3,026,405 shares (valued at approximately £3.2 million or $6.2 million based on the December 31, 2004 closing share price and exchange rates) as settlement for the remaining deferred consideration obligations of approximately £3.2 million (or approximately $6.2 million based on December 31, 2004 exchange rates). On a non-GAAP basis, we issued a total of 3,554,419 shares our common stock in March 2005, which includes 528,014 shares held in escrow, in full satisfaction of the remaining deferred consideration obligations of approximately £3.7 million (or approximately $7.1 million based on December 31, 2004 exchange rates). This share issuance also satisfied the remaining installment payments on the promissory notes discussed above.

•	From a financial accounting perspective, we will pay £2.6 million (or approximately $5.0 million based on December 31, 2004 exchange rates) in cash in two installments in full satisfaction of the maximum potential contingent payment obligations of up to £10.0 million (or approximately $19.3 million based on December 31, 2004 exchange rates). Of this amount, we had accrued approximately £1.1 million (approximately $2.1 million based on December 31, 2004 exchange rates) in our consolidated financial statements at December 31, 2004 based on our assessment that the outcome of the underlying contingency was determinable beyond a reasonable doubt as of December 31, 2004. The first of these payments was made in March 2005 and the second payment will be made in July 2005. On a non-GAAP basis, we will pay a total of £3.1 million, which includes £465,000 (approximately $896,000 based on December 31, 2004 exchange rates) to be held in escrow (of which £233,000, or approximately $449,000 based on December 31, 2004 exchange rates, is currently being held in escrow).

      This restructuring was agreed to by all of the former OD2 shareholders entitled to receive additional deferred and contingent payment consideration and it satisfies in full those obligations.

Critical Accounting Policies and Estimates

      Our financial statements and accompanying notes are prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. Actual results could differ from those estimates.

Revenue Recognition

      Substantially all of our revenue is derived from our digital media service offerings including digital media store services (which include music store services), encoding services, content protection services, samples services, Internet radio services, and live and on-demand webcasting services. In 2004, we experienced a significant increase in deferred revenue which arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be realized within the next twelve months is classified as current. Revenue from software license sales accounted for less than 1% of our revenue in 2004 and less than 3% of our revenues in 2003. We do not anticipate that software license sales will constitute a significant portion of our revenue in the future. Also, we recognized service revenue from media restoration services prior to our sale of that business in the first quarter 2004.

      Our basis for revenue recognition is substantially governed by Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 101, as superseded by SAB 104, “Revenue Recognition,” the FASB’s Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), and in very limited cases as it relates to sales of software products Statement of Position No. 97-2 “Software Revenue Recognition,” as amended by Statement of Position No. 98-4, 98-9, and related interpretations and Technical Practice Aids (SOP 97-2). We exercise judgment and use estimates in connection with the determination of the amount of revenue and software license sales revenue to be recognized in each accounting period. The adoption of SAB 104 in December 2003 did not materially affect our revenue recognition policies, results of operations, financial position or cash flows.

      The following is a summary of the areas where we exercise judgment and use estimates in connection with the determination of the amount of revenue to be recognized in each accounting period:

      Determining Separate Elements and Allocating Value to Those Elements. If sufficient evidence of the fair values of the delivered and undelivered elements of an arrangement does not exist, revenue is deferred using revenue recognition principles applicable to the entire arrangement as if it were a single element arrangement under EITF 00-21, and is recognized on a straight-line basis over the term of the contract.

      For arrangements with multiple deliverables which are determined to have separate units of accounting, revenue is recognized upon the delivery of the separate units in accordance with EITF 00-21. Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values. In the event that there is no objective and reliable evidence of fair value for the delivered item, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Management applies significant judgment in establishing the fair value of multiple elements within revenue arrangements. Estimates of fair value represent our best estimate, but changes in circumstances relating to the services sold in these arrangements may result in one-time revenue charges as future elements of the arrangements are delivered.

      In the limited circumstances where we sell software products, we recognize revenue associated with the license of software in accordance with, SOP 97-2. Under the provisions of SOP 97-2, in software arrangements that involve rights to multiple services, we allocate the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not sold separately, the price established by management, if it is probable that the price, once established, will not change before market introduction.

      Some of our arrangements may include consulting services sold separately under professional services contracts. Professional services arrangements are billed on a time and materials basis and accordingly, revenue is recognized as the services are performed.

      Digital media store services revenue. Digital media store services, including music store services, are our newest service offerings and grew significantly following our acquisition of OD2 in June 2004. We charge our digital media store customers fixed platform fees which generally consist of enabling and hosting the service and maintenance of the service’s overall functionality during the term of the customer contract. Platform services may include fees related to integration to a customer’s website, wireless sites, inventory, account management, and commerce and billing systems. Additionally, platform fees associated with our digital media store services include digital rights management, editorial services, usage reporting, and digital content royalty settlement. We charge platform fees to our customers in a variety of manners, including initial set-up fees, monthly only fees, or a combination of initial set-up and monthly fees. In addition, we provide a number of transactional services, including cover art and metadata publishing, rich media ring tunes (for wireless applications) delivery, varied commerce and content consumption alternatives for digital media content, including pay-as-you-go, permanent download, or à la carte.

      We follow the guidance in EITF 00-21 for purposes of allocating the total consideration to the individual deliverables in our digital media store services arrangements. We evaluate whether each of the elements in these arrangements represent a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) the delivered item(s) has value to the customer on a standalone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered item(s) and (iii) if there is a general right of return relative to the delivered item(s), performance of the undelivered item(s) is considered probable and substantially in our control.

      If we determine there are separate units of accounting, we allocate the arrangement consideration to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Assuming all other criteria are met (i.e., evidence of an arrangement exists, collectibility is probable, and fees are fixed or determinable), revenue is recognized as follows:

•	Platform fees are recognized ratably over the term of the contract.

•	Revenues from permanent download, or à la carte, are recognized at the time the content is delivered, digitally, to the consumer.

•	Revenues from pay-as-you-go are deferred and then recognized as tracks are downloaded by the consumer or as credits expire, whichever occurs earlier.

      If evidence of fair value cannot be established for the undelivered elements of an agreement, the revenue from the arrangement is recognized ratably over the period that these elements are delivered or, if appropriate, under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor hours.

      Encoding services revenue. Encoding services consist of (i) processing and conversion of digital content into different digital formats pursuant to customers’ specifications via the Company’s proprietary encoding and transcoding systems and (ii) the delivery of such processed content to the customer. The encoded content is either delivered electronically to a file transfer protocol (FTP) site that our customers access via a previously provided password or we physically ship the content to our customers. In accordance with SAB 104 and EITF 00-21, we recognize revenue when persuasive evidence of an arrangement exists and the service has been rendered, provided the fee is fixed or determinable and collection is deemed probable. We evaluate each of these criteria as follows:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement.

•	Services have been rendered: We consider this criteria to be satisfied when the content has been delivered.

•	Fixed or determinable fee: We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. We consider these criteria to be satisfied when the payment terms associated with the transaction are within our normal payment terms. If a significant portion of a fee is due after the date that fees would customarily be due under our normal payment terms, we consider the fee to not be fixed and determinable, and in such cases, we would defer revenue and recognize it when the fees become due and payable.

•	Collection is deemed probable: We initially assess the probability of collection to determine whether this criterion is satisfied based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If we determine that collection of a fee is not reasonably assured, we defer revenue until the time collection becomes reasonably assured, which is generally upon the receipt of cash.

      Content protection services revenue. Content protection services consist primarily of anti-piracy, data mining and content promotion solutions related to peer-to-peer file sharing networks. Customer billings for content protection services are generally based on a fixed monthly fee, but may also contain a volume-based component and, for content promotion services, a fee based on monthly customer sales volume. Under the provisions of SAB 104 and EITF 00-21, we recognize revenue in the period in which the services are provided.

      Samples services revenue. Samples services are provided to customers using our proprietary streaming media software, tools, and processes. Music samples are streamed files containing selected portions, or samples, of a full music track and are typically 30 to 60 seconds in length. Customer billings are based on the volume of data streamed at rates agreed upon in the customer contract, and may be subject to a nonrefundable monthly minimum fee. Under the provisions of SAB 104 and EITF 00-21, we recognize revenue in the period in which the samples are delivered.

      Internet radio and video services revenue. Internet radio and video services are provided to customers using our proprietary media software, tools and processes. Internet radio and video services can consist of the rebroadcast over the Internet of a customer’s over-the-air radio programming. Services provided may also include play list selection and programming services for online radio channels and may include related video content, such as music videos. Under the provisions of SAB 104 and EITF 00-21, revenue from the sale of Internet radio and video services is recognized on a monthly basis as the services are provided and customers are typically billed monthly in arrears.

      Webcasting services revenue. Webcasting services are provided to customers using our proprietary streaming media software, tools and processes. Services for live webcast events and services for on-demand webcasting services are generally sold separately. For live webcasting events, we charge a fixed fee. On demand webcasting service fees are based on a contract with either set monthly minimum fees which entitle the customer to a monthly volume of stored and streamed data that is specified in the contract or a contract with charges based upon actual monthly volume of stored and streamed data with no monthly minimum fees. Additional fees are required to be paid under the contract if the volume of data streamed in a particular month exceeds the specified monthly volume threshold, and the per unit charges for the additional volume approximate the per unit charges for the minimum volumes. Any unused volume of streamed or stored data expires at each month end.

      Because we separately sell services for live webcast events and services for on-demand webcasting, we have verifiable and objective evidence of the fair value for both the live and on-demand services. Under the provisions of SAB 104 and EITF 00-21, we recognize revenue for live webcasting and on-demand webcasting services which are not subject to monthly minimums in the period in which the webcast event, data storage or data streaming occurs. Revenue for on-demand webcasting services subject to monthly minimums is recognized monthly on a straight line basis over the contract period, based upon contracted monthly rates for the specified volume thresholds. Revenue for additional usage fees is recognized in the period that the additional usage occurs.

      Software license revenue. In the limited circumstances in which we sell software products, we recognize revenue associated with the license of software in accordance with SOP 97-2. Revenue from software license sales accounted for less than 1% of our revenues in 2004 and less than 3% of our revenues in 2003. Under the provisions of SOP 97-2, in software arrangements that involve rights to multiple services, we allocate the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. Elements included in multiple element arrangements consist of software, intellectual property, implementation services, maintenance and consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not sold separately, the price established by management, if it is probable that the price, once established, will not change before market introduction.

      Media restoration services revenue. Media restoration services consisted of services provided by our VidiPax subsidiary to restore and upgrade old or damaged archives of traditional media. Under the provisions of SAB 104 and EITF 00-21, we recognize revenue as these services are rendered and we have no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer. As discussed in Note 5 to our consolidated financial statements, we completed the sale of our VidiPax business in May 2004 pursuant to an agreement dated October 31, 2003.

     Research and Development Costs

      We account for research and development costs in accordance with several accounting pronouncements, including Statement of Financial Accounting Standards (FAS) No. 2, “Accounting for Research and Development Costs,” and FAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (FAS 86). FAS 86 specifies that costs incurred internally in researching and developing computer software should be charged to expense until technological feasibility has been established. Once technological feasibility has been established, all software costs should be capitalized until the software is available for general release to customers. Judgment is required in determining when technological feasibility is established.

     Marketable Securities

      We account for marketable securities in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SAB 59, “Accounting for Noncurrent Marketable Equity Securities,” which provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow; and our intent and ability to hold the investment. Investments with an indicator would be further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. To date, we have not recognized any impairment related to our long-term marketable securities portfolio. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

     Accounts Receivable

      The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We perform a periodic analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including individual review of past due balances over 90 days and greater than a specified amount, our history of collections, as well as the overall economic environment.

     Long-lived Assets Including Goodwill and Other Acquired Intangible Assets

      In connection with Loudeye’s acquisitions of Overpeer and OD2 during 2004, management has allocated the respective purchase prices and transaction costs to the estimated fair values of assets acquired and liabilities assumed in accordance with FAS No. 141, “Business Combinations.” These purchase price estimates were based on management’s estimates of fair value and estimates from third party consultants. These determinations require significant judgment.

      Management periodically evaluates the recoverability of our long-lived assets in accordance with FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. When doing so, management is required to evaluate the recoverability of an asset’s (or group of assets’) carrying value through estimates of undiscounted future cash flows. If the assets are deemed impaired, the assets are written down to estimated fair value. Estimates of fair value may differ from the actual amount that could be realized if we were to sell our assets.

      At December 31, 2004, net property and equipment totaling $5.7 million, intangible assets totaling $3.7 million and goodwill totaling $43.5 million were subject to an impairment review.

      We account for goodwill and intangible assets in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to, at a minimum, annual impairment tests. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors we consider important which could trigger an impairment review include the following:

•	Poor economic performance relative to historical or projected future operating results;

•	Significant negative industry, economic or company specific trends;

•	Changes in the manner of our use of the assets or the plans for our business;

•	Market price of our common stock; and

•	Loss of key personnel.

      These charges are discussed in greater detail in Note 4 to our consolidated financial statements. As disclosed in Note 3 to the consolidated financial statements, we have recorded goodwill and intangible assets in connection with our acquisitions of Overpeer in March 2004 and OD2 in June 2004. We performed our annual impairment tests for 2004 and did not record an impairment charge. We performed our annual impairment tests for 2003 and 2002 and recorded resulting impairment charges.

     Purchase Price Allocation

      We account for acquisitions under the purchase method of accounting. Accordingly, any assets acquired and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third party estimates and independent valuations. The remaining values are based on management’s judgments and estimates. Accordingly, our financial position or results of operations may be affected by changes in estimates and judgments used to value these assets and liabilities.

     Accounting for Stock-based Compensation

      We account for employee stock and stock-based compensation plans through the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) as permitted by FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and as such, generally recognize no compensation expense for employee stock options.

     Music Publishing Rights and Music Royalty Accruals

      We must make estimates of our music publishing rights and music royalties owed for our domestic and international music services. Differences in judgments or estimates could result in material differences in the amount and timing of our music publishing and royalty expense for any period. Under U.S. and foreign copyright laws, we may be required to pay licensing fees for digital sound recordings and compositions we deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to our current or historic sales of our digital music offerings. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While we base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.

     Contingencies

      We become involved from time to time in various claims and lawsuits incidental to the ordinary course of our operations, including such matters as contract and lease disputes and complaints alleging employment discrimination. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. FAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of loss. Changes in these factors could materially impact our financial position or our results of operations.

     Income Taxes

      FAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the periods in which the differences are expected to reverse. Our net deferred tax asset has been reduced by a full valuation allowance based upon management’s determination that the criteria for recognition have not been met. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

     Recently Issued Accounting Standards

      In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” that amends FAS 123 and FAS No. 95, and supersedes APB 25. This statement requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The statement also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the company’s equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This statement is effective beginning in the third quarter of 2005, and requires Loudeye to recognize compensation costs on outstanding awards for which the requisite service has not yet been rendered. While Loudeye expects the implementation of this standard to have a material impact on its consolidated financial statements, Loudeye is currently unable to quantify this impact as it has not implemented the necessary option expensing software.

      In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. As we do not currently have any foreign earnings, we do not believe that the adoption of FAS 109-2 will have a significant effect on our consolidated financial statements.

Consolidated Results of Operations

      Percentage comparisons have been omitted within the following table where they are not considered meaningful. Certain information reported in previous periods has been reclassified to conform to current presentation. All amounts, except amounts expressed as a percentage, are presented in the following table in thousands.

      During the preparation of our financial statements for the year ended December 31, 2004, we made revisions of classification with regard to expenses incurred during the years ended December 31, 2003 and 2002. Such revisions of classification had no impact on net loss, stockholders’ equity or cash flows as previously reported. These revisions related to the following:

•	Regent Fees. We revised our classification of $878,000 relating to service fees paid to Regent Pacific Management Corporation (Regent) during the year ended December 31, 2003, from special charges — other to general and administrative expense in the current presentation as we determined that these expenses were more appropriately classified as general and administrative.

•	Amortization of Intangible Assets. We revised our classification of amortization of acquired technology and capitalized software costs totaling approximately $269,000 in 2003 and $1.3 million in 2002 from operating expenses — amortization of intangibles to cost of revenue in the current presentation as we determined that these expenses were more appropriately classified as cost of revenue.

•	Impairment of Intangible Assets. We revised our classification of impairment charges related to acquired technology and capitalized software costs totaling approximately $601,000 in 2003 and $694,000 in 2002 from operating expenses — special charges — other to cost of revenue in the current presentation as we determined that these charges were more appropriately classified as cost of revenue.

	Years Ended				Years Ended
	December 31,		Variance		December 31,		Variance

	2004	2003	$	%	2003	2002	$	%

Revenue
Digital media services
Digital media store services	$5,932	$171	$5,761		$171	$—	$171
Encoding services	3,829	2,377	1,452	61%	2,377	1,477	900	61%
Content protection services	2,788	—	2,788		—	—	—
Samples services	1,589	1,685	(96)	(6)%	1,685	2,027	(342)	(17)%
Internet radio and hosting services	1,064	2,065	(1,001)	(48)%	2,065	1,053	1,012	96%
Webcasting	1,322	3,767	(2,445)	(65)%	3,767	4,971	(1,204)	(24)%

	16,524	10,065	6,459	64%	10,065	9,528	537	6%
Media restoration services	297	1,883	(1,586)	(84)%	1,883	3,153	(1,270)	(40)%

Total revenue	16,821	11,948	4,873	41%	11,948	12,681	(733)	(6)%

	Years Ended				Years Ended
	December 31,		Variance		December 31,		Variance

	2004	2003	$	%	2003	2002	$	%

Cost of revenue
Digital media services	11,778	6,483	5,295	82%	6,483	13,362	(6,879)	(51)%
Media restoration services	285	1,593	(1,308)	(82)%	1,593	1,898	(305)	(16)%

Total cost of revenue	12,063	8,076	3,987	49%	8,076	15,260	(7,184)	(47)%
Operating expenses
Sales and marketing	4,456	3,286	1,170	36%	3,286	7,667	(4,381)	(57)%
Research and development	4,017	1,688	2,329	138%	1,688	3,159	(1,471)	(47)%
General and administrative	11,323	8,656	2,667	31%	8,656	11,375	(2,719)	(24)%
Amortization of intangibles	234	831	(597)	(72)%	831	1,790	(959)	(54)%
Stock-based compensation	306	1,298	(992)	(76)%	1,298	(383)	1,681	(439)%
Special charges — goodwill impairments	—	5,307	(5,307)		5,307	—	5,307
Special charges — other	312	1,913	(1,601)	(84)%	1,913	6,152	(4,239)	(69)%

Total operating expenses	20,648	22,979	(2,331)	(10)%	22,979	29,760	(6,781)	(23)%
Interest income	377	347	30	9%	347	1,149	(802)	(70)%
Interest expense	(201)	(286)	85	(30)%	(286)	(631)	345	(55)%
Increase in fair value of common stock warrants	—	(248)	248	(100)%	(248)	—	(248)
Gain on sale of media restoration assets	156	—	156		—	—	—
Other income (expense), net	(839)	120	(959)	(799)%	120	659	(539)	(82)%
Net income (loss)
Digital media services	$(16,502)	$(17,635)	$1,133	(6)%	$(17,635)	$(30,614)	$12,979	(42)%
Media restoration services	$105	$(1,539)	$1,644	(107)%	$(1,539)	$(548)	$(991)	181%

Net loss	$(16,397)	$(19,174)	$2,777	(14)%	$(19,174)	$(31,162)	$11,988	(38)%

Years ended December 31, 2004 and 2003

      Revenue. Revenue increased in 2004 to $16.8 million from $11.9 million in 2003 due primarily to the acquisitions of OD2 (which generated a substantial majority of our 2004 music store services revenue) and Overpeer (which generated all of our 2004 content protection services revenue) acquisitions as well as increased encoding revenue, offset by declining revenue in our internet radio and hosting and webcasting service offerings, and declining revenue following sale of our media restoration services segment.

      During the year ended December 31, 2004, no single customer accounted for 10% or more of total revenue. During the year ended December 31, 2003, revenue from two customers represented 16% of total revenue. Revenue generated from our international operations was $5.5 million in 2004 compared to zero in 2003, due to our acquisition of OD2 in June 2004.

      During 2004, our service mix changed significantly. We acquired Overpeer in March 2004, which resulted in a new revenue stream from content protection services, and OD2 in late June 2004, which resulted in a significant increase in digital media store services revenue. In May 2004, we completed the sale of all of the assets of our media restoration services business pursuant to an agreement dated October 31, 2003.

      Digital media store services revenue. Revenue from digital media store services increased to $5.9 million in 2004 from $171,000 in 2003 primarily as a result of our acquisition of OD2 in June 2004. Revenue from digital media store services consist principally of platform service fees and transaction related distribution or revenue sharing fees which are summarized below.

•	Platform service fees are generally recognized as revenue over the term of the customer contract and represent charges in connection with enabling the service and maintaining its overall functionality during the term of the customer contract, which is generally one to three years. We charge platform fee to our customers in a variety of manners, including initial set-up fees, monthly only fees, or a combination of initial set-up and monthly fees.

•	We also receive a percentage of consumer transactions (digital downloads pay-as-you-go, or à la carte). This scaleable revenue stream enables us to share directly in the success of our customers’ music store services that we enable and manage.

      In June 2004, we acquired OD2, and our consolidated financial statements include the results of their operations since the June 22, 2004 closing date of the acquisition. We also launched a music store customer in the U.S. on the Loudeye-developed platform in September 2004. Digital media store services revenue, both in the U.S. and abroad, was approximately $5.9 million in 2004. In 2003, we generated approximately $171,000 of digital media store services revenue from fulfillment of ringtunes and rights clearing services. Digital media store services revenue as a percentage of total revenue was 35% in 2004 and 1% in 2003. In the fourth quarter 2004, digital media store services revenue increased significantly from $1.9 million in the third quarter of 2004 to $3.7 million in the fourth quarter 2004, an 95% increase primarily attributable to increased transactional volume from our music store services. This revenue accounted for approximately 56% of total revenue in the fourth quarter 2004 as compared to 37% in the third quarter 2004. We expect that our digital media distribution services will demonstrate a faster growth rate than any of our other revenue lines as we continue to deploy these services globally and consumer adoption increases. In addition, although in 2004 our digital media store services revenue consisted exclusively of music store services revenue, we plan to extend our store services offerings to other media, such as video, music video and games.

      Encoding revenue. Revenue from encoding services increased to $3.8 million in 2004 from $2.4 million in 2003. Revenue from encoding services generally fluctuates based on the volume of the content delivered to our customers and the price charged for the services provided. In 2004, there was increased demand from our customers for encoding services, primarily for the delivery of digital music, as our customers focused on launching digital music services, which drove volume up from 2003. Growth in the encoding services line is driven by several key factors, including the number of new digital retailer launches, the addition of new content partners as customers, and the inclusion of large one-off encoding projects, including those driven by the introduction of new digital file formats. Our revenue from encoding services may fluctuate in the future based on these factors, among others.

      Content protection services revenue. Content protection services are provided by our Overpeer subsidiary, which we acquired in March 2004. Accordingly, we reported no revenue from such services during 2003. Content protection services revenue as a percentage of total revenue was 17% in 2004. Revenue for content protection services is generated from service fees based on the number of titles protected and the level of protection requested. We provide our content protection services customers with guaranteed service performance levels. If we fail to meet these service level guarantees, we could be liable for monetary credits or refunds of service fees previously paid or owed to us. Content protection services are typically provided under renewable contracts that range in length from one to two years. Content protection services revenue from three customers accounted for 69% of total content protection services revenue in 2004. There can be no assurances that these customers will renew their agreements as they expire and we expect content protection services revenue to fluctuate in future periods.

      Samples services revenue. Revenue from samples services generally fluctuates based on the volume of content streamed for our customers, which is primarily driven by their needs and the level of activity on their websites. Samples services revenue declined approximately 6% for the year ended December 31, 2004 compared to 2003 from $1.7 million to $1.6 million. This decrease was attributable to a combination of pricing pressures and changes in the volume of paid content streamed. We expect that this amount will continue to fluctuate in the future.

      Internet radio and hosting services revenue. Revenue from internet radio and hosting services decreased to $1.1 million in 2004 from $2.1 million in 2003. Revenue from internet radio and hosting services generally fluctuates based on the volume of content streamed for our customers, which is primarily driven by their needs and the level of activity on their websites. During the fourth quarter 2003, we had a license sale of approximately $300,000 for hosting services. The decrease in internet radio and hosting services revenue for 2004 as compared to 2003 primarily relates to a decreased volume of content streamed and the fact that we had no license sales in 2004 similar to the 2003 transaction. Due to the fact that this revenue stream is dependent upon the volume of content streamed as well as the dollar amount of license sales, we expect that revenue from these services will continue to fluctuate in the future.

      Webcasting revenue. In late 2003, we refocused our webcasting services on customer relationships that provide higher margins. As a result, revenue from webcasting services volume decreased significantly for the year ended December 31, 2004 compared to 2003 from $3.8 million to $1.3 million. Due to the fact that this revenue stream is volume dependent, we expect that revenue from these services will continue to fluctuate in the future.

      Media restoration services revenue. As discussed in Note 5 to the consolidated financial statements, pursuant to an agreement dated October 31, 2003 we sold all of the assets of our media restoration business on January 30, 2004 and completed the sale in May 2004. At closing, we also entered into a co-marketing and reseller agreement with the purchaser pursuant to which we will sell, for a fee, media restoration services on behalf of the purchaser for a two-year period. The co-marketing and reseller agreement and earn-out provisions of the transaction constitute continuing involvement under FAS 144. Consequently, our media restoration business has not been reported as a discontinued operation. Because our media restoration subsidiary continued to be the primary obligor under certain contracts with the U.S. General Services Administrative (GSA) until their assignment on May 17, 2004, revenue and cost of revenue in the consolidated statement of operations of Loudeye include the revenue from services provided under the GSA Contracts, totaling $213,000 for the year ended December 31, 2004. This revenue is entirely offset by the associated cost of revenue. We do not expect media restoration services to be an integral portion of our revenue in future periods.

      Deferred revenue. Deferred revenue is comprised of the unrecognized revenue related to unearned platform fees and other prepayments for which the earnings process has not been completed. Deferred revenue at December 31, 2004 was $5.7 million compared to approximately $0.7 million at December 31, 2003. As discussed above, in June 2004, we acquired OD2 and our consolidated financial statements include the results of their operations since the date of acquisition. Deferred revenue at December 31, 2004 includes $5.2 million relating to OD2’s music store services which are a part of our digital media store services. The remaining increase in deferred revenue during 2004 is primarily due to recognition of revenue on existing contracts occurring at a slower rate than revenue deferrals under new contracts.

      Cost of digital media services revenue. Cost of revenue for our digital media services segment includes the cost of production, including personnel, cost of royalties to content providers and publishers, technical support, transaction processing fees, bandwidth and hosting costs, depreciation and amortization of infrastructure assets related to our service offerings, amortization of acquired technology resulting from acquisitions, impairment charges related to acquired technology, and an allocated portion of facilities and equipment. Cost of revenue for digital media services increased to $11.8 million in 2004 from $6.5 million in 2003. We implemented cost reduction initiatives related to our restructuring in March 2003; however, in 2004 we began to expand our digital media services work force in order to meet the demands of anticipated growth and new initiatives particularly in relation to our music store services. In addition, costs associated with the delivery of digital media store services revenue from our acquisition of OD2 in late June 2004 contributed to the increase in digital media store services cost of revenue compared to 2003. Cost of digital media revenue related to Overpeer Inc. and OD2 were approximately $6.6 million in 2004, and included payroll and related expenses of approximately $547,000. Gross profit margins are generally lower for our music store services as compared to our other services, principally as a result of the significant royalties payable to the content providers and publishers on each transaction. As music store services grow, we expect a decline in our overall gross profit margin percentage in the future. However, since this is a digital business with lower incremental fixed costs, as transaction volumes increase we expect that the future growth in transactional volumes will contribute significantly to a reduction in our net loss. We expect cost of revenue related to our digital media services to increase in 2005 as compared to 2004.

      Depreciation included in cost of digital media services revenue increased to approximately $1.6 million from $597,000 in 2003. This increase is due primarily to our acquisition of OD2 and Overpeer. In addition, we purchased $1.5 million in equipment in the first quarter 2004 to upgrade the storage and access systems for our digital music archive, as well as additional equipment expenditures in the second quarter 2004 related to our content protection services offering. Amortization expense included in cost of digital media services revenue was $553,000 in 2004 and $269,000 in 2003 and is primarily the result of the amortization of acquired technology. In 2003, cost of digital media services revenue also included $601,000 related to impairment of acquired intangible assets.

      Cost of media restoration services revenue. As discussed above, we sold all of the assets of our media restoration business on January 30, 2004 and completed the sale in May 2004. Because our media restoration subsidiary continued to be the primary obligor under certain contracts with the GSA until their assignment on May 17, 2004, revenue and costs of revenue in the consolidated statement of operations of Loudeye include the cost of revenue from services provided under the GSA Contracts, totaling $213,000 for the year ended December 31, 2004. The cost of revenue entirely offset the associated revenue. Depreciation and amortization expense included in cost of media restoration services revenue decreased from $252,000 in 2003 to zero in 2004 due to the sale of this business.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel and communication, and marketing expenditures such as advertising, public relations costs and trade show expenses. Sales and marketing expenses for 2004 increased to approximately $4.5 million from approximately $3.3 million in 2003, primarily due to increases resulting from our acquisitions of Overpeer and OD2. These expenses were offset in part by cost reduction initiatives implemented in 2003 and 2004. Sales and marketing expenses related to the acquired companies were approximately $1.9 million and included payroll and related expenses of approximately $548,000. Sales and marketing expenses as a percentage of total revenue were 26% in 2004 and 28% in 2003. We expect that we will continue to invest significantly in sales and marketing in 2005, as we believe that a substantial sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our digital media services, in particular our digital media store services.

      Research and development. Research and development expenses include labor and other related costs of the continued development and support of our digital media services. To date, the majority of research and development costs have been expensed as incurred. Research and development expenses increased to approximately $4.0 million in 2004 from approximately $1.7 million in 2003 primarily as a result of the inclusion of research and development expenses related to the acquired companies. Research and development costs related to the acquired companies totaled approximately $1.5 million in 2004 and included payroll and related expenses of approximately $1.2 million. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our digital media services offerings, in particular our digital media store services, and to develop additional applications. Accordingly, we anticipate that we will continue to invest in research and development for the foreseeable future, and we anticipate research and development costs as an absolute dollar amount will fluctuate, depending primarily upon the volume of future revenue, customer needs, staffing levels, overhead costs and our assessment of market demands.

      General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, legal, administrative and information services personnel, occupancy costs, legal expenses, and costs associated with being a public company, including but not limited to, consulting and audit fees related to the Sarbanes-Oxley internal control certification requirements, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor relations, and professional services fees. General and administrative expenses increased to approximately $11.3 million from approximately $8.7 million in 2003, primarily as a result of our acquisition of Overpeer and OD2. Costs related to the acquired companies were approximately $3.1 million, and included payroll and related expenses of approximately $2.3 million. We incurred costs associated with our first annual Sarbanes-Oxley internal control assessment and certification. We also incurred costs associated with turnover in our accounting and finance department during the second half 2004. We expect that general and administrative expenses will increase in the first quarter 2005 as compared to the fourth quarter 2004 as we increase our personnel and other resources to support our growth, and as we continue to incur additional professional fees in order to comply with the requirements under the Sarbanes-Oxley Act of 2002.

      Amortization of intangibles. Amortization of intangibles includes amortization of identified intangible assets related to acquisitions other than acquired technology, which is included in cost of revenue. We recorded impairment charges in the first quarter 2003 relating to our restructuring, and our remaining intangibles, other than those related to the Overpeer and OD2 acquisitions, were either written off or fully amortized by the first quarter of 2004. Beginning in the first quarter 2004 we incurred additional amortization expense related to our acquisitions of Overpeer and OD2. We expect amortization expense on an annual basis for 2005 to be approximately comparable to 2004 levels.

      Stock-based compensation. Stock-based compensation totaled $423,000 in 2004, of which $117,000 is included in cost of revenue, consisting primarily of the amortization of deferred stock compensation of $276,000, and stock-based compensation expense of $132,000 related to warrants granted to consultants for services. Stock-based compensation for 2003 totaled $1.3 million, consisting of the amortization of deferred stock compensation of $398,000, stock-based compensation expense of $730,000 related to stock options granted to a member of our board of directors for consulting services provided through September 30, 2003, variable stock compensation expense of $64,000 related to stock options that were repriced in 2001, stock and options issued to former employees as severance and termination benefits of $99,000, and stock options issued to a consultant of $7,000.

      Special charges. We recorded special charges related to corporate restructurings, facilities consolidations and the impairment of assets in accordance with our long-lived asset policy. Following is a summary of special charges for 2004 and 2003 (in thousands):

	Years Ended
	December 31,

	2004	2003

Goodwill impairment	$—	$5,307
Customer lists and other intangible assets impairment	—	84
Property and equipment impairment	—	670
Employee severance and termination benefits	—	501
Facilities related charges	312	658

	$312	$7,220

      For certain lease terminations, the settlement amounts were less than we had accrued initially due to favorable negotiations with landlords and improvements in real estate markets. In other cases, we increased our accruals as a result of our ongoing evaluations of our lease obligations. The adjustments resulting from these settlements and additional accruals were recorded in special charges in the consolidated statements of operations. In 2004, as discussed in Note 4 to the consolidated financial statements, we increased our estimate of the settlement amount and facilities related charges we would ultimately be required to pay related to Loudeye’s unoccupied facility at 414 Olive Way, Seattle, Washington by approximately $362,000. This increase was offset by a $50,000 decrease in the accrual related to Loudeye’s VidiPax facility in New York, New York which was recognized as a credit to special charges in first quarter 2004.

      The following table summarizes the activity in accrued special charges during the year ended December 31, 2004 (in thousands). The majority of these accrued charges, which primarily represent rent settlement obligations, were paid in January 2005.

Facilities-related
Charges

Balance, December 31, 2003	$1,670
Additional accruals	362
Payments	(1,459)
Adjustments	(170)

Balance, December 31, 2004	$403

      Interest income. Interest income totaled $377,000 in 2004 compared to $347,000 in 2003. Interest income consists of interest income and realized gains and losses on sales of our marketable securities. The increase was due primarily to higher average investment balance resulting from the proceeds received from the private equity financings completed in August 2003, February 2004 and December 2004. We expect interest income will fluctuate during 2005 depending upon our average investment balances and yield rates throughout the year.

      Interest expense. Interest expense totaled $201,000 in 2004 compared to $286,000 in 2003, due to lower average debt balances and lower interest rates during 2004 and the voluntary repayment in full of our line of credit in March 2004. We expect that interest expense will continue to decline in 2005 as we continue to make principal payments against our term loan balance.

      Increase in fair value of common stock warrants. The increase in fair value of common stock warrants of $248,000 in 2003 represented the increase in the estimated fair value of the warrants that we issued in connection with our private equity financing in August 2003. This transaction is described more fully in Note 6 to the consolidated financial statements.

      Gain on sale of media restoration assets. As discussed above, we sold our media restoration business on January 30, 2004 and completed the sale in May 2004. The gain on sale of media restoration assets in 2004 represents the net gain on the sale of net assets transferred under contractual arrangement and release of certain escrow claims. This transaction is described more fully in Note 5 to the consolidated financial statements.

      Other income (expense), net. Other expense for 2004 consists principally of net foreign exchange translation loss of $833,000. This loss was primarily the result of the impact of the weakened U.S. dollar on U.K. pound denominated liabilities incurred in connection with our acquisition of OD2. Other income for 2003 of $120,000 consisted principally of gains on sales of excess equipment.

      Income taxes. We have not recorded income tax benefits related to our net operating losses in 2004 or 2003 as a result of the uncertainties regarding the realization of such net operating losses. Our foreign operations also have net operating losses. At December 31, 2004, Loudeye had U.S. operating net operating loss carryforwards of approximately $210.0 million and foreign net operating loss carryforwards of approximately $5.0 million. We also had research and development tax credit carryforwards of approximately $160,000 as of December 31, 2004. Certain of our net operating loss carryforwards were acquired in business combinations. If these acquired net operating loss carryforwards become recoverable in the future, they will be used to first reduce to zero any goodwill, and then reduce to zero any other non-current intangible assets associated with the business combinations, and then any remaining net operating loss carryforwards recovered will be recognized as a reduction in income tax expense. Under the provisions of Section 382 of the Internal Revenue Code, the Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Loudeye has experienced such ownership changes as a result of its various stock offerings, and the utilization of the carry forwards could be limited such that a portion of the net operating losses may never be utilizable. The U.S. net operating loss carryforwards increased during 2004 by approximately $119,000 due to the acquisition of Overpeer. The foreign net operating loss carryforwards increased by approximately $5.0 million due to the acquisition of OD2. However, these losses will be subject to limitation under the provisions of Section 382 discussed above. Approximately $2.7 million of the net operating loss carryforwards and a portion of the valuation allowance at December 31, 2004 resulted from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to stockholders’ equity.

Years ended December 31, 2003 and 2002

      Digital media services revenue. Revenue from our digital media services segment increased to $10.1 million in 2003 from $9.5 million in 2002, due primarily to an increase in the volume of encoding and other fulfillment and related services, offset by a decrease in webcasting revenue. Our service mix changed significantly over the course of 2003, as we shifted marketing emphasis away from webcasting and more toward digital media store services.

      Digital media store services revenue. Our digital media store services were in the early stage of development in 2003. In 2003, we generated approximately $171,000 in revenue from fulfillment of ringtunes and rights clearing services. We generated no revenues from digital media store services in 2002.

      Encoding services revenue. Revenue from encoding services increased to $2.4 million in 2003 from $1.5 million in 2002, primarily as the result of the significant expansion of a relationship with an existing major label customer. In addition, our acquisition of EncodeThis! in June 2002 contributed to the increase in encoding services revenue.

      Samples services revenue. Revenue from samples services decreased to $1.7 million in 2003 from $2.0 million in 2002. This decrease was attributable to a combination of pricing pressures and changes in the volume of paid content streamed.

      Internet radio and hosting services revenue. Revenue from internet radio and hosting services increased to $2.1 million in 2003 from $1.1 million in 2002. The increase in internet radio and hosting revenue was attributed to an approximately $300,000 license sale and the expansion of a relationship with an existing customer, both during the fourth quarter of 2003, as well as an increase in the volume of iRadio transactions during 2003.

      Webcasting revenue. Revenue from webcasting services decreased to $3.8 million in 2003 from $5.0 million in 2002. The decrease in webcasting revenue was primarily the result of continued pricing pressure, as well as a reduction in our webcasting volume as we focused more on digital music offerings and those webcasting customer relationships that provide higher margins.

      Media restoration services revenue. Media restoration revenue totaled $1.9 million in 2003 compared to $3.2 million in 2002. This decrease was primarily the result of a significant decrease in the volume of services being provided to a significant customer, as well as decreased volume and spending by other customers spending on discretionary projects due to economic conditions. We entered into an agreement in October 2003, which was completed in May 2004, to sell all of the assets of our media restoration services business.

      Deferred revenue. Deferred revenue is comprised of unrecognized revenue related to unearned service fees and other prepayments for which the earnings process has not been completed. Deferred revenue at December 31, 2003 was $0.7 million compared to $0.3 at December 31, 2002. The increase in deferred revenue during 2003 is primarily due to recognition of revenue on existing contracts occurring at a slower rate than prepayments received under new contracts.

      Cost of revenue. Cost of revenue includes the cost of production, including personnel, cost of royalties to content providers and publishers, technical support, transaction processing fees, bandwidth and hosting costs, depreciation and amortization of infrastructure assets related to our service offerings, amortization of acquired technology resulting from acquisitions, impairment charges related to acquired technology, an allocated portion of facilities and equipment, and other supporting functions related to the delivery of our digital media and media restoration services. Depreciation included in cost of revenue decreased to approximately $849,000 in 2003 from $3.4 million in 2002. This decrease was due primarily to impairment charges recorded in the fourth quarter 2002 and the first quarter 2003 for certain assets of our digital media services and media restoration services segments. Amortization of acquired technology and related impairment charges included in cost of revenue decreased to approximately $870,000 in 2003 from $1.9 million in 2002. These impairment charges decreased the cost basis of the assets, resulting in lower depreciation and amortization charges. The remainder of the decrease in cost of revenue was due to cost reduction initiatives, primarily reductions in our work force, implemented in the second half 2002 and the first quarter 2003.

      Sales and marketing. Sales and marketing expenses totaled $3.3 million in 2003 and $7.7 million in 2002. The decrease in sales and marketing expenses was due to the decreased personnel related to our reductions in force in the second half 2002 and first quarter 2003.

      Research and development. Research and development expenses decreased from $3.2 million in 2002 to $1.7 million in 2003 due to the reduction in the number of development personnel as a result of the corporate restructurings.

      General and administrative. General and administrative expenses decreased to $8.7 million for 2003 from $11.4 million for 2002 due to the decrease in personnel related to our reductions in force in the second half 2002 and first quarter 2003, and other related cost reduction initiatives.

      Amortization of intangibles. Amortization of intangibles totaled $831,000 in 2003 and $1.8 million in 2002, and primarily included amortization of customer lists, trade names and noncompetes related to past acquisitions.

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

      Special charges. We recorded special charges related to corporate restructurings, facilities consolidations and the impairment of assets in accordance with our long-lived asset policy. Following is a summary of special charges for 2003 and 2002 (in thousands):

	Years Ended
	December 31,

	2003	2002

Goodwill impairment	$5,307	$—
Customer lists and other intangible assets impairment	84	743
Property and equipment impairment	670	2,029
Employee severance and termination benefits	501	1,890
Facilities related charges	658	1,490

	$7,220	$6,152

      The following table reflects the activity in accrued special charges for the year ended December 31, 2003 (in thousands).

	December 31,	Additional			December 31,
	2002	Accruals	Payments	Adjustments	2003

Employee severance	$104	$501	$(409)	$(196)	$—
Facilities related charges	2,799	1,220	(1,787)	(562)	1,670

Total	$2,903	$1,721	$(2,196)	$(758)	$1,670

      We recorded special charges totaling $6.2 million in 2002 related to write-downs of property and equipment, accrued lease payments related to vacated facilities and employee severance charges associated with company restructurings.

      Effective January 1, 2002 we adopted FAS No. 142, “Goodwill and Intangible Assets,” and FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of this analysis, during the year ended December 31, 2003, we recorded impairment charges of $5.3 million for goodwill, and $670,000 for property and equipment related to our enterprise communication services and media restoration services businesses.

      Interest income. Interest income totaled $347,000 in 2003 and $1.1 million in 2002. The decrease was due to the lower average cash and investment balances in 2003 resulting from the voluntary repayment of our credit facility in the third quarter of 2002 and utilization of cash to fund operations, and lower interest rates in 2003.

      Interest expense. Interest expense totaled $286,000 in 2003 and $631,000 in 2002. The decrease was due primarily to lower average debt balances in 2003 due to the voluntary repayment of our credit facility in the third quarter of 2002 and lower interest rates in 2003.

      Increase in fair value of common stock warrants. The increase in fair value of common stock warrants of $248,000 represents the increase in the estimated fair value of the warrants that we issued in connection with our private equity financing. The warrants were reclassified to equity in October 2003. This transaction is described more fully in Note 6 to the consolidated financial statements.

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

Liquidity and Capital Resources

      We have financed our operations primarily through proceeds from public and private sales of our equity securities. To a lesser extent, we have financed our operations through equipment financing and traditional lending arrangements. As of December 31, 2004, our working capital was $13.8 million compared with $16.8 million at December 31, 2003. Our principal source of liquidity at December 31, 2004 was our cash, cash equivalents and marketable securities.

      As of December 31, 2004, we had approximately $41.2 million of cash and cash equivalents and marketable securities. We received net proceeds of $18.9 million from our sale of common stock in a private placement in February 2004 and $23.5 million from our sale of common stock in a private placement in December 2004. In December 2004, we entered into a subscription agreement with a limited number of accredited investors pursuant to which we sold and issued to such investors 16,800,007 shares of our common stock, together with warrants to purchase 5,040,002 shares of common stock at an exercise price of $2.25 per share, for an aggregate purchase price of $25.2 million. The warrants are not exercisable until six months after the December 23, 2004 closing date and are then exercisable until the fifth anniversary of the closing date. We also granted the investors a one year right to purchase 30% of any securities sold by Loudeye in future financings, subject to exceptions. The transaction resulted in net proceeds to Loudeye of approximately $23.5 million. We filed a registration statement in February 2005 covering the resale of the shares of common stock issued in this transaction and the shares of common stock underlying the warrants. The registration statement was not filed within the required time period, and as a result we are required to pay liquidated damages of approximately $33,600. The registration statement is not yet effective. We are required to use our commercially reasonable efforts to obtain effectiveness of the registration statement before the earlier of (a) the 120th calendar day following the closing date or (b) the fifth trading day following notification by the SEC that the registration statement is no longer subject to further review and comments. The registration rights provisions in the subscription agreement provide that if a registration statement does not become effective, within the specified time period, then in addition to any other rights the holders may have, we would be required to pay to each holder an amount in cash, as liquidated damages, equal to 1% per month of the aggregate purchase price, prorated daily.

      In March 2005, we completed a restructuring of our remaining deferred and contingent payment obligations to former OD2 shareholders. From a financial accounting perspective, we will pay £2.6 million (or approximately $5.0 million based on December 31, 2004 exchange rates) in cash in two installments in full satisfaction of the maximum potential contingent payment obligations to former OD2 shareholders of up to £10.0 million (or approximately $19.3 million based on December 31, 2004 exchange rates). The first of these payments was made in March 2005 and the second payment will be made in July 2005. Of this amount, we had accrued approximately £1.1 million (approximately $2.1 million based on December 31, 2004 exchange rates) in our consolidated financial statements at December 31, 2004 based on our assessment that the outcome of the underlying contingency was determinable beyond a reasonable doubt as of December 31, 2004. On a non-GAAP basis, we will pay a total of £3.1 million (in two equal installments), which includes £465,000 (or approximately $896,000 based on December 31, 2004 exchange rates) to be held in escrow, £233,000 (or approximately $449,000 based on December 31, 2004 exchange rates) of which are currently being held in escrow. In addition, pursuant to the restructuring we issued 3,026,405 shares of our common stock (excluding 528,014 shares held in escrow) to satisfy the remaining deferred payment obligations to former OD2 shareholders. As of December 31, 2004, we had accrued £7.2 million (approximately $13.9 million based on December 31, 2004 exchange rates) in our financial statements to reflect our remaining deferred payment obligations to former OD2 shareholders. These obligations have been satisfied in full as a result of our March 2005 stock issuance related to the restructuring and our issuance of 3,974,206 shares of common stock in January 2005 (which excludes 693,402 shares held in escrow).

      Net cash used in operating activities was $13.8 million and $7.3 million for the year ended December 31, 2004 and 2003. For 2004, cash used in operating activities resulted primarily from a net loss of $16.4 million, partially offset by non-cash charges for depreciation and amortization of approximately $2.9 million, stock-based compensation charges and other non cash items aggregating $260,000, and net foreign currency transaction losses of $833,000. For 2003, cash used in operating activities resulted primarily from net losses of $19.2 million, offset partially by charges, depreciation and amortization and increased by other adjustments and working capital charges. Cash used in operations is dependent upon our ability to achieve positive earnings and the timing of our payments and collections and we expect that it will continue to fluctuate from period to period.

      Net cash used in investing activities was $9.4 million for the year ended December 31, 2004. Net cash provided by investing activities was $1.7 million in 2003. For 2004, cash provided by investing activities consisted principally of the net purchases of short-term marketable securities of $4.2 million and purchases of property and equipment of $5.7 million, consisting principally of equipment to upgrade the storage and access systems for our digital music archive and investments in capital equipment for our Overpeer anti-piracy service offering. In addition, net cash of approximately $555,000 was used related to our acquisitions of OD2 and Overpeer. This was partially offset by proceeds of approximately $1.0 million from assets held for sale. For 2003, cash provided by investing activities was related primarily to net sales of short-term investments of $518,000 and payments received on loans made to related parties of $1.2 million.

      Cash provided by financing activities in 2004 was $41.0 million, consisting primarily of net proceeds from the private equity financing in February 2004 of $18.9 million, net proceeds from the private equity financing in December 2004 of $23.5 million and proceeds from the exercise of stock options and warrants of $1.2 million. This was partially offset by principal payments on our debt and capital lease obligations of $1.3 million and the repayment in full of our line of credit for $1.3 million. Cash provided by financing activities was $16.3 million in 2003 and consisted primarily of net proceeds from a private equity placement financing transaction of $11.4 million in August 2003, net borrowings under our line of credit and term loan facilities of $3.3 million and proceeds from the exercise of stock options and warrants of $2.0 million, offset partially by repurchases of stock of $425,000.

      In March 2004, we acquired Overpeer though a merger and issued 1,752,772 shares of our common stock as consideration in the transaction. Of the shares issued in the transaction, initially 262,916 were held in escrow through March 1, 2005 under the terms of an escrow agreement to satisfy indemnity claims under the merger agreement. In January 2005, one of the former Overpeer shareholders substituted $425,004 in cash for 186,234 of the shares held in escrow, resulting in a remaining escrow balance of $425,004 in cash and 76,682 shares of common stock. In February 2005, we delivered notice to the escrow agent and representative of the former Overpeer stockholders of claims for breach of representations and warranties under the merger agreement. As a result, the escrow cash and shares will remain in escrow until Loudeye and the representative of the former Overpeer stockholders resolve the claims against escrow in accordance with the terms of the escrow agreement.

      We are subject to various debt covenants and other restrictions, including the requirement for early repayment upon the occurrence of certain events, including a sale or transfer of ownership or control. If we violate these covenants or restrictions, our lenders could require repayment of outstanding borrowings and our credit rating and access to other financing could be adversely affected.

      We were notified by Silicon Valley Bank on October 7, 2004 that we were not in compliance with two restrictive financial covenants that require us to maintain a certain quick ratio and a minimum tangible net worth, each as defined in the loan agreement. We subsequently established a certificate of deposit in the amount of approximately $2.2 million, which was equal to the then outstanding loan balance. As a result, we were notified by Silicon Valley Bank on October 11, 2004 that we had cured the default within the cure period. The restricted balance declines as we make payments under the term loan agreement. As a result, we have reflected restricted cash of $2.0 million on our December 31, 2004 balance sheet. As of March 2005, we were not in compliance with both of these restrictive financial covenants and, as such, continue to maintain the balance of restricted cash as collateral for our term loan balance with Silicon Valley Bank in accordance with the terms of the loan agreement. In addition, at December 31, 2004, approximately $568,000 of other restricted cash is held in investment accounts that serve as collateral for standby letters of credit for certain of our capital and operating lease obligations.

      We have incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $209.3 million at December 31, 2004. Historically, we have funded our operations through sales of equity securities, borrowings under our credit facilities and proceeds from exercises of stock options and warrants. However, there can be no assurance that our cash balances after December 31, 2004 will be sufficient to sustain our operations until profitable operations and positive cash flows are achieved.

      We currently anticipate that we will continue to experience fluctuations in results of operations for the foreseeable future as we:

•	Enter new markets for our services, including through potential acquisitions of complementary businesses, technology or other assets;

•	Increase or decrease research and development spending;

•	Increase or decrease sales and marketing activities;

•	Improve our operational and financial systems; and

•	Integrate acquired businesses.

      During 2003 and 2002, we implemented cost containment efforts and recorded special charges related to corporate restructurings and facilities consolidation. We continue to focus on maximizing the performance of our business and controlling costs to respond to the economic environment and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. As such, we may incur further facility consolidations or restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

      By the end of 2005, we anticipate that our costs and operating expenses, excluding restructuring-related charges, will track to a level that is close to our expected revenue while allowing us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense levels without adversely affecting our business and results of operations. We may continue to experience losses and negative cash flows in the near term, even if sales of our services grow.

      While we will continue to implement cost containment efforts across our business, our operating expenses will consume a material amount of our cash resources. We believe that the total amount of our cash and cash equivalents along with our commercial credit facilities will be sufficient to meet our anticipated cash needs for working capital or other purposes for at least the next twelve months. Thereafter, depending on the development of our business, we will likely require additional funds to support our working capital requirements, unanticipated expenses, opportunities for acquisitions or other business initiatives we encounter and we may seek to raise such additional working capital through public or private equity or debt financing (including debt convertible into equity) or from other sources. We may not be able to obtain adequate or favorable financing at that time. Our history of declining market valuation and volatility in our stock price could make it difficult for us to raise capital on favorable terms. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders.

      We do not hold derivative financial instruments or equity securities in our short-term investment portfolio. Our cash equivalents and marketable securities consist primarily of highly liquid money market funds, as specified in our investment policy guidelines. As a result, we would not expect our operating results or cash flows to be significantly affected by a sudden change in market interest rates in our securities portfolio.

      We conduct our operations in two primary functional currencies: the United States dollar and the British pound. Since our acquisition of OD2 in June 2004, fluctuations in foreign exchange rates have had a significant impact on our financial condition and results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in British pounds, except outside of the UK, where we invoice our customers primarily in euros. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries and accrued acquisition consideration relating to the OD2 transaction. For the year ended December 31, 2004, we recognized an $833,000 transaction loss on accrued acquisition consideration related to the OD2 transaction. Foreign exchange rate fluctuations and changes in foreign economic conditions did not have a material impact on our financial results in 2003 and 2002.

Contractual Obligations

      The following table provides aggregated information about our contractual obligations as of December 31, 2004 (in thousands):

	Payments Due by Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual Obligations
Long-term debt and capital leases	$2,135	$1,135	$1,000	$—	$—
Operating leases(1)	4,199	1,779	717	398	1,305
Bandwidth and co-location purchase obligations(2)	569	510	59	—	—

Total contractual obligations	$6,903	$3,424	$1,776	$398	$1,305

(1)	Our future minimum rental commitments under noncancellable leases comprise the majority of the operating lease obligations presented above. We expect to fund these commitments with existing cash and cash flows from operations.

(2)	Many of the contracts underlying these obligations contain renewal provisions, generally for a period of one year. In addition, amounts payable under these contracts may vary based on the volume of data transferred. The amounts in the table represent the base fee amount. We also have contracts for bandwidth and collocation services that run on a month-to-month basis and for which there are no unconditional obligations. Monthly amounts due under the month-to-month contracts are approximately $235,000 and have been excluded from the table above.

     Excluded from the table above are the following:

•	We have excluded the $15.9 million of accrued acquisition consideration recorded at December 31, 2004, net of escrow of approximately $2.4 million, which is unrecorded, related to our acquisition of OD2. In addition, we have not reflected an additional unrecorded £8.8 million ($17.0 million based on exchange rates as of December 31, 2004) in contingent consideration related to our acquisition of OD2 which would have been payable upon the achievement of certain performance targets during the period ending November 30, 2006. These obligations have been satisfied as of March 2005 as described in “— Acquisition of On Demand Distribution Limited (OD2) — Payments Subsequent to December 31, 2004 and March 2005 Restructuring of Future OD2 Payment Obligations,” except that we are required under the terms of the March 2005 restructuring to make a remaining cash payment of approximately £1.6 million (approximately $3.1 million based on December 31, 2004 exchange rates) in July 2005.

•	Deferred revenue of $5.7 million has been excluded from the table above as the related liabilities will not be settled in cash.

•	Loudeye expects to issue up to 2,202,291 additional shares of its common stock, representing shares to be issued to OD2 option holders issuable upon exercise of OD2 options assumed by Loudeye in connection with the OD2 acquisition in June 2004. The associated common stock payable of $3.2 million has been excluded as the related liability will not be settled in cash.

•	Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specifically fixed or minimum quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. There were no known contracts or purchase orders exceeding $100,000 in the aggregate.

      Since inception, we have sustained substantial net losses to sustain our growth and establish our business. For 2005, we will continue to focus on managing costs and increasing revenue. We expect the following items may represent significant uses of capital resources in the foreseeable future:

•	We have certain commitments under existing arrangements with certain licensors of copyrighted materials that may require payments estimated to be approximately $2.4 million in 2005. These amounts are included in accrued and other liabilities in the accompanying consolidated balance sheets.

•	We may enter into future transactions where we acquire complementary businesses. Such acquisitions may require the use of our capital resources.

      We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations and meet our working capital and capital expenditure requirements for 2005.

Off-Balance Sheet Arrangements

      Indemnification Obligations. In the normal course of business, we indemnify other parties, including business partners, lessors and parties to other transactions with us. We have agreed to hold the other parties harmless against losses arising from a breach of representation or covenants, or out of intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made. In addition, we have entered into indemnification agreements with certain of our officers and directors and our amended and restated certificate of incorporation and amended bylaws contain similar indemnification obligations to our officers and directors. For all agreements entered into after December 31, 2002, the fair value of potential claims has not been recorded in our financial statements because they are not material.

      Other. During February 2005, we entered into a twelve month agreement in the ordinary course of business with an internet service provider (ISP) in Europe, under which we will provide the ISP’s customers with promotional credits that may be redeemed for a range of digital media download services through February 2006. We will receive a fixed fee of €1.8 million (approximately $2.6 million based on December 31, 2004 exchange rates) under the agreement. Depending upon the actual redemption rate with respect to such promotional credits provided to the ISP’s customers during the term of the agreement, our cost of revenue associated with this agreement could vary significantly. At a zero redemption rate, our incremental cost of revenue is nominal and we would generate gross margins approximating the €1.8 million fee. Conversely, if significantly more credits are redeemed than expected, we could experience negative gross margins from this agreement of up to €715,000 (approximately $975,000 based on December 31, 2004 exchange rates). Our expectation is that actual redemption rate will fall somewhere within that range, and as such, we expect to generate positive gross margin from this agreement. If the number of credits redeemed during the twelve month term of the agreement does not reach certain minimum levels, the term of the credits may be extended for an additional twelve months. In addition, we expect to defer revenue under this agreement until the volume of digital downloads is reasonably determinable, which could result in deferral of all revenue under the agreement until February 2007. Further, as the transaction is denominated in Euros, if we do not hedge the arrangement, we could be subject to foreign currency gains or losses. As of the date of this filing, no losses had been incurred or estimated under this agreement.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      We are exposed to the impact of interest rate changes and foreign currency exchange risk.

      Interest Rate Risk. We typically invest our excess cash in high quality corporate and municipal debt instruments. As a result, our related investment portfolio is exposed to the impact of short-term changes in interest rates. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As a result, changes in interest rates may cause us to suffer losses in principal if forced to sell securities that have declined in market value or may cause our future investment income to fall short of expectations. Our investment portfolio is designated as available-for-sale, and accordingly is presented at fair value in the consolidated balance sheet.

      We protect and preserve our invested funds with investment policies and procedures that limit default, market and reinvestment risk. We have not utilized derivative financial instruments in our investment portfolio.

      During the year ended December 31, 2004, the impact of changes in interest rates on the fair market value of our cash and cash equivalents and marketable securities caused an insignificant change in our net loss. Based on our invested cash and cash equivalents, marketable securities and restricted cash balances of approximately $43.7 million at December 31, 2004, a one percent change in interest rates would cause a change in interest income of approximately $437,000 per year. Due to the investment grade level of our investments, we anticipate no material market risk exposure. In addition, our term loan is based on the prime rate. Based on the $2.0 million balance outstanding at December 31, 2004, a one percent increase in the prime rate would increase our interest expense by $20,000 per year. We believe that the impact on the fair market value of our securities and on our operating results for 2005 from a hypothetical 1% increase or decrease in interest rates would not be material.

      Foreign Currency Exchange Risk. We develop services in the United States and the United Kingdom and sell them in North America and throughout Europe, and to a much lesser degree, in Australia and Africa. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign subsidiaries’ expenses are incurred in their local currency, principally British Pounds (£) or Euros (€). As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected results.

      As foreign currency exchange rates vary, the fluctuations in revenue and expenses may materially impact the financial statements upon consolidation. A weaker U.S. dollar would result in an increase to revenue and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenue and expenses upon consolidation.

      At December 31, 2004 and from a financial accounting perspective, we were obligated to pay approximately £7.2 million (approximately $13.9 million based on exchange rates as of December 31, 2004) to former OD2 shareholders, in cash or common stock, at our election. Additionally, we could have been required to pay up to an additional £10.0 million (approximately $19.3 million based on exchange rates as of December 31, 2005) of contingent acquisition consideration to the former OD2 shareholders if certain performance measurements were met. Based upon the accrued acquisition consideration balance of approximately $15.9 million at December 31, 2004, if during the first quarter 2005 the U.S. dollar uniformly increases or decreases in strength by 1% relative to British pound, we would record a transaction gain or loss of approximately $160,000.

      As part of our restructuring of the remaining payment obligations to the former OD2 shareholders, the amount of the remaining obligations is £1.6 million (approximately $3.0 million based on exchange rates as of December 31, 2004) after giving effect to our cash payment of approximately £1.6 million (approximately $3.0 million based on exchange rates as of December 31, 2004) in March 2005 and the issuance of 3,554,419 shares of our common stock in March 2005 to former OD2 shareholders. Based on the estimated amount we will accrue with respect to our restructured payment obligation of £1.6 million, if the U.S. dollar uniformly increases or decreases in strength by 1% relative to British pound, we would record a transaction gain or loss of approximately $7,000.

      During 2004, we recorded a net foreign exchange transaction loss of approximately $833,000. Our operating results were not significantly affected by exchange rate fluctuations in 2002 and 2003. In addition, the results of operations of OD2 are exposed to foreign exchange rate fluctuations as the financial results of this subsidiary are translated from the local currency to U.S. dollars upon consolidation. Because of the significance of the operations of OD2 to our consolidated operations, as exchange rates vary, net sales and other operating results, when translated, may differ materially from our prior performance and our expectations. In addition, because of the significance of our overseas operations, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our services and further negatively impact the results of our operations in a material and adverse manner. As a result of these market risks, the price of our stock could decline significantly and rapidly.

Item 8.	Financial Statements.

LOUDEYE CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL

To the Board of Directors and Stockholders of

Loudeye Corp.

      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that Loudeye Corp. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the eight material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      Management’s report on internal control over financial reporting as of December 31, 2004, and our audit thereof, excludes consideration of internal control over financial reporting for Overpeer, Inc. and On Demand Distribution, Ltd., two subsidiaries acquired by the Company during the year ended December 31, 2004. Overpeer, Inc. and On Demand Distribution, Ltd. represented 12% of the Company’s total consolidated assets as of December 31, 2004, and 49% of the Company’s total consolidated revenue for the year ended December 31, 2004.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

      1. Inadequate personnel in finance and accounting — The Company has insufficiently skilled personnel and a lack of human resources within the Company’s finance, accounting, and reporting functions. The lack of appropriately skilled personnel could result in material misstatements to financial statements not being detected in a timely manner.

      2. Inadequate oversight and monitoring of financial processes and financial and accounting personnel — The Company has insufficient oversight of financially significant processes and systems, including monitoring and oversight of the work performed by the Company’s finance and accounting personnel. The processes and systems with insufficient oversight and monitoring include the review and approval, and documentation of the review and approval, of journal entries; periodic reconciliations of subsidiary ledgers, balance sheet and income statement accounts; payroll and employee benefit related processing and reporting; royalty related tracking, reporting, and accounting; invoicing of customers and the processing of customer credits; purchasing of and payment for goods and services received; accrual of expenses; general ledger closing; and the monthly, quarterly, and annual consolidation and financial reporting process. As a result, the Company does not have sufficient internal control over financial reporting to ensure underlying transactions are being appropriately and timely accounted for, which could lead to material misstatements in the financial statements not being detected in a timely manner.

      3. Inadequate or ineffectively designed controls — The Company has an insufficient number of effectively designed controls or ineffectively designed controls to ensure that revenue and royalty transactions are calculated, processed, and accurately reflected in the proper period in the general ledger. As a result, adjustments in the Company’s revenue and royalty accounts and financial statements could occur.

      4. Inadequate information technology and general computer controls — The Company does not have adequate information technology and general computer controls over its information systems control environment, including application level design and documentation controls. As a result, the Company is unable to rely upon information technology general controls to perform as expected over time. The processes with inadequate controls include the integration of internally developed software into financially significant business applications; password management and sharing; and physical access to information technology systems. In addition, the Company has insufficient documentation of their general computer controls and was unable to demonstrate through testing that their information technology dependent controls were operating effectively. As a result, errors in the Company’s financial statements that have not been prevented or detected by the Company’s information technology and general computer controls could occur.

      5. Inadequate analysis, documentation, and review of significant non-routine transactions — The Company does not have adequate controls relating to the analysis, documentation, and review of the selection and application of generally accepted accounting principles, to the classification of amortization and impairment charges related to certain intangible assets, business acquisitions, and other non-routine transactions, and the preparation of financial statement disclosures relating thereto. As a result, the Company does not have sufficient procedures to ensure significant underlying non-routine transactions are appropriately and timely accounted for in the general ledger.

      6. Inadequate monitoring of controls for third-party service providers — The Company has inadequate controls over the assessment and monitoring of the effectiveness of controls executed by third party service providers related to the implementation and/or maintenance of customer level controls. As a result, the information and reports from third-party service providers received and utilized by the Company may contain errors.

      7. Inadequate entity-level controls — The Company does not have effective entity level controls with respect to the overall control environment and monitoring. There are inadequacies in the process for systematic communication of company-wide policies and procedures to all employees, including a lack of uniform and consistent communication of the importance of controls. The pervasive nature of the material weaknesses in the Company’s internal control over financial reporting in itself constitutes a material weakness. There are also inadequacies in the Company’s process to ensure periodic monitoring of internal control activities. As a result, errors in the Company’s financial statements that have not been prevented or detected by the Company’s entity level controls could occur.

      8. Inadequate demonstration of control effectiveness through testing — The Company was unable to demonstrate through testing that the Company’s internal control over financial reporting was effective for certain processes as required by the COSO criteria. The controls that the Company was unable to test included the quarterly and annual general close procedures and financial reporting.

      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report on financial statements dated March 25, 2005 on those financial statements.

      In our opinion, management’s assessment that Loudeye Corp. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the control criteria, Loudeye Corp. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We do not express an opinion or any other form of assurance on management’s statements referring to remediation or timing in management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing in Item 9A.

/s/ Moss Adams LLP

Seattle, Washington

March 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

Loudeye Corp.

      We have audited the accompanying consolidated balance sheet of Loudeye Corp. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loudeye Corp. and subsidiaries as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Loudeye Corp.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 25, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Moss Adams LLP

Seattle, Washington

March 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Loudeye Corp.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Loudeye Corp. (formerly Loudeye Technologies, Inc.) and subsidiaries (the “Company”) at December 31, 2003, and the results of their operations and of their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In June 2004, the Company acquired On Demand Distribution Limited (“OD2”). The terms of this acquisition require the payment of £9.6 million (approximately $17.3 million based on exchange rates as of September 30, 2004, including approximately $2.6 million to be held in escrow and not yet accounted for) through November 30, 2005, to OD2 shareholders, plus additional contingent consideration of up to £10.0 million (approximately $18.0 million based on exchange rates as of September 30, 2004) if OD2 achieves certain financial performance targets during the period through November 30, 2006. The payments are to be made in British pounds, and accordingly, the Company is exposed to risks with changes in the prevailing exchange rate. Any decrease in the value of the U.S. dollar against the British pound will cause a proportional increase in the amount of the future consideration the Company must pay to the former OD2 shareholders. The Company may elect to pay the amounts due to OD2’s shareholders in shares of the Company’s common stock. As a result of the Company’s acquisition of OD2, the Company will be required to provide additional funding to support OD2’s ongoing operations. There can be no assurance that the Company’s cash balances after December 31, 2004 will be sufficient to sustain its operations in 2005 and to fund the ongoing operations of OD2.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 18, 2004, except for the second, third and fourth paragraphs of Note 1, which appear in the consolidated financial statements in the Company’s Form S-1 dated February 9, 2005 and are not presented herein as to which the date is December 13, 2004; and except for the revisions of classifications disclosed in Note 2 of this Form 10-K, as to which the date is March 30, 2005.

LOUDEYE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except per
	share amounts)
ASSETS
Cash and cash equivalents	$29,864	$12,480
Marketable securities	9,016	9,460
Accounts receivable, net of allowance for doubtful accounts of $241 and $235	5,333	1,781
Prepaid expenses and other current assets	1,298	345
Assets held for sale	—	363

Total current assets	45,511	24,429
Long-term marketable securities	2,288	—
Restricted cash	2,568	316
Property and equipment, net	5,661	1,123
Goodwill	43,549	—
Intangible assets, net	3,700	86
Assets held for sale	—	730
Other assets, net	431	360

Total assets	$103,708	$27,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,012	$1,229
Accrued compensation and benefits	929	378
Accrued and other liabilities	4,966	1,155
Accrued special charges	403	1,670
Accrued acquisition consideration	15,924	—
Deferred revenue	4,353	485
Current portion of long-term debt and capital lease obligations	1,135	1,348
Line of credit	—	1,285
Liabilities related to assets held for sale	—	98

Total current liabilities	31,722	7,648
Deferred revenue, net of current portion	1,343	228
Common stock payable related to acquisition	3,193	—
Long-term debt and capital lease obligations, net of current portion	1,000	2,135

Total liabilities	37,258	10,011
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000 shares authorized, none outstanding	—	—
Common stock, warrants and additional paid-in capital; for common stock $0.001 par value, 150,000 shares authorized; 99,021 and 56,974 shares issued and outstanding in 2004 and 2003	273,958	210,134
Deferred stock compensation	(111)	(214)
Accumulated deficit	(209,284)	(192,887)
Accumulated other comprehensive income	1,887	—

Total stockholders’ equity	66,450	17,033

Total liabilities and stockholders’ equity	$103,708	$27,044

See notes to consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
REVENUE	$16,821	$11,948	$12,681
COST OF REVENUE(1)	12,063	8,076	15,260

Gross profit (loss)	4,758	3,872	(2,579)
OPERATING EXPENSES:
Sales and marketing(1)	4,456	3,286	7,667
Research and development(1)	4,017	1,688	3,159
General and administrative(1)	11,323	8,656	11,375
Amortization of intangible assets	234	831	1,790
Stock-based compensation(1)	306	1,298	(383)
Special charges — goodwill impairments	—	5,307	—
Special charges — other	312	1,913	6,152

Total operating expenses	20,648	22,979	29,760
LOSS FROM OPERATIONS	(15,890)	(19,107)	(32,339)
OTHER INCOME (EXPENSE):
Interest income	377	347	1,149
Interest expense	(201)	(286)	(631)
Gain on sale of media restoration assets	156	—	—
Increase in fair value of common stock warrants	—	(248)	—
Other income (expense), net	(839)	120	659

Total other income (expense)	(507)	(67)	1,177

NET LOSS	$(16,397)	$(19,174)	$(31,162)

Net loss per share — basic and diluted	$(0.22)	$(0.39)	$(0.75)

Weighted average shares outstanding — basic and diluted	73,845	49,797	41,393

(1)	Stock-based compensation, consisting of amortization of deferred stock-based compensation and the fair value of options issued to non-employees for services rendered, is allocated as follows:

	Years Ended December 31,

	2004	2003	2002

Cost of revenue	$117	$62	$(34)
Sales and marketing	156	47	(55)
Research and development	83	57	(21)
General and administrative	67	1,194	(307)

See notes to consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock,
	Warrants and
	Additional Paid-In				Accumulated
	Capital		Deferred		Other	Total
			Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Compensation	Deficit	Income	Equity

	(In thousands)
BALANCES, January 1, 2002	40,475	$192,627	$(883)	$(142,550)	$—	$49,194
Issuance of shares for acquisitions	9,228	3,786	—	—	—	3,786
Repurchase of shares	(2,696)	(1,105)	—	—	—	(1,105)
Stock option exercises and shares issued under ESPP	169	57	—	—	—	57
Amortization of deferred stock-based compensation, net of cancellations	—	(1,170)	753	—	—	(417)
Net loss	—	—	—	(31,162)	—	(31,162)

BALANCES, December 31, 2002	47,176	194,195	(130)	(173,713)	—	20,352
Repurchase of common stock	(1,469)	(425)	—	—	—	(425)
Stock option and warrant exercises and shares issued under ESPP	2,084	2,023	—	—	—	2,023
Shares issued in private placement	7,839	9,975	—	—	—	9,975
Conversion of common stock warrants from a liability to equity	—	1,704	—	—	—	1,704
Shares issued to pay accrued acquisition consideration	636	1,118	—	—	—	1,118
Shares issued for prior acquisitions and accrued bonus	629	25	—	—	—	25
Deferred stock-based compensation	—	544	(544)	—	—	—
Amortization of deferred stock-based compensation, net of cancellations	—	—	460	—	—	460
Stock-based compensation	79	900	—	—	—	900
Issuance of common stock warrants	—	75	—	—	—	75
Net loss	—	—	—	(19,174)	—	(19,174)

BALANCES, December 31, 2003	56,974	210,134	(214)	(192,887)	—	17,033
Stock option and warrant exercises and shares issued under ESPP	1,623	1,202	—	—	—	1,202
Shares issued in private placements	27,611	42,308	—	—	—	42,308
Shares issued for acquisitions	11,418	17,975	—	—	—	17,975
Shares issued in payment of accrued acquisition consideration	1,395	2,044	—	—	—	2,044
Deferred stock-based compensation	—	380	(380)	—	—	—
Amortization of deferred stock-based compensation, net of cancellations	—	(207)	483	—	—	276
Stock-based compensation	—	(10)	—	—	—	(10)
Issuance of common stock warrants	—	132	—	—	—	132
Comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	(85)	(85)
Foreign currency translation adjustment	—	—	—	—	1,972	1,972
Net loss	—	—	—	(16,397)	—	(16,397)

Total comprehensive loss	—	—	—	—	—	(14,510)

BALANCES, December 31, 2004	99,021	$273,958	$(111)	$(209,284)	$1,887	$66,450

See notes to consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
OPERATING ACTIVITIES
Net loss	$(16,397)	$(19,174)	$(31,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,919	2,378	7,223
Special charges and other non cash items	(164)	6,744	3,575
Other income from settlement of acquisition terms	—	—	(700)
Stock-based compensation	423	1,360	(417)
Foreign currency transaction loss	833	—	—
Increase in fair value of common stock warrants	—	248	—
Changes in operating assets and liabilities, net of amounts acquired in purchases of businesses:
Accounts receivable	(1,823)	326	358
Prepaid expenses and other assets	(363)	1,889	464
Accounts payable	(1,203)	36	24
Accrued compensation and benefits and other accrued expenses	447	(1,916)	(1,226)
Accrued special charges	(1,024)	—	—
Deferred revenue	2,505	408	(306)
Assets and liabilities held for sale	—	402	(109)

Net cash used in operating activities	(13,847)	(7,299)	(22,276)

INVESTING ACTIVITIES
Purchases of property and equipment	(5,697)	(115)	(1,676)
Proceeds from sales of property and equipment	—	185	109
Cash paid for acquisition of businesses and technology, net	(555)	(82)	(2,361)
Assets and liabilities held for sale	996	—	(801)
Payments received on loans made to related party and related interest	—	1,187	734
Purchases of marketable securities	(20,015)	(11,750)	(11,105)
Sales of marketable securities	15,834	12,268	23,563

Net cash provided by (used in) investing activities	(9,437)	1,693	8,463

FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of stock options and warrants	1,202	2,023	47
Proceeds from private equity financings, net	42,403	11,431	—
Proceeds from line of credit and debt	—	8,320	—
Principal payments on debt, line of credit and capital lease obligations	(2,644)	(5,043)	(20,495)
Repurchase of common stock from related party	—	(425)	(1,118)

Net cash provided by (used in) financing activities	40,961	16,306	(21,566)

Effect of foreign currency translation on cash	(293)	—	—

Net increase (decrease) in cash and cash equivalents	17,384	10,700	(35,379)
Cash and cash equivalents, beginning of period	12,480	1,780	37,159

Cash and cash equivalents, end of period	$29,864	$12,480	$1,780

Supplemental disclosures:
Cash paid for interest	$216	$200	$623
Issuance of common stock for acquisition of businesses	17,975	—	3,786
Issuance of common stock to pay accrued acquisition consideration and accrued interest	2,044	1,118	—
Repayment of related party note with shares	—	—	777
Assets acquired under capital leases	—	112	467
Reversal of deferred stock compensation as a result of option cancellations	—	—	1,170
Conversion of common stock warrants from a liability to equity	—	1,704	—

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Loudeye

      Loudeye is a worldwide leader in business-to-business digital media services that facilitate the distribution, promotion and sale of digital media content for media and entertainment, retail, wireless and enterprise customers. Loudeye’s services enable its customers to outsource the management and distribution of audio and video digital media content over the Internet and other electronic networks. Loudeye’s proprietary consumer-facing e-commerce services, combined with our technical infrastructure and back-end solutions, comprise an end-to-end service offering, from core digital media services, such as the hosting, storage, encoding, management and protection of media assets for content owners, to turn-key, fully-outsourced digital media distribution and promotional services, such as private-labeled digital music services, wireless music services, and streaming Internet radio and music sample services. Loudeye’s outsourced solutions can decrease time-to-market while reducing the complexity and cost of digital asset management and distribution compared with internally developed alternatives, and they enable Loudeye’s customers to provide branded digital media service offerings to their users while supporting a variety of digital media technologies and consumer business models. In June 2004, Loudeye acquired On Demand Distribution Limited (“OD2”), a privately held digital music provider based in Europe (see Note 3). In March 2004, Loudeye acquired Overpeer, Inc. (“Overpeer”), a privately held provider of digital media data mining, anti-piracy and promotional solutions based in New York (see Note 3).

      Loudeye segregates its business in two business segments, the digital media services segment and the media restoration services segment. As discussed in Note 5, Loudeye completed the sale of its media restoration services business in May 2004.

2.	Summary of Significant Accounting Policies

Accounting Principles

      The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Basis of Consolidation

      The consolidated financial statements include the accounts of Loudeye Corp. and its wholly owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Loudeye has included the results of operations of acquired entities from the dates of acquisition (see Note 3).

Estimates and Assumptions

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. Examples include estimates of loss contingencies, when technological feasibility is achieved, purchase accounting, music publishing rights and music royalty accruals, the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns, and determining when investment impairments are other-than-temporary. Actual results could differ from those estimates.

      Management evaluates the potential loss exposure on various claims and lawsuits arising in the normal course of business. An accrual is made if the amount of a particular claim or lawsuit is probable and reasonably estimable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

      Loudeye considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposits and money market accounts maintained with financial institutions and certain other investment grade instruments, which at times exceed federally insured limits. Loudeye has not experienced any losses on its cash and cash equivalents.

Marketable Securities

      Loudeye has classified as available-for-sale all marketable debt and equity securities for which there is a determinable fair market value and no restrictions on Loudeye’s ability to sell within the next 24 months. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). Loudeye has classified securities with a remaining contractual maturity of greater than one year as long term marketable securities. All securities have a remaining contractual maturity of two years or less. The cost basis for determining realized gains and losses on available-for-sale securities is determined on the specific identification method.

      The following table summarizes the composition of Loudeye’s cash, cash equivalents, and available-for-sale marketable securities at December 31, 2004 and 2003 (in thousands):

	December 31,

	2004	2003

Cash and cash equivalents:
Cash	$6,607	$7,451
Money market mutual funds	23,257	5,029

Total cash and cash equivalents	29,864	12,480

Marketable securities:
Corporate notes & bonds	5,738	1,210
Commercial paper & CDs	1,289	—
U.S. Government agency securities	1,989	8,250

Total marketable securities	9,016	9,460

Long-term marketable securities:
Corporate notes & bonds	$2,288	$—

Total long-term marketable securities	2,288	—

Total cash, cash equivalents and marketable securities	$41,168	$21,940

      The fair value of the available-for-sale marketable securities by contractual maturity at December 31, 2004 is as follows:

Fair Value

Within one year	$9,016
One to two years	2,288

Total marketable securities	$11,304

      The gross unrealized gains or losses on available-for-sale securities at December 31, 2004 and 2003 and the gross realized gains or losses on the sale of available-for-sale securities for the years ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004, 2003 and 2002 were immaterial and are therefore not shown. Loudeye has concluded that unrealized losses are temporary due to Loudeye’s ability to realize its investments at maturity.

Restricted Cash

      At December 31, 2004, restricted cash represents approximately $2.0 million of cash equivalents pledged as collateral against a term loan and approximately $568,000 of cash equivalents pledged as collateral in connection with standby letter of credit agreements with certain financial institutions and leasing companies. Accordingly, the restricted cash has been classified as long-term in the accompanying consolidated balance sheets.

Accounts Receivable

      Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents Loudeye’s best estimate of the amount of probable credit losses in Loudeye’s existing accounts receivable. Loudeye performs a periodic analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including individual review of past due balances over 90 days and greater than a specified amount, Loudeye’s history of collections, as well as the overall economic environment. Account balances are charged off against the allowance after the potential for recovery is considered remote.

Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation and impairment write-downs. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of the applicable lease term or the estimated useful life of the asset.

Goodwill

      Loudeye accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill deemed to have indefinite life is not amortized, but is subject to, at a minimum, annual impairment tests. Loudeye assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors Loudeye considers important which could trigger an impairment review include the following:

•	poor economic performance relative to historical or projected future operating results;

•	significant negative industry, economic or company specific trends;

•	changes in the manner of our use of the assets or the plans for our business;

•	market price of our common stock; or

•	loss of key personnel

      Goodwill represents the excess of cost over the estimated fair value of net assets acquired, primarily from Loudeye’s recent acquisitions of Overpeer and OD2, which in accordance with FAS 142, is not being amortized. Also in accordance with FAS 142, Loudeye tests goodwill for impairment at the reporting unit level on an annual basis or as determined necessary. FAS 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Based on the annual goodwill test for impairment that Loudeye performed during the quarter ended December 31, 2004, it was determined that there is no impairment of goodwill.

      Loudeye performed its annual impairment tests for 2003 and 2002 and recorded resulting impairment charges. These charges are discussed in greater detail in Note 4.

      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	Years Ending
	December 31,

	2004	2003

Beginning balance	$—	$5,307
Impairment of goodwill from Streampipe acquisition	—	(3,775)
Impairment of goodwill from VidiPax acquisition	—	(1,532)
Goodwill from Overpeer acquisition	2,478	—
Goodwill from OD2 acquisition	41,071	—

	$43,549	$—

      The OD2 and Overpeer acquisitions are components of Loudeye’s digital media services segment. The Streampipe acquisition was a component of Loudeye’s digital media services segment and the Vidipax acquisition was a component of Loudeye’s media restoration services segment.

Impairment of Long-Lived Assets

      Long lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Fair Value of Financial Instruments and Concentrations of Credit Risk

      Financial instruments that potentially subject Loudeye to concentrations of credit risk consist of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable, accrued liabilities and debt and capital lease obligations. The fair values of these financial instruments approximate their carrying value based on their liquidity or short-term nature. The carrying value of Loudeye’s long-term obligations approximate fair value due to the variable nature of the interest.

      Loudeye is exposed to credit risk due to its extension of credit to its customers. Loudeye’s customer base is dispersed across different geographic areas throughout North America and Europe and consists of customers in numerous industries. Loudeye performs initial and ongoing evaluations of its customers’ financial condition and generally extends credit on open account, requiring collateral as deemed necessary. One customer accounted for approximately 16% of accounts receivable at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended December 31, 2004, no customers accounted for 10% or more of Loudeye’s revenue. During 2003 and 2002, The Coca-Cola Company accounted for approximately 11% and 13% of our revenue. A significant portion of Loudeye’s revenue from The Coca-Cola Company during those periods related to media restoration services which Loudeye ceased providing with its sale of that business in early 2004.

Revenue Recognition

      Substantially all of Loudeye’s revenue is derived from Loudeye’s digital media service offerings including digital media store services (which include music store services), encoding services, content protection services, samples services, Internet radio services, live and on-demand webcasting services and media restoration services.

      Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be realized within the next twelve months is classified as current.

      Our basis for revenue recognition is substantially governed by Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 101, as superseded by SAB 104, “Revenue Recognition,” the FASB’s Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), and in very limited cases as it relates to sales of software products Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position No. 98-4, 98-9, and related interpretations and Technical Practice Aids (SOP 97-2).

      Determining Separate Elements and Allocating Value to Those Elements. If sufficient evidence of the fair values of the delivered and undelivered elements of an arrangement does not exist, revenue is deferred using revenue recognition principles applicable to the entire arrangement as if it were a single element arrangement under EITF 00-21 and is recognized on a straight-line basis over the term of the contract. For arrangements with multiple deliverables which are determined to have separate units of accounting, revenue is recognized upon the delivery of the separate units in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values. In the event that there is no objective and reliable evidence of fair value for the delivered item, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

      In the limited circumstances where Loudeye sells software products, Loudeye recognizes revenue associated with the license of software in accordance with SOP 97-2. Under the provisions of SOP 97-2, in software arrangements that involve rights to multiple services, Loudeye allocates the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not sold separately, the price established by management, if it is probable that the price, once established, will not change before market introduction.

      Some of Loudeye’s arrangements may include consulting services sold separately under professional services contracts. Professional services arrangements are billed on a time and materials basis and accordingly, revenue is recognized as the services are performed.

      Digital media store services revenue. Digital media store services, including music store services, are our newest service offerings and grew significantly following our acquisition of OD2 in June 2004. Loudeye charges its digital media store customers fixed platform fees, which generally consist of enabling and hosting the service and maintenance of the service’s overall functionality during the term of the customer contract. Platform services may include fees related to integration to a customer’s website, wireless sites,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory, account management, and commerce and billing systems. Additionally, platform fees associated with our digital media store services include digital rights management, editorial services, usage reporting, and digital content royalty settlement. Loudeye charges platform fees to its customers in a variety of manners, including initial set-up fees, monthly only fees, or a combination of initial set-up and monthly fees. In addition, Loudeye provides a number of transactional services, including cover art and metadata publishing, rich media ring tunes (for wireless applications) delivery, varied commerce and content consumption alternatives for digital media content, including pay-as-you-go, permanent download, or à la carte.

      Loudeye follows the guidance in EITF 00-21 for purposes of allocating the total consideration to the individual deliverables in its digital media store services arrangements. Loudeye evaluates whether each of the elements in these arrangements represent a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) the delivered item(s) has value to the customer on a standalone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered item(s) and (iii) if there is a general right of return relative to the delivered item(s), performance of the undelivered item(s) is considered probable and substantially in Loudeye’s control.

      If Loudeye determines there are separate units of accounting, Loudeye allocates the arrangement consideration to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Assuming all other criteria are met (i.e., evidence of an arrangement exists, collectibility is probable, and fees are fixed or determinable), revenue is recognized as follows:

•	Platform fees are recognized ratably over the term of the contract.

•	Revenues from permanent download, or à la carte, are recognized at the time the content is delivered, digitally, to the consumer.

•	Revenues from pay-as-you-go are deferred and then recognized as tracks are downloaded by the consumer or as credits expire, whichever occurs earlier.

      If evidence of fair value cannot be established for the undelivered elements of an agreement, the revenue from the arrangement is recognized ratably over the period that these elements are delivered or, if appropriate, under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor hours.

      Encoding services revenue. Encoding services consist of (i) processing and conversion of digital content into different digital formats pursuant to customers’ specifications via Loudeye’s proprietary encoding and transcoding systems and (ii) the delivery of such processed content to the customer. The encoded content is either delivered electronically to a file transfer protocol (FTP) site that our customers access via a previously provided password or Loudeye physically ships the content to its customers. In accordance with SAB 104, Loudeye recognizes revenue when persuasive evidence of an arrangement exists and the service has been rendered, provided the fee is fixed or determinable and collection is deemed probable. Loudeye evaluates each of these criteria as follows:

•	Evidence of an arrangement: Loudeye considers a non-cancelable agreement signed by Loudeye and the customer to be evidence of an arrangement.

•	Services have been rendered: Loudeye considers this criteria to be satisfied when the content has been delivered.

•	Fixed or determinable fee: Loudeye assesses whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Loudeye considers these criteria to be satisfied when the payment terms associated with the transaction are within Loudeye’s normal payment terms. If a significant portion of a fee is due after the date that fees would customarily be due under Loudeye’s normal payment terms, Loudeye considers the fee to not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be fixed and determinable, and in such cases, Loudeye would defer revenue and recognize it when the fees become due and payable.

•	Collection is deemed probable: Loudeye initially assesses the probability of collection to determine whether this criterion is satisfied based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If Loudeye determines that collection of a fee is not reasonably assured, Loudeye defers revenue until the time collection becomes reasonably assured, which is generally upon the receipt of cash.

      Content protection services revenue. Content protection services consist primarily of anti-piracy, data mining and content promotion solutions related to peer-to-peer file sharing networks. Customer billings for content protection services are generally based on a fixed monthly fee, but may also contain a volume-based component and, for content promotion services, a fee based on monthly customer sales volume. Under the provisions of SAB 104 and EITF 00-21, Loudeye recognizes revenue in the period in which the services are provided.

      Samples services revenue. Samples services are provided to customers using Loudeye’s proprietary streaming media software, tools, and processes. Music samples are streamed files containing selected portions, or samples, of a full music track and are typically 30 to 60 seconds in length. Customer billings are based on the volume of data streamed at rates agreed upon in the customer contract, and may be subject to a nonrefundable monthly minimum fee. Under the provisions of SAB 104 and EITF 00-21, Loudeye recognizes revenue in the period in which the samples are delivered.

      Internet radio and video services revenue. Internet radio and video services are provided to customers using Loudeye’s proprietary media software, tools and processes. Internet radio and video services can consist of the rebroadcast over the Internet of a customer’s over-the-air radio programming. Services provided may also include play list selection and programming services for online radio channels and may include related video content, such as music videos. Under the provisions of SAB 104 and EITF 00-21, revenue from the sale of Internet radio and video services is recognized on a monthly basis as the services are provided and customers are typically billed monthly in arrears.

      Webcasting services revenue. Webcasting services are provided to customers using Loudeye’s proprietary streaming media software, tools and processes. Services for live webcast events and services for on-demand webcasting services are generally sold separately. For live webcasting events, Loudeye charges a fixed fee. On demand webcasting service fees are based on a contract with either set monthly minimum fees which entitle the customer to a monthly volume of stored and streamed data that is specified in the contract or a contract with charges based upon actual monthly volume of stored and streamed data with no monthly minimum fees. Additional fees are required to be paid under the contract if the volume of data streamed in a particular month exceeds the specified monthly volume threshold, and the per unit charges for the additional volume approximate the per unit charges for the minimum volumes. Any unused volume of streamed or stored data expires at each month end.

      Because Loudeye separately sells services for live webcast events and services for on-demand webcasting, the Company has verifiable and objective evidence of the fair value for both the live and on-demand services. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, Loudeye recognizes revenue for live webcasting and on-demand webcasting services which are not subject to monthly minimums in the period in which the webcast event, data storage or data streaming occurs. Revenue for on-demand webcasting services subject to monthly minimums is recognized monthly on a straight line basis over the contract period, based upon contracted monthly rates for the specified volume thresholds. Revenue for additional usage fees is recognized in the period that the additional usage occurs.

      Software license revenue. In the limited circumstances in which Loudeye sells software products, the Company recognizes revenue associated with the license of software in accordance with SOP 97-2. Revenue from software license sales accounted for less than 1% of Loudeye’s revenues in 2004 and less

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than 3% of Loudeye’s revenues in 2003. Under the provisions of SOP 97-2, in software arrangements that involve rights to multiple services, Loudeye allocates the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. Elements included in multiple element arrangements consist of software, intellectual property, implementation services, maintenance and consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not sold separately, the price established by management, if it is probable that the price, once established, will not change before market introduction.

      Media restoration services revenue. Media restoration services consisted of services provided by Loudeye’s VidiPax subsidiary to restore and upgrade old or damaged archives of traditional media. Under the provisions of SAB 104 and EITF 00-21, Loudeye recognizes revenue as these services are rendered and Loudeye has no continuing involvement in the goods and services delivered, which generally is the date the finished media is shipped to the customer. As discussed in Note 5, Loudeye completed the sale of the VidiPax business in May 2004 pursuant to an agreement dated October 31, 2003.

Software Development Costs

      Research and development costs associated with software development consist primarily of salaries, wages and benefits for development personnel and are generally charged to expense until technological feasibility has been established for the services. Once technological feasibility has been established, all software costs are capitalized until the services are available for general release to customers. Capitalized costs are then amortized on a straight-line basis over the term of the applicable contract, or based on the ratio of current revenue to total projected service revenue, whichever is greater. Technology acquired in business combinations is recorded in intangible assets and purchased software is recorded in property, plant and equipment.

Stock-Based Compensation

      Loudeye accounts for stock-based employee compensation plans by applying the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25” (FIN 44). Under this method, compensation expense is recorded based on the difference between the exercise price of employee stock options granted and the fair value of Loudeye’s common stock at the date of grant. Deferred compensation, if any, is amortized over the vesting period of the related options, which is three to four years.

      Equity instruments issued to non-employees are accounted for in accordance with the provisions of FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (EITF 96-18), and related interpretations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net loss and net loss per share if Loudeye had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation awards (in thousands except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net loss, as reported	$(16,397)	$(19,174)	$(31,162)
Add: stock-based employee compensation expense under APB 25 included in reported net loss	239	593	(417)
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(4,231)	(929)	(1,114)

Pro forma net loss	$(20,389)	$(19,510)	$(32,693)

Net loss per share:
Basic and diluted — as reported	$(0.22)	$(0.39)	$(0.75)
Basic and diluted — pro forma	$(0.28)	$(0.39)	$(0.79)

      To determine compensation expense under FAS 123, Loudeye used the following assumptions:

	2004	2003	2002

Risk-free interest rates	2.33-5.71%	2.68- 5.71%	3.93- 5.71%
Expected lives	3 years	5 years	5 years
Expected dividend yields	0%	0%	0%
Expected volatility	115-120%	135- 136%	75%

Advertising

      Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and was approximately $99,000 in 2004, $85,000 in 2003, and $787,000 in 2002.

Comprehensive Loss

      Comprehensive loss is comprised of net loss, foreign currency translation adjustments and net unrealized gains (losses)on available-for-sale marketable securities and is presented in the accompanying consolidated statements of stockholders’ equity.

Foreign Currencies

      Loudeye considers the functional currency of its foreign subsidiaries to be the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as translation adjustment and included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions, which were a net loss of approximately $833,000 during 2004, are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2003 or 2002.

Income Taxes

      Loudeye accounts for income taxes under the asset and liability method as set forth in FAS No. 109, “Accounting for Income Taxes,” under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss and tax credit carry forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities and operating loss and tax credit carry forwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carry forwards are expected to be recovered or settled.

Segments

      Loudeye has adopted FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its services, geographic areas and major customers. Management has determined that during the fiscal year ended December 31, 2004, Loudeye operated in two segments, digital media services and media restoration services.

Guarantees, Warranties, and Indemnification

      In the ordinary course of business, Loudeye is not subject to potential obligations under guarantees that fall within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others” (FIN 45) an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34, except for standard indemnification and warranty provisions that are contained within many of Loudeye’s customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

      Indemnification and warranty provisions contained within Loudeye’s customer license and service agreements are generally consistent with those prevalent in Loudeye’s industry. The duration of Loudeye’s service warranties generally does not exceed 90 days following delivery of Loudeye’s services. In the case of encoding services, our service agreements generally provide that we will replace a defective deliverable free of charge during a specified time period not exceeding the term of the applicable agreement. Loudeye has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, Loudeye does not maintain accruals for potential customer indemnification or warranty-related obligations.

Revisions of Classifications

      During the preparation of our financial statements for the year ended December 31, 2004, we made revisions of classification with regard to expenses incurred during the years ended December 31, 2003 and 2002. Such revisions of classification had no impact on net loss, stockholders’ equity or cash flows as previously reported. These revisions related to the following:

•	Regent Fees. We revised our classification of $878,000 relating to service fees paid to Regent Pacific Management Corporation (Regent) during the year ended December 31, 2003, from special charges — other to general and administrative expense in the current presentation as we determined that these expenses were not restructuring charges in accordance with FAS 146, “Accounting for Costs Association with Exit or Disposal Activities” and were more appropriately classified as general and administrative expense.

•	Amortization of Intangible Assets. We revised our classification of amortization of acquired technology and capitalized software costs totaling approximately $269,000 in 2003 and $1.3 million in 2002 from operating expenses — amortization of intangibles to cost of revenue in the current presentation as we determined that these expenses were more appropriately classified as cost of revenue in accordance with FAS 86 and related accounting literature.

•	Impairment of Intangible Assets. We revised our classification of impairment charges related to acquired technology and capitalized software costs totaling approximately $601,000 in 2003 and $694,000 in 2002 from operating expenses — special charges — other to cost of revenue in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current presentation as we determined that these charges were more appropriately classified as cost of revenue in accordance with FAS 86 and related accounting literature.

Recent Accounting Pronouncements

      In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, that amends FASB Statements No. 123 and 95, and supersedes APB 25. This statement requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The statement also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This statement is effective beginning in the third quarter of 2005, and requires Loudeye to recognize compensation costs on outstanding awards for which the requisite service has not yet been rendered. While Loudeye expects the implementation of this standard to have a material impact on its consolidated financial statements, Loudeye is currently unable to quantify this impact as it has not implemented the necessary option expensing software.

      In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FAS 109-2). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. As Loudeye does not currently have any foreign earnings, Loudeye does not believe that the adoption of FAS 109-2 will have a significant effect on its consolidated financial statements.

3.	Acquisitions

On Demand Distribution Limited

      On June 22, 2004, Loudeye commenced a tender offer to acquire 100% of the outstanding shares of On Demand Distribution Limited (“OD2”), a privately held digital music provider based in Europe. Loudeye acquired 93% of the shares of OD2 upon commencement of the tender offer. As of August 17, 2004 Loudeye acquired the remaining 7% of OD2’s shares on the same terms from the remaining shareholders of OD2. In March 2005, Loudeye completed a restructuring of its future deferred and contingent payment obligations to the former OD2 shareholders, which is discussed further below. This acquisition supports Loudeye’s commitment to providing global services by broadening its reach and capabilities into key geographic regions including Europe, the second largest music market in the world, and Australia. In addition, the acquisition expands Loudeye’s content management and anti-piracy content protection services into Europe and will enable Loudeye to leverage OD2’s reach to expand its business into new markets. The consolidated statement of operations of Loudeye for the year ended December 31, 2004, includes the results of operations of OD2 since the closing date of the acquisition, June 22, 2004.

OD2 Transaction Consideration as of December 31, 2004

      The consideration for the transaction consisted of the following elements:

•	Loudeye issued 9,065,919 shares of its common stock on June 22, 2004, and 599,259 shares of its common stock on August 25, 2004 to existing OD2 shareholders and option holders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Loudeye expects to issue up to 2,212,302 additional shares of its common stock, representing shares to be issued to OD2 option holders issuable upon exercise of OD2 options assumed by Loudeye. Of these options, options to purchase 10,011 shares of Loudeye’s common stock have been exercised as of December 31, 2004.

•	Loudeye issued 395,083 shares of its common stock in December 2004 to former OD2 shareholders to satisfy the initial deferred consideration payment obligations totaling £1.1 million (approximately $2.1 million based on exchange rates as of December 31, 2004).

•	Certain of OD2’s principal shareholders agreed to have an aggregate of 15% of the total consideration payable in the transaction held in escrow by Loudeye for 18 months to satisfy claims Loudeye may have with respect to breaches of representations, warranties and covenants and indemnification claims. As of December 31, 2004, Loudeye had issued and placed in escrow 2,315,775 shares of its common stock to 17 former OD2 shareholders who had tendered their shares of OD2 stock as of that date.

•	During 2004, Loudeye paid approximately $1.9 million to retire certain liabilities that were assumed as of June 22, 2004.

•	As of December 31, 2004, Loudeye was obligated to pay an additional £7.2 million (approximately $13.9 million based on exchange rates as of December 31, 2004), excluding the 15% additional consideration to be held in escrow (as discussed below), through November 30, 2005, to OD2’s shareholders, as follows:

•	January 31, 2005, approximately £4.0 million or $7.8 million;

•	On May 31, 2005, approximately £1.1 million or $2.0 million; and

•	On November 30, 2005, approximately £2.1 million or $4.1 million.

•	15% of the total additional consideration that Loudeye was required to pay to the OD2 shareholders through November 30, 2005, or approximately $2.1 million, will be placed into escrow along with the escrow shares.

•	As of December 31, 2004 Loudeye was obligated to pay additional contingent consideration of up to £10.0 million (approximately $19.3 million based on exchange rates as of December 31, 2004), which amount has not been adjusted for the 15% holdback in escrow, if OD2 achieves certain financial performance targets during the period through November 30, 2006. Of this contingent consideration, Loudeye had accrued approximately £1.1 million (approximately $2.1 million based on exchange rates as of December 31, 2004, net of amounts to be held in escrow) in its consolidated financial statements based on management’s determination that the contingency related to this payment obligation had been resolved beyond a reasonable doubt.

      Loudeye had issued promissory notes in aggregate principal amount of £1.9 million to ten of OD2’s former shareholders. As of December 31, 2004, approximately £1.7 million in principal was still outstanding under these notes (approximately $3.3 million based on exchange rates as of December 31, 2004). Loudeye’s obligations under these notes were included within the £7.2 million (approximately $13.9 million based on exchange rates as of December 31, 2004) of accrued acquisition consideration and within the approximately $2.1 million of additional consideration to be paid into escrow described above. The notes bear interest at 5% per annum and are repayable in unequal installments on May 31 and November 30, 2005 (which installments are proportional to the amounts of deferred consideration we are required to pay on May 31 and November 30, 2005). Interest expense for 2004 was approximately $55,000. Aggregate interest expense over the terms of the notes will be included in interest expense and will be approximately £60,000 (approximately $116,000 based on exchange rates as of December 31, 2004).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The escrow shares and the 15%, or approximately $2.1 million, of additional consideration described above are not recorded as liabilities and the value of the shares held in escrow and the 15% additional consideration was not included in determining the cost of acquiring OD2 as of December 31, 2004, since the resolution of the escrow shares and 15% additional consideration is still pending. Loudeye will reflect the escrow shares as outstanding and the liability relating to the 15% additional consideration as accrued and record the value of both as additional costs of acquiring OD2 upon the earlier of the expiration of the 18 month escrow period (to the extent such shares and additional consideration are released from escrow) or when Loudeye believes beyond a reasonable doubt that it will not state a claim pursuant to the terms of the escrow.

      The total number of shares issued, to be issued upon exercise of options and held in escrow of 13,949,849 constituted approximately 19.9% of Loudeye’s outstanding shares of common stock at the commencement of the tender offer.

      Excluding the impact of the escrow shares and 15% additional consideration discussed above, as of December 31, 2004 Loudeye has recorded $38.1 million of net assets in connection with the transaction consisting of upfront stock consideration, including the assumption of OD2 options, deferred consideration, cash obligations to retire certain liabilities, and Loudeye’s transaction related costs. As of June 22, 2004, the initial purchase price excluded minority interest related to the acquisition and included preliminary estimates of certain transaction consideration. Because OD2 had a deficit in net worth at acquisition, the 7% minority interest that Loudeye had not yet acquired was not reflected in Loudeye’s consolidated balance sheet at June 30, 2004. As of August 17, 2004, Loudeye subsequently acquired the remaining 7% of OD2’s shares and adjusted certain transaction consideration based upon current information. The initial purchase price can be summarized at June 22, 2004 and December 31, 2004 (based on exchange rates as of June 22, 2004) as follows (amounts in thousands):

	As of June 22, 2004

	June 22,	December 31,
	2004	2004

Transaction related costs	$1,527	$1,993
Cash paid and due on certain liabilities assumed	2,778	1,878
Accrued acquisition consideration	13,654	17,033
Common stock payable related to acquisition	2,596	3,208
Common stock issued in connection with acquisition	13,146	14,015

	$33,701	$38,127

      The accrued acquisition consideration recorded in Loudeye’s financial statements as of December 31, 2004, has been adjusted to reflect the foreign currency exchange rate at December 31, 2004, and a net foreign currency transaction loss of $833,000 was recorded in other income in the accompanying consolidated statement of operations for the year ended year December 31, 2004.

      Under the terms of the offer, future cash consideration is payable in British currency (pounds), and accordingly the corresponding U.S. dollar amounts set forth above may vary with fluctuations in the prevailing exchange rate. All future payments are payable in cash or, at Loudeye’s election, in shares of Loudeye common stock, the number of which will be determined based on Loudeye’s volume weighted average share price for a specified period prior to issuance. OD2 shareholders may also elect to receive promissory notes in lieu of any cash payments that Loudeye may be required to make. Loudeye has also reserved approximately 2.0 million shares for stock option grants under its 2000 Stock Option Plan to employees of OD2 for future services.

      Loudeye accounted for the acquisition in accordance with FAS 141. In accordance with EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in a Purchase Business Combination,” (EITF 99-12) for purposes of estimating the value of the OD2 purchase consideration, the fair value of the Loudeye common stock issued for the acquisition of OD2 was determined to be $1.45 per share based on the average closing price of Loudeye’s common stock over the two day periods before and after June 22, 2004, the date the acquisition was announced, multiplied by the Loudeye shares issued based upon the exchange ratio set forth in the merger agreement. The fair value of options assumed is deemed to be equivalent to the value of the underlying Loudeye shares into which such options are exercisable given the nominal strike price of such options. In accordance with FAS No. 52, “Foreign Currency Translation,” and as a result of currency fluctuation between the U.S. dollar and British pound since the June 22, 2004 acquisition date, Loudeye adjusted the accrued acquisition consideration recorded in Loudeye’s consolidated balance sheet and recorded a net foreign currency transaction loss of $833,000 in other income(expense) in the accompanying condensed consolidated statement of operations for year ended December 31, 2004.

      The following table summarizes as of June 22, 2004 and December 31, 2004 (based on exchange rates as of June 22, 2004), the fair values of the assets acquired and liabilities assumed, along with the estimated useful lives of property and equipment and intangible assets, based upon management’s internal analysis and the results of an independent valuation of the intangible assets acquired, which have been recorded in Loudeye’s digital media services segment (in thousands):

	Purchase Price Allocation

	June 22,	December 31,
	2004	2004

Current assets	$2,700	$2,700
Property and equipment	629	629	1-3 years
Goodwill	33,598	38,873
Customer contracts and relationships	—	1,062	5 years
Acquired technology	2,970	1,692	5 years
Current liabilities	(6,196)	(6,829)

Total purchase price allocation	$33,701	$38,127

      The weighted average amortization period of amortizable intangibles acquired is approximately five (5) years. The goodwill recorded is not amortizable for income tax purposes. The goodwill associated with OD2 was included in Loudeye’s digital media services segment.

Payments Subsequent to December 31, 2004 and March 2005 Restructuring of Future OD2 Payment Obligations

      From a financial accounting perspective, Loudeye issued 3,974,206 shares of its common stock in January 2005 to former OD2 shareholders to satisfy the second deferred consideration payment obligations totaling £4.0 million (approximately $7.7 million based on exchange rates as of December 31, 2004). Loudeye issued a total of 4,667,608 shares its common stock in January 2005, which includes 693,402 shares held in escrow. These payments included satisfaction of the second promissory note installments discussed further above.

      In March 2005, Loudeye completed a restructuring of remaining deferred and contingent payment obligations under the terms of the OD2 Acquisition Amendment Agreement as follows:

•	In March 2005, from a financial accounting perspective Loudeye issued 3,026,405 shares (valued at approximately £3.2 million or $6.2 million based on December 31, 2004 closing share price and exchange rates) as settlement for the remaining deferred consideration obligations of approximately £3.2 million (or approximately $6.2 million based on December 31, 2004 exchange rates). This amount excludes 528,014 shares issued but held in escrow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	From a financial accounting perspective, Loudeye will pay £2.6 million (or approximately $5.0 million based on December 31, 2004 exchange rates) in cash in full satisfaction of the maximum potential contingent payment obligations of up to £10.0 million (or approximately $19.3 million based on December 31, 2004 exchange rates). Of this amount, approximately £1.1 million (approximately $2.1 million based on December 31, 2004 exchange rates) had been accrued in the accompanying consolidated financial statements at December 31, 2004 based on managements’ assessment that the outcome of the underlying contingency was determinable beyond a reasonable doubt. The first of these payments was made in March 2005 and the second payment will be made in July 2005. This amount excludes £465,000 (approximately $896,000 based on December 31, 2004 exchange rates) held in escrow.

This restructuring was agreed to by all of the former OD2 shareholders entitled to receive additional deferred and contingent payment consideration and it satisfies in full those obligations.

Overpeer, Inc.

      In March 2004, Loudeye completed the acquisition of Overpeer, Inc. (“Overpeer”), a privately held company based in New York. Pursuant to the Agreement and Plan of Merger and Reorganization (“Merger Agreement”), among Loudeye, Privateer Acquisition Corp., a wholly owned subsidiary of Loudeye, Overpeer and certain of Overpeer’s stockholders. Privateer Acquisition Corp. was merged with and into Overpeer, with Overpeer continuing as the surviving company and a wholly-owned subsidiary of Loudeye (the “Merger”). As a result of the Merger, all of the outstanding capital stock of Overpeer was exchanged for a total of 1,752,772 shares of Loudeye’s common stock. The number of shares issued in the Merger was calculated by dividing $4.0 million by the volume weighted average closing share price of Loudeye’s common stock on each of the thirty consecutive trading days preceding the closing of the Merger, or $2.2821 per share. Of the shares issued in the Merger, 262,916 will be held in escrow for one year and will be available during that time to satisfy indemnity claims under the Merger Agreement. Loudeye filed a registration statement in March 2004 for the resale of the securities issued to the Overpeer shareholders, which registration statement was declared effective on May 26, 2004. In January 2005, one of the former Overpeer stockholders substituted $425,004 in cash for 186,234 of the shares held in escrow, resulting in a remaining escrow balance of $425,004 in cash and 76,682 shares of common stock. In February 2005, Loudeye delivered notice to the escrow agent and representative of the former Overpeer stockholders of claims for breach of representations and warranties under the merger agreement. As a result, the escrow cash and shares will remain in escrow until Loudeye and the representative of the former Overpeer stockholders resolve the claims against escrow in accordance with the terms of the escrow agreement.

      Overpeer is a provider of digital media data mining, anti-piracy and promotional solutions, which are complimentary to Loudeye’s current and planned future digital media solutions. The acquisition is intended to allow Loudeye to provide a more complete suite of digital media solutions to its customers.

      Loudeye accounted for the acquisition in accordance with FAS 141. In accordance with EITF 99-12 the fair value of the shares issued was determined to be $2.26 per share based on the closing price of Loudeye’s common stock on February 29, 2004, which was the date on which the number of shares issued could be determined. Overpeer’s operating results have been included in the accompanying consolidated statements of operations effective beginning in March 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, along with the estimated useful lives of property and equipment and intangible assets, which have been recorded in Loudeye’s digital media services segment (in thousands):

	Purchase
	Price
	Allocation	Useful life

Current assets	$277
Property and equipment	278	1-3 years
Goodwill	2,478
Trademark	42	Indefinite
Acquired technology	682	5 years
Customer relationships	317	7 years
Non-compete agreements	373	3 years
Other long-term assets	8
Current liabilities	(365)

Total purchase price allocation	$4,090

The weighted average amortization period of amortizable intangibles acquired is approximately five (5) years. The goodwill recorded is not amortizable for tax purposes, and was included in Loudeye’s digital media services segment.

The purchase price allocation set forth above includes acquisition costs of $129,000.

Pro forma financial information

      The following table presents the unaudited pro forma results of Loudeye for the years ended December 31, 2004 and 2003 assuming Loudeye had acquired OD2 and Overpeer on January 1, 2003 (in thousands):

	Years Ended

	2004	2003

Total revenues	$20,769	$16,200
Net loss	(27,568)	(26,431)
Basic and diluted net loss per share	$(0.37)	$(0.53)

4.	Special Charges

      Special charges for the year ended December 31, 2004 were $312,000. During 2004, Loudeye settled a suit for breach of lease related to its unoccupied facility at 414 Olive Way, Seattle, Washington. Loudeye had recorded the estimated lease termination costs in accrued special charges. Due to the settlement, Loudeye increased the amount in accrued special charges by $362,000 during the year ended December 31, 2004. In addition, in February 2004, Loudeye entered into a lease settlement agreement with the landlord of its unoccupied facility in New York, New York pursuant to which Loudeye paid the landlord $450,000 and allowed the landlord to retain its security deposit of $212,000, for a total settlement of $662,000. The $50,000 difference between the amount recorded in accrued special charges and the final settlement amount was reflected as a credit to special charges during the first quarter 2004 in the consolidated statement of operations.

      Beginning in the fourth quarter of 2000 through the first quarter of 2003, Loudeye commenced a series of operational restructurings and facilities consolidations. As a result of these activities, Loudeye has recorded special charges in the years ended December 31, 2004, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The facilities related charges and goodwill, and property and equipment impairment charges recorded in 2002 and 2003 were the result of Loudeye’s decision to exit certain domestic facilities and were estimated based on the company’s evaluation of then current market conditions relative to the company’s existing special charges accrual. The estimated facilities related charges are based on current comparable rates for leases and subleases of a comparable term or termination fees. Certain property and equipment and goodwill related to Loudeye’s media restoration services and enterprise communications services businesses were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over their estimated useful lives. The fair values of each of these assets were estimated using primarily a probability weighted discounted cash flow method. The fair value of goodwill was estimated under the two-step process required by FAS 142.

      The components of the special charges are summarized as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Goodwill impairment	$—	$5,307	$—
Customer lists and other intangible assets impairment	—	84	743
Property and equipment impairment	—	670	2,029
Employee severance and termination benefits	—	501	1,890
Facilities related charges	312	658	1,490

	$312	$7,220	$6,152

      The following table reflects the activity in accrued special charges for the year ended December 31, 2004 (in thousands):

Facilities-related
Charges

Balance, December 31, 2003	$1,670
Additional accruals	362
Payments	(1,459)
Adjustments	(170)

Balance, December 31, 2004	$403

In January 2005, Loudeye paid $360,000 of the $403,000 then remaining accrued special charge balance, as a final payment related to Loudeye’s former facility at 414 Olive Way, Seattle, Washington.

5.	Sale of Media Restoration Business

      On January 30, 2004 (“Transfer Date”), Loudeye’s wholly-owned media restoration services subsidiary, VMRLE Co., Inc. (formerly VidiPax, Inc.), transferred substantially all of its assets and certain liabilities to a company controlled by the former general manager of VMRLE Co., Inc. pursuant to an asset purchase agreement signed on October 31, 2003 and amended on January 30, 2004. The total purchase price of $1.2 million was placed in escrow when the asset purchase agreement was signed. Based on the January 30, 2004 amendment, $900,000 of the $1.2 million purchase price was to be released from escrow upon the assignment to the purchaser of contracts with the General Services Administration of the United States (“GSA Contracts”). If the GSA Contracts were not assigned within a certain time period after the Transfer Date, the purchaser had the option to unwind the transfer and reclaim the $1.2 million held in escrow. Accordingly, the assets and liabilities transferred were recorded on the consolidated balance sheet as assets and liabilities transferred under contractual arrangement at their carrying value as of the Transfer Date. As of December 31, 2003, these assets and liabilities were classified as held for sale. On May 17, 2004, (“Accounting Closing Date”), the GSA Contracts were assigned to the purchaser, resulting in the subsequent release of the $900,000 from escrow to VMRLE Co., Inc. For the period from the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transfer Date to the Accounting Closing Date, VMRLE Co., Inc. continued to be the contracting party with the GSA. The media restoration services provided under the GSA Contracts during that period were provided by the purchaser as agent for VMRLE Co., Inc. and the purchaser retained the profits or losses earned from such services. Because VMRLE Co., Inc. continued to be the primary obligor under the GSA Contracts until their assignment, revenue and costs of revenue in the consolidated statement of operations of Loudeye reflect the revenue and cost of revenue from services provided under the GSA Contracts totaling $213,000 for the period from the Transfer Date through the Accounting Closing Date, of which $95,000 was recorded as revenue and cost of revenue in the first quarter 2004 and $118,000 was recorded as revenue and cost of revenue in the second quarter 2004. All other revenue and costs of VMRLE Co., Inc.’s operations have been appropriately excluded from Loudeye’s statement of operations subsequent to the Transfer Date. The difference between the $900,000 proceeds received from escrow and the carrying value of the assets and liabilities transferred as of the Accounting Closing Date is $160,000 and was recorded as a loss on the sale of net assets transferred under contractual arrangement in the second quarter 2004.

      With the GSA Contracts assigned to the purchaser, the remaining $300,000 of the $1.2 million originally held in escrow was released during third quarter 2004 upon the execution of an agreement relating to certain rights associated with certain equipment owned by a third party and a net gain of $273,000 was recorded during the third quarter 2004.

      Loudeye may receive up to an additional $500,000 based on the purchaser achieving certain performance targets over a period of two years from the Transfer Date. At transfer, Loudeye also entered into a co-marketing and reseller agreement with the purchaser pursuant to which Loudeye will sell, for a fee, media restoration services on behalf of the purchaser for a two-year period. The co-marketing and earn-out provisions constitute continuing involvement by Loudeye under FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Consequently, VMRLE Co., Inc. has not been reported as a discontinued operation.

6.	Private Equity Financing

     December 2004 private placement transaction

      In December 2004, Loudeye entered into a subscription agreement with a limited number of accredited investors pursuant to which Loudeye sold and issued to such investors 16,800,007 shares of its common stock, together with warrants to purchase 5,040,002 shares of common stock at an exercise price of $2.25 per share, for an aggregate purchase price of $25.2 million. The warrants are not exercisable until six months after the December 23, 2004 closing date and are then exercisable until the fifth anniversary of the closing date. Loudeye also granted the investors a one year right to purchase 30% of any securities sold by Loudeye in future financings, subject to exceptions. The transaction resulted in net proceeds to Loudeye of approximately $23.5 million.

      Loudeye filed a registration statement in February 2005 covering the resale of the shares of common stock issued in this transaction and the shares of common stock underlying the warrants. The registration statement was not filed within the required time, and as a result we are required to pay liquidated damages of approximately $33,600. The registration statement is not yet effective. Loudeye is required to use its commercially reasonable efforts to cause the registration statement to be declared effective prior to April 22, 2005, or if earlier, the fifth trading day following notification by the SEC that the registration statement is no longer subject to review and comments. The registration rights provisions in the subscription agreement provide that if a registration statement does not become effective, within the defined time period, then in addition to any other rights the holders may have, Loudeye would be required to pay to each holder an amount in cash, as liquidated damages, equal to 1% per month of the aggregate purchase price, prorated daily.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     February 2004 private placement transaction

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

     August 2003 private placement transaction

      On August 28, 2003, the Company issued 7,838,708 shares of common stock to institutional investors in a private placement transaction for $1.55 per share, raising gross proceeds of approximately $12.1 million. In connection with the transaction, the Company also issued warrants to the investors to purchase 783,871 shares of the Company’s common stock and warrants to the placement agent to purchase 195,968 shares of the Company’s common stock, representing total warrant shares of 979,839 shares of common stock. The exercise price of the warrants is $2.00 per share. The warrants were exercisable beginning February 27, 2004 and expire February 27, 2007. Net proceeds from the transactions, after issuance costs and a placement fee of 4% of the gross proceeds, were approximately $11.4 million. Loudeye filed a registration statement covering the resale of shares sold in the financing and the registration statement was declared effective in October 2003.

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

      The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 2.71%, the contractual life of 3.5 years and volatility of 136%. The fair value of the warrants was estimated to be $1.5 million on the closing date of the transaction. The fair value of the warrants was re-measured at September 30, 2003 and estimated to be $1.7 million. The increase in the fair value of $248,000 from the transaction date to October 14, 2003 was reflected as a charge to other expenses in the statement of operations in 2003.

7.	Allowance for Doubtful Accounts

      Activity in the allowance for doubtful accounts is as follows (in thousands):

	Balance	Charged		Balance
	at	(Credited)		at
	Beginning of	to	Write-	End of
Year ended December 31,	Year	Expense	Offs	Year

2004	$235	$9	$(123)	$241
2003	254	129	(148)	235
2002	474	121	(341)	254

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 31,

	2004	2003	Depreciable Lives

Production and computer equipment	$11,207	$5,201	3 years
Furniture, fixtures and equipment	356	5	5 years
Leasehold improvements	355	355	3-5 years
Software	697	376	3 years

Subtotal	12,615	5,937
Accumulated depreciation and amortization	(6,954)	(4,814)

Property and equipment, net	$5,661	$1,123

      Depreciation and amortization expense related to property and equipment was approximately $2.1 million in 2004, $1.3 million in 2003 and $4.3 million in 2002.

9.	Intangible Assets

      Loudeye’s intangible assets at December 31, 2004 and 2003 were as follows (in thousands):

	Gross Carrying		Accumulated
	Amount		Amortization		Net Book Value

	December 31,		December 31,		December 31,

	2004	2003	2004	2003	2004	2003

Trade name	$—	$—	$—	$—	$—	$—
Customer lists and relationships	1,434	748	193	662	1,241	86
Acquired technology	2,460	—	360	—	2,100	—
Non-competes	373	—	104	—	269	—
Trademark	90	—	—	—	90	—

	$4,357	$748	$657	$662	$3,700	$86

      The Company recorded impairment charges related to certain intangible assets in 2003 and 2002.

      In 2003, the revised corporate forecast developed in connection with the 2003 strategic and operational plan demonstrated that certain intangible assets related to Loudeye’s media restoration services and enterprise communications services reporting units were impaired, as the projected undiscounted discernible cash flows over the estimated useful lives of the assets did not exceed their carrying value. The fair values of each of these assets were estimated using primarily a discounted cash flow method, and resulted in impairments as follows (in thousands):

	Enterprise	Digital Media
	Communication	Services	Total

Customer lists and contracts	$33	$22	$55
Acquired technology	601	—	601
Other intangible assets	—	29	29

	$634	$51	$685

      In 2002, in connection with Loudeye’s annual impairment test for goodwill and as a result of declining revenue, Loudeye obtained an independent valuation to assist in evaluating its goodwill and intangible assets for impairment in accordance with FAS 142 and FAS 144. The fair values of Loudeye’s reporting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units and their respective intangible assets were estimated using primarily a discounted cash flow method. As a result of this analysis, Loudeye determined that certain of the intangible assets in its digital media services and enterprise communication services reporting units were impaired as the cash flows did not support the carrying value of the assets. Accordingly, Loudeye recorded the impairment of these intangible assets as follows (in thousands):

	Enterprise	Digital Media
	Communication	Services	Total

Customer lists	$—	$743	$743
Acquired technology	268	426	694

	$268	$1,169	$1,437

      Amortization of intangible assets totaled approximately $787,000, $1.1 million, and $3.0 million for the years ending December 31, 2004, 2003 and 2002, respectively.

      At December 31, 2004, the net book value of intangible assets related to the OD2 acquisition totaled approximately $2.4 million amortized over their estimated useful lives of 5 years. At December 31, 2004, the net book value of intangible assets recorded in connection with the acquisition of Overpeer totaled approximately $1.2 million amortized over their estimated useful lives ranging from 3 to 7 years. Amortization expense related to these acquired intangible assets for the year ended December 31, 2004 was approximately $657,000. Based on identified acquired intangible assets recorded as of December 31, 2004, and assuming no subsequent impairment of the underlying assets, the related annual amortization expense is expected to be as follows (in thousands):

2005	$885
2006	885
2007	802
2008	761
2009	268
2010	45
2011	6

$3,652

10.	Accrued and Other Liabilities

      Other accrued expenses consisted of the following (in thousands):

	December 31,

	2004	2003

Accrued royalties	$2,407	$600
Accrued retailer commissions	553	—
Accrued legal and accounting fees	458	277
Accrued taxes	150	170
Accrued professional services	255	—
Accrued rent and utilities	108	—
Accrued bandwidth	197	—
Other accrued liabilities	838	108

	$4,966	$1,155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Accrued Acquisition Consideration

      Accrued acquisition consideration consisted of the following (in thousands):

	December 31,

	2004	2003

Accrued acquisition consideration	$13,877	$—
Accrued contingent consideration	2,047	—

	$15,924	$—

      In connection with the OD2 transaction described in Note 3, as of December 31, 2004 Loudeye was obligated to pay to former OD2 shareholders an additional £7.2 million (approximately $13.9 million based on exchange rates as of December 31, 2004), in deferred payments through November 30, 2005. In January 2005, Loudeye issued 4,667,608 shares of its common stock to former OD2 shareholders to satisfy the second deferred consideration payment obligation totaling approximately £4.0 million (approximately $7.7 million based on exchange rates as of December 31, 2004). Of the 4,667,608 shares issued, 693,402 are being held in escrow pursuant to the terms of the OD2 transaction. The remaining £3.7 million (approximately $7.1 million based on exchange rates as of December 31, 2004) deferred payment obligations were settled in March 2005 under the terms of the OD2 Acquisition Amendment Agreement as described in Note 3.

      In addition to the deferred payment obligations, Loudeye could have become obligated to pay to former OD2 shareholders contingent consideration of up to £10.0 million (approximately $19.3 million based on exchange rates as of December 31, 2004) if OD2 achieved certain financial performance targets during the period through November 30, 2006. As of December 31, 2004, Loudeye had accrued £1.1 million (approximately $2.1 million based on exchange rates as of December 31, 2004 and excluding escrow relating to the payment) with respect to the initial payment of contingent consideration for the period ended November 30, 2004, based on management’s determination that the contingency related to this payment obligation had been resolved beyond a reasonable doubt. In March 2005, Loudeye reached an agreement to satisfy the maximum potential amount of contingent consideration amount of £2.6 million for an aggregate of £3.1 million (approximately $5.0 based on exchange rates as of December 31, 2004), in cash, payable in two equal installments, the first in March 2005 and the second in July 2005. See discussion of the terms of the OD2 Acquisition Amendment Agreement in Note 3.

12.	Line of Credit

      In June 2003, Loudeye entered into a revolving credit facility (the “Revolver”) with a bank under which it could borrow up to $2.5 million based on a certain percentage of eligible accounts receivable. The Revolver was repaid in full and the credit facility was closed during 2004.

      During 2003 Loudeye issued a warrant to the lender to purchase 47,500 shares of its common stock at $0.89 per share. The warrant expires in June 2010. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 2.0%, contractual life of seven years and volatility of 136%. The fair value of the warrant was estimated to be $28,000 and was recorded in interest expense.

13.	Long-Term Debt and Capital Lease Obligations

Long-Term Debt

      On December 31, 2003, Loudeye entered into a Loan and Security Agreement (the “Term Loan”) with a bank under which it borrowed $3.0 million. The Term Loan also provided for up to $500,000 to collateralize standby letters of credit, which expired during 2004. Borrowings under the Term Loan are collateralized by substantially all of Loudeye’s assets and bear interest at the Prime Rate plus 1.25 percent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6.5% at December 31, 2004). Principal and interest payments are due in equal monthly installments, totaling $1.0 million in each of 2005 and 2006. In addition, the Term Loan restricts, among other things, Loudeye’s borrowings, dividend payments, stock repurchases, and sales or transfers of ownership or control, and contains certain other restrictive covenants that Loudeye to maintain a certain quick ratio and tangible net worth, as defined in the Term Loan. Loudeye was notified by Silicon Valley Bank on October 7, 2004 that the company was not in compliance with two restrictive financial covenants that require Loudeye to maintain a certain quick ratio and a minimum tangible net worth, each as defined in the loan agreement. Loudeye subsequently established a certificate of deposit in the amount of approximately $2.2 million, which was equal to the then outstanding loan balance. As a result, Loudeye was notified by Silicon Valley Bank on October 11, 2004 that the company had cured the default within the cure period. The restricted balance declines as Loudeye makes payments under the term loan agreement. As a result, restricted cash of $2.0 million is reflected on our December 31, 2004 balance sheet related to the certificate deposit held as collateral under this obligation.

      Loudeye also issued a warrant to the lender to purchase 25,000 shares of its common stock at $1.75 per share. The warrant expires in December 2010. The fair value of the warrant was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.81%, the contractual life of seven years and volatility of 137%. The fair value of the warrant was estimated to be $46,000 and will be recorded in interest expense ratably over the term of the loan.

Capital Lease Obligations

      Loudeye has financed the acquisition of certain equipment with capital lease arrangements. These leases are collateralized by the equipment as well as by standby letters of credit totaling approximately $305,000. The leases bear interest at rates ranging from 5.01% to 7.52% with outstanding balances totaling approximately $481,000 at December 31, 2003. At December 31, 2004, future minimum lease payments under capital lease obligations totaled $135,000, all of which is due in 2005.

      The carrying value of assets held under capital lease obligations at December 31, 2004 was approximately $167,000.

14.	Stockholders’ Equity

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

      Under the Company’s various stock option plans, the board of directors and its stock option committee may grant to employees, consultants, and directors both incentive and nonstatutory options to purchase the Company’s common stock. At December 31, 2004, the plans provided for options to purchase up to 15,604,704 of the Company’s common stock. One of the option plans provides for an automatic annual increase on the first day of each of the fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 equal to the lesser of 2.5 million shares or 5% of our outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as our Board determines. Option grants under the plans have terms of ten years and generally vest over three to four years.

      Option activity under the plans was as follows:

		Weighted Average

		Grant Date
	Number of	Fair Value	Exercise Price
	Shares	per Share	per Share

Outstanding, January 1, 2002	8,206,103		$1.51
Granted	4,422,225	$0.42	0.42
Exercised	(91,621)		0.28
Cancelled	(4,477,349)		1.41

Outstanding, December 31, 2002	8,059,358		0.98
Granted at below fair value	473,300	$1.12	0.29
Granted at fair value	4,867,490	$0.52	0.52
Exercised	(1,998,452)		0.80
Cancelled	(4,717,989)		0.96

Outstanding, December 31, 2003	6,683,707		0.67
Granted at below fair value	168,048	$1.97	0.29
Granted at fair value	11,172,700	$1.27	1.51
Exercised	(1,465,505)		0.63
Cancelled	(2,774,801)		1.66

Outstanding, December 31, 2004	13,784,149 (1)		$1.15

      The following information is provided for options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average
					Weighted
		Exercise	Remaining		Average
	Number of	Price per	Contractual	Number of	Exercise
Range of Exercise Prices	Shares	Share	Life (in Years)	Shares	Price

$0.26 - $0.36	3,635,432	$0.29	8.21	2,976,846	$0.28
$0.39 - $1.07	4,703,844	$0.99	8.71	198,757	$0.66
$1.08 - $2.00	4,227,123	$1.74	8.56	314,898	$1.71
$2.07 - $3.00	1,217,750	$2.35	8.73	385,556	$2.48

December 31, 2004	13,784,149 (1)	$1.15	8.53	3,876,057	$0.64

December 31, 2003	6,683,707	$0.67	8.99	3,085,362	$0.72

December 31, 2002	8,059,358	$0.98	8.83	2,808,823	$1.56

(1)	An aggregate of 2,202,291 shares of common stock are issuable upon the exercise of stock options held by former OD2 shareholders. These stock options were initially issued under the On Demand Distribution Limited Employee Share Option Plan and were assumed by Loudeye as part of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of OD2. All of the options are immediately exercisable at an exercise price of $0.001 per share. The option grants have terms of ten years from the date of original grant.

2000 Employee Stock Purchase Plan

      In December 1999, the board approved the creation of the 2000 Employee Stock Purchase Plan (ESPP). A total of 200,000 shares of our common stock were reserved for issuance under the ESPP, with the number of shares reserved for issuance under the ESPP subject to an automatic annual increase on the first day of each of the fiscal years beginning in 2001, 2002, 2003, 2004 and 2005 equal to the lesser of 300,000 shares or 0.75% of our outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as the board determines. At December 31, 2004, the total number of shares reserved for issuance was 1,375,175, and a total of 427,120 shares have been issued under the ESPP. On January 27, 2005, our board of directors terminated the ESPP. As a result, the 948,055 shares previously reserved for issuance under the ESPP will revert to our authorized but unissued capital stock.

Warrants

      At December 31, 2004, there were 6,131,606 shares of common stock issuable upon the exercise of outstanding warrants, with exercise prices ranging from $1.75 to $9.55 and a weighted average exercise price of $2.19 per share. Of these outstanding warrants, warrants to purchase 5,040,002 shares of our common stock were issued on December 23, 2004, in connection with our private placement transaction to 14 accredited investors. These warrants have an exercise price of $2.25 per share and are not exercisable until six months after the date of issuance and are then exercisable until the fifth anniversary of the date of issuance.

Shares Reserved for Future Issuance

      The following shares of common stock have been reserved for future issuance as of December 31, 2004:

Loudeye stock option plans	13,784,149
OD2 options assumed	2,202,291
2000 employee stock purchase plan	948,055
Common stock warrants	6,131,606

23,066,101

15.	Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Loudeye has placed a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the ultimate realization of such assets. The valuation allowance increased by approximately $5.6 million in 2004, $5.5 million in 2003 and $29.1 million in 2002. The increase in the valuation allowance in 2004 and 2003 differs from the expected income tax benefit computed by applying the U.S. federal statutory rate of 34% to net loss before income taxes due primarily to adjustments related to goodwill, stock-based compensation, and changes in the valuation allowance.

      At December 31, 2004, Loudeye had U.S. net operating loss carryforwards of approximately $210.0 million and foreign net operating loss carryforwards of approximately $5.0 million which will begin to expire in 2018 through 2024. Certain of Loudeye’s net operating loss carryforwards were acquired in business combinations. If these acquired net operating loss carryforwards become recoverable in the future, they will be used to first reduce to zero any goodwill, and then reduce to zero any other non-current intangible assets associated with the business combinations, and then any remaining net operating loss carryforwards recovered will be recognized as a reduction in income tax expense. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilized if certain changes in the Company’s ownership occur. Loudeye has experienced such ownership changes as a result of its various stock offerings, and the utilization of the carryforwards could be limited such that a portion for the net operating losses may never be utilizable.

      At December 31, 2004, Loudeye had research and experimentation credit carryforwards of approximately $160,000, which will expire beginning in 2024.

      Approximately $2.7 million of net operating loss carryforwards and a portion of the valuation allowance at December 31, 2004 resulted from deductions associated with the exercise of non-qualified employee stock options, the realization of which could result in a credit to stockholders’ equity.

      The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
U.S. net operating loss carryforwards	$73,452	$67,732
Foreign net operating loss carryforwards	1,588	—
Basis difference in depreciable assets	3,639	4,819
Accrued special charges	141	585
Stock options and warrants	421	477
Other	622	609

Total deferred tax assets	79,863	74,222
Valuation allowance	(79,863)	(74,222)

Total	$—	$—

16.	Net Loss Per Share

      Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is antidilutive, which is the case for all periods presented. Loudeye has excluded the following numbers of shares using this method (in thousands):

	Years Ended December 31,

	2004	2003	2002

Options outstanding under Loudeye stock option plans	13,784	6,684	8,059
OD2 options assumed	2,202	—	—
Warrants outstanding	6,132	1,028	263

Shares excluded	22,118	7,712	8,322

      Loudeye had 1,207 shares outstanding that had been issued through stock option exercises but which were subject to repurchase at December 31, 2002, with weighted average purchase price of $0.17. There were no shares subject to repurchase at December 31, 2004 or 2003. The impact of these unvested shares has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted earnings per share and basic and diluted pro forma earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	Years Ended December 31,

	2004	2003	2002

Weighted average shares outstanding	73,845	49,798	41,416
Weighting of shares subject to repurchase	—	(1)	(23)

Weighted average shares used to calculate basic and diluted earnings per share	73,845	49,797	41,393

17.	Defined Contribution Plan

      Loudeye maintains a defined contribution retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to a portion of their annual compensation on a pretax basis, subject to maximum limits on contributions. Contributions by Loudeye are at the discretion of the Board of Directors. No discretionary contributions have been made by Loudeye to date.

      Loudeye’s wholly owned subsidiary, OD2, maintains a defined contribution UK pension plan which provides for individual accounts which are for the benefit of directors and certain employees. The assets of the individual accounts are administered by trustees in funds independent from those of OD2 or Loudeye. OD2 pension plan contributions from date of acquisition (June 22, 2004) through December 31, 2004 were approximately $112,000.

18.	Commitments and Contingencies

Operating Leases

      Loudeye leases its facilities under non-cancelable operating leases with various expiration dates through September 2015.

      Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004 are as follows (in thousands):

Operating
Leases

2005	$1,779
2006	464
2007	253
2008	196
2009	202
Thereafter	1,305

$4,199

      Rent expense under operating leases totaled approximately $1.0 million, $1.6 million and $2.0 million during 2004, 2003 and 2002, respectively. In addition, Loudeye paid approximately $1.6 million in 2002 for operating leases that had been accrued as special charges in the prior year, related to unoccupied facilities.

      In December 2004, Loudeye established a certificate of deposit with Silicon Valley Bank in the amount of $175,000 to collateralize a standby letter of credit required by a facility lease for Loudeye’s subsidiary, Overpeer. As a result, we have reflected this certificate of deposit in restricted cash in the accompanying consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Royalty Obligations

      Loudeye has entered into various agreements that allow for incorporation of licensed or copyrighted material into its services. Under these agreements, Loudeye is required to make royalty payments to the music companies and other various rights holders. Some of these agreements require quarterly or annual minimum payments which are not recoupable based upon actual usage. Other royalty agreements require royalty payments based upon a percentage of revenue received from the licensed service. Royalty costs incurred under these agreements are recognized over the periods that the related revenue are recognized and are included in cost of revenue. These amounts totaled approximately $3.0 million, $628,000, and $551,000 for the years ended December 31, 2004, 2003 and 2002.

Legal Proceedings

      On September 10, 2004, Loudeye was served in a patent infringement lawsuit brought by Altnet, Inc., and others against Loudeye, its Overpeer subsidiary, Marc Morgenstern, one of Loudeye’ executive officers, the Recording Industry Association of America and others. The complaint, filed in federal district court in Los Angeles, California, involves two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy solutions offered by Loudeye’s Overpeer subsidiary infringe the patents in question. The complaint does not state a specific damage amount. On November 17, 2004, the court dismissed the complaint against Mr. Morgenstern with prejudice and dismissed the complaint against Loudeye and Overpeer. The plaintiffs filed an amended complaint on November 24, 2004 against Loudeye, Overpeer and other entity defendants. Loudeye and Overpeer filed motions to dismiss this amended complaint which the court denied on January 21, 2005. Loudeye intends to file a motion for summary judgment and to otherwise defend itself vigorously against the allegations contained in the amended complaint. Discovery in this matter commenced in January 2005. At present, Loudeye cannot assess the probability of an unfavorable outcome or the magnitude of any such outcome.

      In February 2003, Loudeye entered into an agreement with Regent Pacific Management Corporation pursuant to which Regent Pacific would provide management services. The agreement was for a term of 26 weeks, with an option to renegotiate certain terms of the agreement after 13 weeks, and was terminable by either party under certain circumstances. Under the agreement, Loudeye paid certain cash fees to Regent Pacific. In addition, Regent Pacific was to receive stock options to purchase up to 4,000,000 shares of Loudeye common stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. In March 2003, Regent Pacific resigned from the engagement. In July 2003, Regent Pacific filed suit against Loudeye in the Superior Court of California in San Francisco County for breach of the agreement. In this complaint, Regent Pacific is seeking unspecified damages and specific performance of the alleged obligation to grant the stock options due to them under the contract. Loudeye answered the complaint in September 2003 denying all allegations and asserting counterclaims. In March 2004, the court granted Loudeye’s motion to transfer the case to the United States District Court for the Western District of Washington. Discovery in this case is ongoing, with depositions scheduled for April and May 2005. Loudeye intends to defend vigorously this action and to pursue vigorously its counterclaims. Loudeye does not consider the likelihood of loss to be probable and the amount of loss, if any, is not estimable at this time.

      Between January 11 and December 6, 2001, class action complaints were filed in the United States District Court for the Southern District of New York. These actions were filed against 310 issuers (including us), 55 underwriters and numerous individuals including certain of our former officers and directors. The various complaints were filed purportedly on behalf of a class of persons who purchased our common stock during the time period between March 15 and December 6, 2000. The complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on allegations that our underwriters received undisclosed compensation in connection with our initial public

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offering and that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for our common stock in the aftermarket. These actions were consolidated for pre-trial purposes. No specific amount of damages has been claimed. We and the individual defendants have demanded to be indemnified by underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently all claims against the former officers have been withdrawn without prejudice. The Court suggested that the parties select six test cases to determine class-action eligibility. We are not a party to any of the test cases.

      In March 2005, a proposed settlement initially structured in June 2003 among plaintiffs, issuer defendants, issuer officers and directors named as defendants, and issuers’ insurance companies, was approved by the Court. This proposed settlement provides, among other matters, that:

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

The final settlement terms as approved by the Court differ from the initial settlement proposal in that the settlement does not bar the defendant underwriters from bringing contractual indemnity claims against the issuer defendants, including Loudeye. Our board of directors approved the proposed settlement in August 2003 and is considering whether to approve the final settlement terms in March 2005. Management does not anticipate that we will be required to pay any amounts under this settlement; however, we can give no assurance that the underwriter defendants will not bring a claim for indemnification against us under the terms of the underwriting agreement relating to our initial public offering.

      Loudeye is involved from time to time in various other claims and lawsuits incidental to the ordinary course of our operations, including contract and lease disputes and complaints alleging employment discrimination. Loudeye believes that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon Loudeye’s business or financial condition, cash flows, or results of operations.

19.	Business Segment Information

      FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Loudeye operates in two business segments, digital media services and media restoration services, for which Loudeye generates revenue from its customers. Loudeye’s chief operating decision maker is considered to be its Chief Executive Officer and staff, or Senior Leadership Team (SLT). Members of the SLT review financial information presented on both a consolidated basis and on a business segment basis, accompanied by disaggregated information about services for purposes of making decisions and assessing financial performance. For 2004 and 2003, the SLT reviewed discrete financial information regarding profitability of Loudeye’s digital media services and media restoration services, and therefore Loudeye reports these as operating segments as defined by FAS No. 131.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2004, the majority of Loudeye’s revenue was derived from customers in the U.S. Loudeye’s international sales are principally in Europe and are attributable to Loudeye’s acquisition of OD2 in June 2004. The following table provides information about revenue by geographic region (in thousands):

	Years Ended December 31,

Revenues by Geographic Areas	2004	2003	2002

United States	$11,300	$11,948	$12,681
Other countries	5,521	—	—

Total revenue	$16,821	$11,948	$12,681

      Long-lived assets are comprised of property and equipment and intangible assets, net of related accumulated depreciation and amortization. The following table presents information about Loudeye’s long-lived assets by geographic location (in thousands):

	at December 31,

Long-lived Assets	2004	2003

United States	$5,618	$1,209
United Kingdom	3,723	—
Other countries	20	—

Total long-lived assets	$9,361	$1,209

      Loudeye’s segments are defined as follows:

      Digital Media Services Segment. Loudeye currently has three primary service offerings in its Digital Media Services segment: Core Services, Content Protection Services and Music Store Services. Loudeye’s business model provides for a blend of higher margin revenue, generated by each of its service lines, and lower margin, yet highly scalable revenue generated by the e-commerce and subscription services of our Music Store Services. A more detailed description of each of Loudeye’s major service lines follows.

•	Core Services. Core Services include a suite of digital media services provided to both content owners and retailers. We generate the majority of our revenue in this area from fees for encoding and fulfillment services in connection with EMI and other independent label catalogs, and from our leading samples service. Within Core Services, Loudeye provides a variety of back-end services to most of the digital music services that have launched in the last few years.

•	Content Protection Services. Content Protection Services include Loudeye’s anti-piracy services provided to content owners to protect against the unauthorized distribution of content on peer-to-peer networks. Loudeye’s Content Protection Services provide a comprehensive solution to combat the proliferation of peer-to-peer networks on a global basis.

•	Music Store Services. Music Store Services include our end-to-end digital music store solution provided on a “white-labeled” basis to retailers and brands throughout the world. As a business-to-business provider, our services enable brands of all types, including retailers and e-tailers, portals, ISPs, and mobile operators, to outsource all, or part of their digital media retailing activities. By leveraging our proprietary technology and infrastructure, we provide our customers with a highly scalable consumer-facing digital media commerce and delivery solution. Our services include hosting, publishing and managing digital media content, and delivering such content to end consumers on behalf of our customers. Our services support private label user interfaces and customized templates, and can readily function across both internet and mobile delivery protocols. Our services are designed to have the look, feel and branding of the retailer’s existing commerce platform, and support integration to a customer’s website, wireless applications, inventory, account management, and commerce and billing systems. Additionally, our Music Store Services provide

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

digital rights management and licensing; usage reporting; digital content royalty settlement; customer support and publishing related services. Our services provide for the delivery of digital content in various forms, such as full-song download or streaming, and rich media ring tunes, for both internet and wireless based applications.. We offer varied consumption and commerce alternatives for our customers, including both subscription based services and usage based commerce models. Our end-to-end solution provides fully-integrated payment functionality supporting multiple end consumer payment alternatives; and support for multiple languages, offering multinational customers a worldwide solution.

As part of our end-to-end music store solutions, we have secured licenses and cultivated relationships with the four major recorded music companies and hundreds of independent record labels around the globe. Our rights portfolio currently available for inclusion in our music store solution encompasses licenses in over 20 countries and more than 1.3 million individual tracks available for sale by our customers’ to end consumers.

      Media Restoration Services Segment. In January 2004, we transferred substantially all of the assets of our media restoration services subsidiary, VidiPax, Inc., or VidiPax, to a company controlled by VidiPax’s general manager. In May 2004, we completed the sale of this media restoration services business. While we will have ongoing rights to co-market and resell media restoration services for two years after the sale, media restoration services did not represent a significant portion of our revenue in 2004 and we anticipate media restoration services will represent an insignificant portion of our revenue in the future. Revenue from external customers by segment are as follows (in thousands):

	Years Ended December 31,

Revenues:	2004	2003	2002

Digital media services
Digital media store services	$5,932	$171	$—
Encoding services	3,829	2,377	1,477
Content protection services	2,788	—	—
Samples services	1,589	1,685	2,027
Internet radio and hosting services	1,064	2,065	1,053
Webcasting	1,322	3,767	4,971

	16,524	10,065	9,528
Media restoration services	297	1,883	3,153

Total revenue	$16,821	$11,948	$12,681

	Years Ended December 31,

Depreciation and amortization	2004	2003	2002

Digital media services	$2,919	$2,126	$6,884
Media restoration services	—	252	339

Total depreciation and amortization	$2,919	$2,378	$7,223

	Years Ended December 31,

Interest income	2004	2003	2002

Digital media services	$377	$346	$1,147
Media restoration services	—	1	2

Total interest income	$377	$347	$1,149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

Interest expense	2004	2003	2002

Digital media services	$201	$286	$631
Media restoration services	—	—	—

Total interest expense	$201	$286	$631

	Years Ended December 31,

Net income (loss)	2004	2003	2002

Digital media services	$(16,502)	$(17,635)	$(30,615)
Media restoration services	105	(1,539)	(547)

Net loss	$(16,397)	$(19,174)	$(31,162)

      Assets by segment are as follows (in thousands):

	At December 31,

Total assets	2004	2003

Digital media services	$103,708	$25,829
Media restoration services	—	1,215

Total assets	$103,708	$27,044

20.	Quarterly Information

	Three-Month Periods Ended

	Dec. 31,	Sep. 30,	June 30,	March 31,	Dec. 31,	Sep. 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003(3)

	(In thousands, except per share amounts, unaudited)
Condensed Consolidated Statement of Operations Data
REVENUE	$6,619	$5,080	$3,131	$1,991	$2,924	$2,811	$2,903	$3,310
COST OF REVENUE(1)(4)(5)	4,939	3,763	1,900	1,461	1,246	1,483	1,809	3,538

GROSS PROFIT (LOSS)	1,680	1,317	1,231	530	1,678	1,328	1,094	(228)
OPERATING EXPENSES:
Sales and marketing(1)	1,507	1,478	836	635	418	486	835	1,547
Research and development(1)	1,349	1,325	753	590	320	399	392	577
General and administrative(1)	3,333	3,798	2,232	1,960	1,671	1,614	1,740	3,631
Amortization of intangibles(4)	42	42	45	105	329	236	133	133
Stock-based compensation(1)	120	21	43	122	346	723	191	38
Special charges — other(3)(5)	12	350	—	(50)	262	—	—	6,958

Total operating expenses	6,363	7,014	3,909	3,362	3,346	3,458	3,291	12,884

LOSS FROM OPERATIONS	(4,683)	(5,697)	(2,678)	(2,832)	(1,668)	(2,130)	(2,197)	(13,112)
Interest income	52	139	107	79	86	75	101	85
Interest expense	(25)	(46)	(59)	(71)	(105)	(83)	(48)	(50)
Gain (loss) on sale of media restoration assets	43	273	(160)	—	—	—	—	—
Increase in fair value of common stock warrants	—	—	—	—	(26)	(222)	—	—
Other income (expense), net	(1,025)	—	183	3	—	20	82	18

NET LOSS	$(5,638)	$(5,331)	$(2,607)	$(2,821)	$(1,713)	$(2,340)	$(2,062)	$(13,059)

EARNINGS PER SHARE — BASIC AND DILUTED(2)	$(0.07)	$(0.07)	$(0.04)	$(0.04)	$(0.03)	$(0.05)	$(0.04)	$(0.28)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Stock-based compensation, consisting of amortization of deferred stock-based compensation and the fair value of options issued to non-employees for services rendered, is allocated as follows:

	Dec. 31,	Sep. 30,	June 30,	March 31,	Dec. 31,	Sep. 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003

Cost of revenue	$35	$44	$19	$19	$17	$37	$4	$4
Sales and marketing	111	(5)	18	32	9	26	6	6
Research and development	13	19	24	27	26	27	2	2
General and administrative	(4)	7	1	63	310	671	183	30

(2)	Loss per share is computed independently for each of the periods presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total amount for the year.

(3)	Loudeye revised its classification of $878,000 relating to service fees paid to Regent Pacific Management Corporation during the quarter ended March 31, 2003 from special charges — other to general and administrative expense in the current presentation as Loudeye determined that these expenses were more appropriately classified as general and administrative.

(4)	Loudeye revised its classification of amortization of acquired technology and capitalized software costs from operating expenses — amortization of intangibles to cost of revenue in all quarterly periods presented as Loudeye determined that these expenses were more appropriately classified as cost of revenue.

(5)	Loudeye revised its classification of impairment charges related to acquired technology and capitalized software costs from operating expenses — special charges — other to cost of revenue in all quarterly periods presented as Loudeye determined that these charges were more appropriately classified as cost of revenue.

21.	Subsequent Events

      During February 2005, Loudeye entered into a twelve month agreement in the ordinary course of business with an internet service provider (ISP) in Europe, under which it will provide the ISP’s customers with promotional credits that may be redeemed for a range of digital media download services through February 2006. Loudeye will receive a fixed fee of €1.8 million (approximately $2.6 million based on December 31, 2004 exchange rates) under the agreement. Depending upon the volume of digital downloads provided to the ISP’s customers during the term of the agreement, Loudeye may experience gross margins associated with the agreement ranging from a profit of €1.8 million to a loss of €715,000 (approximately $975,000 based on December 31, 2004 exchange rates). If the number of credits redeemed during the twelve month term of the agreement does not reach certain minimum levels, the term may be extended for an additional twelve months. In addition, Loudeye expects to defer revenue under this agreement until the volume of digital downloads is reasonably determinable, which could result in deferral of all revenue under the agreement until February 2007. Further, as the transaction is denominated in Euros, if Loudeye does not hedge the arrangement, Loudeye could be subject to foreign currency gains or losses. As of the date of this filing, no losses had been incurred or estimated under this agreement.

OD2

Payments Subsequent to December 31, 2004 and March 2005 Restructuring of Future OD2 Payment Obligations

      From a financial accounting perspective, Loudeye issued 3,974,206 shares of its common stock in January 2005 to former OD2 shareholders to satisfy the second deferred consideration payment obligations totaling £4.0 million (approximately $7.7 million based on exchange rates as of December 31, 2004). On a non-GAAP basis, Loudeye issued a total of 4,667,608 shares our common stock in January 2005, which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

includes 693,402 shares held in escrow. These payments included satisfaction of the second promissory note installments discussed further above in Note 3.

      On February 25, 2005, Loudeye completed a restructuring of its remaining deferred and contingent payment obligations as follows:

•	In March 2005, from a financial accounting perspective Loudeye issued 3,026,405 shares (valued at approximately £3.2 million or $6.2 million based on December 31, 2004 closing share price and exchange rates) in full satisfaction of the remaining deferred consideration obligations of approximately £3.2 million (or approximately $6.2 million based on December 31, 2004 exchange rates). This share issuance will also satisfies the remaining installment payments on the promissory notes discussed above in Note 3. This amount excludes 528,014 shares issued but held in escrow.

•	From a financial accounting perspective, Loudeye will pay £2.6 million (or approximately $5.0 million based on December 31, 2004 exchange rates) in cash in full satisfaction of the maximum potential contingent payment obligations of up to £10.0 million (or approximately $19.3 million based on December 31, 2004 exchange rates). The first of these payments was made in March 2005 and the second payment will be made in July 2005. This amount excludes £465,000 (approximately $896,000 based on December 31, 2004 exchange rates) to be held in escrow.

      This restructuring was agreed to by all of the former OD2 shareholders entitled to receive additional deferred and contingent payment consideration and it satisfies in full those obligations.

Nasdaq Listing Compliance

      Effective January 31, 2005, Michael A. Brochu became president and chief executive officer of Loudeye. Mr. Brochu remains on Loudeye’s board of directors; however, as a result of his change of status to an employee, he is no longer considered an independent director for purposes of applicable listing standards of The Nasdaq Stock Market. As a result, Mr. Brochu is no longer a member of any committees of Loudeye’s board of directors, including its audit committee. On February 2, 2005, Loudeye received a notice from The Nasdaq Stock Market that it no longer complies with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Marketplace Rule 4350, which includes that the Loudeye’s board must consist of a majority of independent directors and Loudeye must have at least three independent directors on its audit committee. Consistent with Marketplace Rules 4350(c)(1) and 4350(d)(4), Loudeye has a cure period until the earlier of our next annual meeting of stockholders or January 31, 2006, in order to regain compliance. In the event Loudeye does not regain compliance within this period, the Nasdaq Stock Market has informed Loudeye that the Staff of the Nasdaq Stock Market will provide it with a written notification that Loudeye’s shares will be delisted and, at that time, Loudeye may appeal such determination to delist to a Nasdaq Listings Qualifications Panel. Loudeye is currently conducting a search process to identify a qualified individual to join its board of directors and certain committees of its board of directors, including its audit committee, in order to regain compliance with these requirements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Arthur Andersen LLP

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

      On June 6, 2002, based on the recommendation of the audit committee, the Board of Directors appointed PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2002.

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

      Other than the two material weaknesses discussed below, during the period from June 6, 2002, the date PwC was engaged as Loudeye’s independent registered public accounting firm, through August 31, 2004, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

      Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2004, described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Overview

      Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

      (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Loudeye’s assets;

      (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Loudeye’s receipts and expenditures are being made only in accordance with authorizations of Loudeye’s directors and management; and

      (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Loudeye’s assets that could have a material effect on the financial statements.

      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for Loudeye.

      Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of Loudeye’s internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of the end of the most recent fiscal year. Moss Adams LLP has issued an attestation report on management’s assessment of Loudeye’s internal control over financial reporting which appears in this annual report in Item 8 “Financial Statements.”

      For the year ended December 31, 2004, management’s assessment of our internal control over financial reporting has been limited to our operations excluding Overpeer and OD2 since we are permitted to exclude subsidiaries which we acquired during fiscal year 2004 from our internal control assessment at that date pursuant to the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Commission contained in the release captioned Frequently Asked Questions (revised October 6, 2004) regarding Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports. Overpeer and OD2 represented 12% of

Loudeye’s total consolidated assets as of December 31, 2004, and 49% of total consolidated revenue for the year ended December 31, 2004.

Terms Used in Discussing Internal Control over Financial Reporting

      There are a number of accounting terms that are used by companies, their independent registered public accounting firms and regulators to describe the effectiveness of a company’s internal control over financial reporting. To facilitate a reader’s understanding of our disclosures, we have included definitions of several of the key terms below as defined under standards established by the Public Company Accounting Oversight Board or “PCAOB”:

•	The term “material weakness” is defined by the PCAOB as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in a future period.

•	The PCAOB defines a “significant deficiency” as a control deficiency or combination of control deficiencies that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more-than-remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Summary of Actions Relating to Review and Assessment of Loudeye’s Internal Control over Financial Reporting

      Set forth below is a summary of actions that we have taken and that we plan to take with respect to our review and assessment of our internal control over financial reporting.

•	Risk assessment and planning. In May and June 2004, we performed a risk assessment to guide our overall internal control review process to focus on critical areas. We continued the risk assessment and planning procedures into 2005 as part of our integration of our expanded finance and accounting team. We anticipate conducting similar risk assessment and planning procedures at our Overpeer and OD2 subsidiaries beginning in March 2005 with a target completion date of May 2005.

•	Review and supplementation of existing documentation of internal control over financial reporting. In June and July 2004, we conducted an initial review of our significant financial accounting processes to identify existing controls and procedures and, together with our outside consultants, in July 2004 we began the process of documenting these controls and procedures. We had not completed documenting all of our controls and procedures at the process, transaction and application level as of December 31, 2004. Documentation continued in 2005 and we completed documentation of our revised controls and procedures in February 2005 for our operations excluding Overpeer and OD2. We anticipate beginning the documentation phase at our Overpeer and OD2 subsidiaries in March 2005 with a target completion date of June 2005.

•	Review of financially significant general computing controls. Beginning in November 2004, we engaged outside consultants to assist us with our review and risk assessment of internal control over financial reporting relating to our financially significant general computer controls. Through March 2005, we defined several objectives with respect to our review of financially significant general computer controls, including:

•	Identification of computer control activities, which are the policies and procedures we implement such as approvals, authorizations, verifications, reconciliations and security of assets;

•	Review, revision and supplementation of control information generated by our computer systems that is used in identifying and capturing data; and

•	Developing process documentation, such as policy manuals, accounting memoranda and flowcharts.

We completed our review in March 2005 for our operations excluding Overpeer and OD2. We began review of financially significant computer controls at our Overpeer and OD2 subsidiaries in February 2005, and we have established a target completion date for this review of June 2005.

•	Remediation of control deficiencies (including significant deficiencies and material weaknesses). As discussed further below, we have identified material weaknesses in our internal control over financial reporting as of December 31, 2004. We intend to take a proactive approach to remediate these weaknesses. Our remediation efforts with respect to each if the material weaknesses that we have identified are discussed below.

•	Internal test plan development and testing. We had not developed an internal test plan as of December 31, 2004. During the first quarter 2005 we developed an internal test plan and together with our outside consultants performed tests of our internal control over financial reporting as of December 31, 2004 for our operations excluding Overpeer and OD2. However, because our remediation efforts of the material weaknesses we identified prior to December 31, 2004 were not complete as of the December 31, 2004 measurement date, management has concluded that it was not able to demonstrate through testing that our internal control over financial reporting was effective as of December 31, 2004. We anticipate that we will begin our testing of our internal control over financial reporting with respect to fiscal 2005 in April 2005. We may conclude following our testing that there are further significant deficiencies or material weaknesses in the design or operating effectiveness of our internal control over financial reporting.

•	External testing. Following the completion of our 2004 internal testing, Moss Adams performed its own testing of our internal controls in order to complete the review required by Section 404 of the Sarbanes-Oxley Act of 2002. Moss Adams LLP has issued an attestation report on management’s assessment of Loudeye’s internal control over financial reporting which appears in this annual report in Item 8 “Financial Statements and Supplementary Data.”

•	Development of a monitoring plan. In March 2005, we began developing an ongoing monitoring system to facilitate continuous monitoring of our internal control over financial reporting. We anticipate that this plan will include the regular and periodic refreshing of documentation, reassessment of controls and their effectiveness, reporting of any significant changes or control deficiencies, corrective action and testing as necessary and regular management updates.

     Material Weaknesses Identified Prior to December 31, 2004

      As discussed above in this annual report under Item 9 “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure — Change in Accountants,” we identified two material weaknesses in our quarterly report on Form 10-Q for the quarter ended June 30, 2004. In management’s opinion, our assessment in August 2004 that we had the above-referenced material weaknesses in our internal controls over financial reporting resulted from the following circumstances. In March 2004, we hired a new executive vice president and chief financial officer. In May 2004, based on an evaluation of our existing accounting and finance resources, management developed a plan to restructure our accounting and financial reporting functions. This plan included both the addition of new personnel and the replacement of certain personnel. In July 2004, after details of the restructuring plan became known to our accounting and finance staff and following consummation of our acquisition of OD2, four of the five members of our accounting and finance departments announced their intention to leave. These included our senior vice president of finance, our financial reporting specialist, our assistant controller, and our accounts payable and payroll benefits manager. Our financial reporting specialist terminated his employment in July 2004. Although the other three individuals agreed to remain with Loudeye on an interim basis, the limited personnel within our accounting and finance departments during the period that we were preparing our financial statements for the second quarter of 2004 and their relative lack of experience and expertise in accounting for significant non-routine transactions, such as our acquisition of OD2, resulted in our inability to properly account for our acquisition of OD2 in the initial closing financial statements that were reviewed by PwC. In particular, our accounting and finance staff initially made the closing entries described below relating to our acquisition of OD2 in the accounts that were reviewed by PwC, which entries were ultimately adjusted prior to filing our quarterly report on Form 10-Q for the period ended June 30, 2004. These entries and adjustments consisted of the following:

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

      Each of the above-referenced adjustments to our second quarter financial statements was made prior to the filing of our quarterly report on Form 10-Q for the period ended June 30, 2004, which we filed with the SEC on August 31, 2004, and each such adjustment is reflected in the financial statements included in such Form 10-Q. The material weaknesses described above resulted in deficiencies in the processes, procedures and competencies within our accounting and financial reporting functions which contributed to post-closing adjustments and delays in the completion and filing of our quarterly report on Form 10-Q for the period ended June 30, 2004. We delayed the filing of our quarterly report on Form 10-Q for the period ended June 30, 2004 to resolve the accounting issues relating to the OD2 acquisition and to ensure that our second quarter financial statements properly accounted for the transaction.

     Management’s Assessment

      Management has determined that, as of the December 31, 2004 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were eight material weaknesses in Loudeye’s internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of December 31, 2004, management has concluded that our internal control over financial reporting was not effective as of December 31, 2004. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. Moss Adams LLP has issued an attestation report concurring with management’s assessment of Loudeye’s internal control over financial reporting which appears in this annual report in Item 8 “Financial Statements.”

      We first reported material weaknesses in our internal control over financial reporting in August 2004. We have included in the disclosure below all material weaknesses we have identified to date.

      Management and our audit committee have assigned a high priority to the short- and long-term improvement of our internal control over financial reporting.

      We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses and when we expect to have the material weaknesses remediated.

      Deficiencies pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions. As described above, we first identified this material weakness in August 2004. During 2004 we experienced complete turnover of the personnel in our finance and accounting department. The lack of appropriately skilled personnel could result in material mistatements to financial statements not being detected in a timely manner.

•	Remediation. During the fourth quarter of 2004, we filled four of five (two with temporary personnel) then existing positions within our accounting and finance department and created and filled three new positions in our accounting and finance departments. As a result, our accounting and finance staff consists of significantly more personnel with more accounting experience than was the case during the second and third quarters of 2004. However, as all planned personnel were not hired as of December 31, 2004, our remediation efforts were not complete as of the December 31, 2004 measurement date.

During the first quarter of 2005, we hired two permanent employees to replace the temporary personnel and filled the fifth existing position.

Although our Overpeer and OD2 subsidiaries were outside the scope of our assessment of our internal control over financial reporting as of December 31, 2004, we have already identified a potential need to hire additional qualified personnel for our finance and accounting function at OD2.

•	Timing. With the completion of our hiring efforts during the first quarter of 2005, we believe as of the date of this report that we have remediated this material weakness.

      Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel. As described above, we first identified this material weakness in August 2004. Due primarily to the lack of human resources in our accounting and finance department during most of 2004, we noted deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department relating to the following matters:

•	All journal entries.

•	Periodic reconciliations of sub ledgers, balance sheet and income statement accounts.

•	Payroll and employee benefit related processing and accounting.

•	Royalty related tracking, reporting and accounting.

•	Processes related to the invoicing of customers and the processing of credits to customers.

•	Processes related to the purchasing of and the payment for goods and services received.

•	Accrual of expenses.

•	Documents supporting the monthly, quarterly and annual consolidation and general ledger closing process.

•	Periodic financial reporting.

      As a result, Loudeye does not have sufficient internal control over financial reporting to ensure underlying transactions are being appropriately and timely accounted for, which could lead to material misstatements in the financial statements not being detected in a timely manner.

•	Remediation. In the fourth quarter 2004, we began to implement new controls and procedures designed to ensure proper oversight of work performed by employees in our accounting and finance functions. As of December 31, 2004, these efforts were not complete or sufficiently integrated into our existing control environment.

In the first quarter 2005, our remediation efforts have continued, aided by the additional staff we have hired within our accounting and finance department. For example, we have established new reconciliation, review and documentation requirements for finance and accounting employees to ensure that:

•	Journal entries, including the appropriate supporting documentation, are reviewed, approved and documented prior to being posted to the general ledger.

•	Sub ledgers, balance sheet and income statement accounts are periodically reconciled, including the clearing of any reconciling items, and reviewed and approved in a timely manner.

•	Payroll and employee benefit calculations, payments and related journal entries are reviewed, approved and documented prior to posting in the general ledger.

•	Royalty related tracking, reporting and accounting is reviewed, approved and documented in a timely manner.

•	System generated reports, invoicing support, and credit requests are reviewed, approved and documented prior to posting to the general ledger.

•	Invoices received for goods and services are properly approved and invoice coding is reviewed, approved and documented prior to posting to the general ledger.

•	Open purchase orders are periodically reviewed, investigated as necessary and documented. Support and the basis for accruals of amounts in the general ledger is reviewed, approved and documented prior to posting to the general ledger.

•	Documents supporting the monthly, quarterly and annual consolidation and general ledger closing process are reviewed, approved and documented as part of the periodic closing process. Income statement and balance sheet accounts are reviewed approved and documented monthly using actual to budget and/ or actual to prior period actual comparisons.

•	Supporting working papers and documentation for financial data included in all financial reports are reviewed, approved and documented. Final signed copies of SEC filings are retained.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the second and third quarters of 2005.

      Deficiencies pertaining to the lack of controls or ineffectively designed controls. We noted that there are an insufficient number of effectively designed controls or there are ineffectively designed controls to ensure that:

•	All revenue transactions occurred, are accurately calculated in accordance with the terms of the applicable contract, are processed properly and are accurately reflected in the proper period in the general ledger.

•	All royalty transactions occurred, are accurately calculated in accordance with the terms of the applicable contract, are processed properly and are accurately reflected in the proper period in the general ledger.

•	All revenue transactions are properly authorized before entry into the general ledger.

As a result, adjustments to our revenue and royalty accounts and financial statements could occur.

•	Remediation. We did not complete any significant remediation efforts with respect to this material weakness during the year ended December 31, 2004. Beginning in March 2005, we focused our remediation efforts with respect to these deficiencies on designing automated systems for tracking, reporting and recording revenue generating transactions and associated royalty obligations.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the second and third quarters of 2005.

      Deficiencies in our general computer controls relating to financially significant applications and business processes, including application level design and documentation deficiencies. As a result of these deficiencies, we were unable to rely upon general computer controls to perform as expected over time and we were unable to demonstrate through testing that our internal controls that depend upon general computer controls were operating effectively.

We identified design deficiencies in our general computer controls including:

•	Insufficient approval and testing processes for internally developed software integrated into financially significant business processes.

•	Insufficient password management and unauthorized sharing of passwords.

•	Insufficient physical access controls that could allow unauthorized access to our general computer controls.

We also identified deficiencies relating to documentation of our general computer controls including:

•	Insufficient formal documentation of the approval and testing process of internally developed software integrated into financially significant business processes and changes to those programs.

•	Insufficient formal documentation to support system usage and maintenance.

•	Insufficient formal documentation to support the design effectiveness of financially significant general computer controls, such as the controls surrounding the capturing and reporting of data from our music sample service or our encoding services.

Examples of the control objectives with respect to which we were not able to demonstrate that our existing control activities were operating effectively as a result of deficiencies in our information technology general controls include:

•	The proper capture, input, validation and processing of all data related to customer invoicing and revenue recognition.

•	The proper capture, input, validation and processing of all data related to the calculation, tracking, reporting and recording of royalties.

•	The proper processing of data related to fixed asset additions and deletions and the calculation of periodic depreciation expense.

As a result, errors in our financial statements that have not been prevented or detected by our information technology and general computer controls could occur.

•	Remediation. In the fourth quarter 2004, we began to document controls and procedures designed to ensure proper oversight of work performed by employees in our information technology operations and program and development functions. We began work to ensure that:

•	A software development lifecycle (SDLC) methodology is documented and controls relevant to testing and approvals are implemented as designed.

•	A “change management” process is documented and controls relating to approvals are implemented as designed.

•	Controls are implemented for managing security and physical access to systems, data, and applications that support financial reporting.

•	Access policy and controls include a periodic review by management of access privileges.

•	Transaction flows for applications that capture and report financial data are properly documented.

•	Timing. As of December 31, 2004, our remediation efforts were not complete, and during the first quarter of 2005 we continued to document controls and procedures designed to ensure proper oversight of work performed by employees in our information technology operations and program and development functions.

We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the second quarter and third quarter of 2005.

      Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto. We first identified this material weakness as it relates to significant non-routine transactions in August 2004 in connection with completing our quarterly report on Form 10-Q for the quarter ended June 30, 2004 and the accounting treatment relating to our acquisition of or OD2. See the discussion above under the heading “— Material Weaknesses Identified Prior to December 31, 2004.”

In addition, during the preparation of our financial statements for the year ended December 31, 2004, we made revisions of classification with regard to expenses incurred during the years ended December 31, 2003 and 2002. Such revisions of classification had no impact on net loss, stockholders’ equity or cash flows as previously reported. These revisions of classification are consistent with this material weakness and related to the following:

•	Regent Fees. We revised our classification of $878,000 relating to service fees paid to Regent Pacific Management Corporation during the year ended December 31, 2003, from special charges — other to general and administrative expense in the current presentation as we determined that these expenses were not restructuring charges in accordance with FAS 146 and were more appropriately classified as general and administrative expense.

•	Amortization of Intangible Assets. We revised our classification of amortization of acquired technology and capitalized software costs totaling approximately $269,000 in 2003 and $1.3 million in 2002 from operating expenses — amortization of intangibles to cost of revenue in the current presentation as we determined that these expenses were more appropriately classified as cost of revenue in accordance with FAS 86 and related accounting literature.

•	Impairment of Intangible Assets. We revised our classification of impairment charges related to acquired technology and capitalized software costs totaling approximately $601,000 in 2003 and $694,000 in 2002 from operating expenses — special charges — other to cost of revenue in the current presentation as we determined that these charges were more appropriately classified as cost of revenue in accordance with FAS 86 and related accounting literature.

As a result, Loudeye does not have sufficient internal control over financial reporting to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.

•	Remediation. During the fourth quarter 2004, we filled four of five (two with temporary personnel) then existing positions within our accounting and finance department and created and filled three new positions in our accounting and finance departments. During the first quarter 2005, we hired two permanent employees to replace the temporary personnel and filled the fifth position. As a result, our accounting and finance staff consists of significantly more personnel with more accounting experience than was the case during the second and third quarters of 2004.

We have also implemented processes by which the classification of expenses, significant revenue related and non-routine transactions are reviewed for application of GAAP by accounting and finance personnel with appropriate subject matter expertise, by members of senior management, and, where appropriate by our audit committee or our board of directors. However, because we had not filled all of the vacancies in our accounting and finance department as of December 31, 2004, our remediation efforts with respect to this material weakness were not complete as of the December 31, 2004 measurement date.

•	Timing. We completed our hiring efforts during the first quarter 2005. We will continue to monitor our remediation efforts with respect to this material weakness.

      Failure to appropriately assess and monitor the effectiveness of controls executed by third party service providers, and to adequately implement and/or maintain customer level controls related to the provision of services by third party service providers. We identified design deficiencies in our customer level controls including:

•	Failure to provide timely written notification to third party service providers of changes in Loudeye authorized personnel that result from Loudeye employee terminations.

•	Insufficient review and approval, and insufficient documentation of review and approval, of input reports prior to their submission to the service provider and of output reports received from service providers.

      As a result, the information and reports from third-party service providers received and utilized by us may contain errors.

•	Remediation. In the fourth quarter 2004, we began to implement new controls and procedures designed to ensure proper oversight of work performed by employees in our accounting and finance functions. As of December 31, 2004, these efforts were not complete.

In the first quarter 2005, our remediation efforts have continued, aided by the additional staff we have hired within our accounting and finance department. For example, we have established new reconciliation, review and documentation requirements for finance and accounting employees to ensure that, among other things, payroll and benefit related reports are reviewed and approved prior to submission to the third party provider and that output reports received from the service provider are also reviewed and approved. Additionally, we expect to put controls in place to ensure we provide timely written notification to third party service providers of changes in authorized Loudeye personnel.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the second and third quarters of 2005.

      Inadequate entity-level controls. As of December 31, 2004, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework. The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness. We failed to systematically communicate company-wide policies and procedures and to uniformly and consistently communicate the importance of controls. We also had failed to implement processes to ensure periodic monitoring of our internal control activities. As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

•	Remediation. In the fourth quarter 2004, we began to implement new controls and procedures designed to ensure that company-wide policies and procedures are systematically communicated and that documentation evidencing employees’ receipt thereof is retained. In the first quarter 2005, we also began developing an ongoing monitoring system to facilitate continuous monitoring of our internal control over financial reporting.

•	Timing. As of December 31, 2004, these efforts were not complete and we are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the second and third quarter 2005.

      Inability to demonstrate through testing that our internal control over financial reporting was effective as of December 31, 2004. We were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above. Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not fully implemented until the fourth quarter 2004. Although we believe these processes were designed effectively as of December 31, 2004, there was an insufficient sample base to enable us to demonstrate through testing that these controls were operating effectively as of December 31, 2004.

•	Remediation. We have dedicated significant internal and external resources to our remediation efforts with respect to material weaknesses in our internal control over financial reporting as noted above. We expect to have a sufficient sampling base to enable us to test the effectiveness of our remediation efforts at future measurement dates and testing periods for our internal control over financial reporting.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2005.

      The steps described above, including the hiring of additional qualified accounting and finance personnel, are designed to ensure that management’s evaluation of our internal control over financial reporting is thorough and complete and that a timely and appropriate remediation plan is implemented. Our audit committee is overseeing management’s assessment and its implementation of a remediation plan and is prepared to take additional measures, where necessary, to ensure that management has the required resources in place to address known and not yet identified material weaknesses, significant control deficiencies and other control deficiencies. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as audit committee oversight, and we may make additional changes to our internal controls and procedures. Although we have undertaken the foregoing initiatives, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that have not previously been identified.

      Management estimates that we will incur additional costs in connection with our remediation efforts including outside advisor fees and incremental personnel costs. Management estimates that these costs will aggregate approximately $1 million for the fiscal year ended December 31, 2005.

      Except as disclosed above regarding remediation efforts we conducted in the fourth quarter 2004 with respect to known material weaknesses and deficiencies in our internal control over financial reporting, there were not any changes in our disclosure controls and procedures, including our internal control over financial reporting, during the quarter ended December 31, 2004, that had materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal control over financial reporting.

Item 9B.	Other Information.

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Information required by this Item 10 relating to our directors is incorporated herein by reference to the section entitled “ELECTION OF DIRECTORS” in the proxy statement for our 2005 annual meeting which will be filed no later than 120 days after December 31, 2004. The information required by this Item 10 relating to our audit committee and the audit committee financial expert is incorporated herein by reference to the section entitled “CORPORATE GOVERNANCE — Committees, Charters and Policies” in the proxy statement for our 2005 annual meeting. The information required by this Item 10 relating to our executive officers is incorporated herein by reference to the section entitled “COMPENSATION AND OTHER INFORMATION REGARDING DIRECTORS AND OFFICERS — Information on Executive Officers” in the proxy statement for our 2005 annual meeting. The information required by this Item 10 relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “BENEFICIAL OWNERSHIP OF COMMON STOCK — Section 16(a) Beneficial Ownership Compliance” in the proxy statement for our 2005 annual meeting.

      We have adopted a code of ethics that applies to our directors, officers and employees. We have posted a copy of the code on our website at the Internet address http://www.loudeye.com. Copies of the code may be obtained free of charge from our website at the above Internet address. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code by posting such information on our website, at the Internet address specified above.

Item 11.	Executive Compensation.

      Information required by this Item 11 is incorporated herein by reference to the sections entitled “COMPENSATION AND OTHER INFORMATION REGARDING DIRECTORS AND OFFICERS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and “PERFORMANCE GRAPH” in the proxy statement for our 2005 annual meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Information related to security ownership required by this Item 12 is incorporated herein by reference to the sections entitled “COMPENSATION AND OTHER INFORMATION REGARDING DIRECTORS AND OFFICERS — Description of Equity Compensation Plans” and “BENEFICIAL OWNERSHIP OF COMMON STOCK” in the proxy statement for our 2005 annual meeting.

Item 13.	Certain Relationships and Related Transactions.

      Information required by this Item 13 is incorporated herein by reference to the section entitled “CERTAIN TRANSACTIONS” in the proxy statement for our 2005 annual meeting.

Item 14.	Principal Accounting Fees and Services.

      Information required by this Item 14 is incorporated herein by reference to the section entitled “AUDIT MATTERS — Independent Registered Public Accountants Fees” of the proxy statement for our 2005 annual meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

      (a) Documents filed as part of Form 10-K

      1. Financial Statements:

      The following financial statements of Loudeye are filed as a part of this report under Item 8 “Financial Statements.”:

2.	Financial Statement Schedules for the years ended December 31, 2004, 2003 and 2002

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Item 8 “Financial Statements.”

      3. Exhibits:

Exhibit No.		Description

2	.1(12)	Agreement and Plan of Merger and Reorganization dated March 1, 2004 for Overpeer Inc.
2.2		Escrow Agreement between Loudeye Corp. SK Energy & Chemical, Inc., and LaSalle Bank National Association dated March 1, 2004 for Overpeer Inc.
2	.3(13)	Recommended Offer by Loudeye Corp. for On Demand Distribution Ltd. dated June 22, 2004 (including form of Registration Rights Agreement)
2	.4(13)	Deed Poll of Warranty and Indemnity dated June 22, 2004
2	.5(17)	Form of Promissory Note issued to certain former shareholders of On Demand Distribution Limited
2	.6(20)	Agreement to Amend Certain Terms of the Acquisition of On Demand Distribution Limited dated February 25, 2005
2	.7(20)	Agreement to Amend Certain Terms of the Deed Poll of Warranty and Indemnity dated February 25, 2005
3	.1(1)	Amended and Restated Certificate of Incorporation of Loudeye Corp.
3	.2(17)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Loudeye Corp. as filed with the Secretary of State of the State of Delaware on May 29, 2002
3	.3(16)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Loudeye Corp. as filed with the Secretary of State of the State of Delaware on September 30, 2004
3	.4(2)	Amended Bylaws of Loudeye Corp. dated January 18, 2002
4.1		Form of Loudeye Corp. common stock certificate
10	.1(3)	Form of Indemnification Agreement between Loudeye Corp. and each of directors, executive officers and certain other officers
10	.2(1)	1998 Stock Option Plan, as amended
10.3		2000 Stock Option Plan, as amended June 9, 2004
10	.4(1)	2000 Director Stock Option Plan
10	.5(1)	2000 Employee Stock Purchase Plan
10	.6(1)	2000 Employee Stock Option Plan
10	.7(17)	On Demand Distribution Limited Employee Share Option Plan
10	.8(17)	Form of Option Exchange Agreement for executive former optionees of On Demand Distribution Limited
10	.9(17)	Form of Option Exchange Agreement for non-executive former optionees of On Demand Distribution Limited
10	.10(1)	Amended and Restated Investors’ Rights Agreement dated December 14, 1999 among Loudeye Corp. and certain holders of our preferred stock
10	.11(4)	Consulting Agreement dated April 1, 2003 between Anthony J. Bay and Loudeye Corp.
10	.12(11)	Employment Agreement dated December 5, 2003 between Anthony J. Bay and Loudeye Corp.
10	.13(3)	First Amendment dated October 29, 2004, to Employment Agreement between Anthony Bay and Loudeye Corp. dated December 5, 2003
10.14		Amended and Restated Executive Employment Agreement dated January 31, 2005, between Michael A. Brochu and Loudeye Corp.
10	.15(19)	Executive Employment Agreement dated March 7, 2005, between Lawrence J. Madden and Loudeye Corp.
10	.16(19)	Executive Employment Agreement dated March 7, 2005, between Ronald M. Stevens and Loudeye Corp.
10	.17(5)	Securities Purchase Agreement dated August 28, 2003
10	.18(5)	Registration Rights Agreement dated August 28, 2003
10	.19(5)	Form of Common Stock Purchase Warrant dated August 28, 2003

Exhibit No.		Description

10	.20(6)	Accounts Receivable Financing Agreement dated June 27, 2003 between Silicon Valley Bank and Loudeye Corp. and related modification agreement and warrant agreement
10	.21(10)	Loan and Security Agreement dated December 31, 2003 between Silicon Valley Bank and Loudeye Corp.
10	.22(7)	Fifth Amendment and Assignment of Lease dated April 1, 2003 among 1130 Rainier, LLC, Activate.Net Corporation, and Loudeye Enterprise Communications, Inc. for offices at 1130 Rainier Avenue South, Seattle, Washington
10	.23(7)	Lease Termination Agreement dated April 28, 2003 between Westlake Park Associates and Loudeye Corp. with respect to offices at 1904 Fourth Avenue, Seattle, Washington
10	.24(11)	Lease agreement dated December 20, 2003 for offices at 1130 Rainier Avenue South, Seattle, Washington
10	.25(11)	Asset Purchase agreement dated October 31, 2003 between Gail Clarke Acquisition Corp. and Vidipax, Inc.
10	.26(8)	Agreement and Plan of Reorganization with TT Holding Corp.
10	.27(9)	Retainer Agreement with Regent Pacific Management Corporation
10	.28(14)	Form of Subscription Agreement with certain investors
10	.29(18)	Subscription Agreement dated December 21, 2004, by and among Loudeye and the investors named therein
10	.30(18)	Form of common stock purchase warrant issued to investors who are parties to a Subscription Agreement dated December 21, 2004
16.1		Letter re: Change in Certifying Accountant
21	.1(21)	Subsidiaries of Loudeye Corp.
23.1		Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney of Board of Directors (included on signature page hereto)
31.1		Rule 13a-14(a) Certification of Principal Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Rule 13a-14(a) Certification of Principal Financial and Accounting Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer of the Company Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of Principal Financial and Accounting Officer of the Company Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Incorporated by reference to Loudeye Corp.’s registration statement on Form S-1 file number 333-93361.

(2)	Incorporated by reference to Loudeye Corp.’s Form 10-K for the year ended December 31, 2001.

(3)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on November 1, 2004.

(4)	Incorporated by reference to Loudeye Corp.’s Form 10-Q/A filed on September 2, 2003.

(5)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on September 2, 2003.

(6)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated July 15, 2003.

(7)	Incorporated by reference to Loudeye Corp.’s Form 10-Q dated May 20, 2003.

(8)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated November 19, 2002.

(9)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated February 3, 2003.

(10)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated January 9, 2004.

(11)	Incorporated by reference to Loudeye Corp.’s Form 10-K for the year ended December 31, 2003.

(12)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on March 5, 2004.

(13)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated June 22, 2004.

(14)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on February 17, 2004.

(15)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, filed May 17, 2004.

(16)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on October 7, 2004.

(17)	Incorporated by reference to Loudeye Corp.’s Form 10-Q filed on November 15, 2004.

(18)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on December 22, 2004.

(19)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on March 7, 2005.

(20)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on February 28, 2005.

(21)	Incorporated by reference to Loudeye Corp.’s registration statement on Form S-1, file number 333-120700.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, March 31, 2005.

LOUDEYE CORP.

By:	/s/ Michael A. Brochu

Michael A. Brochu
Chief Executive Officer

POWER OF ATTORNEY

      Each person whose signature appears below hereby constitutes and appoints Michael A. Brochu and Lawrence J. Madden, and each of them severally, his true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his name and on his behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report on Form 10-K, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Brochu Michael A. Brochu	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2005

/s/ Lawrence J. Madden Lawrence J. Madden	President, Digital Media Solutions (Principal Financial and Accounting Officer)	March 31, 2005

/s/ Anthony J. Bay Anthony J. Bay	Chairman of the Board	March 31, 2005

/s/ Kurt R. Krauss Kurt R. Krauss	Director	March 31, 2005

/s/ Johan C. Liedgren Johan C. Liedgren	Director	March 31, 2005