Form 10-Q
period 2005-03-31
LOUDEYE CORP
filed 2005-05-10
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

     Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	112,137,084
(Class)	(Outstanding at May 6, 2005)

Loudeye Corp.

Form 10-Q Quarterly Report
As of and for the Quarter Ended March 31, 2005

2

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

LOUDEYE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(in thousands, except per share
	amounts)
ASSETS
Cash and cash equivalents	$22,091	$29,864
Marketable securities	11,318	9,016
Accounts receivable, net of allowances of $231 and $241 respectively	5,219	5,333
Prepaid expenses and other current assets	2,014	1,298
Restricted cash	744	—

Total current assets	41,386	45,511
Long-term marketable securities	621	2,288
Restricted cash	—	2,568
Property and equipment, net	5,926	5,661
Goodwill	44,621	43,549
Intangible assets, net	3,398	3,700
Other assets, net	288	431

Total assets	$96,240	$103,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,045	$4,012
Accrued compensation and benefits	1,066	929
Accrued and other liabilities	6,629	4,966
Accrued special charges	—	403
Accrued acquisition consideration	2,476	15,924
Deposits and deferred revenue	5,320	4,353
Current portion of long-term debt and capital lease obligations	1,093	1,135

Total current liabilities	19,629	31,722
Deposits and deferred revenue, net of current portion	1,194	1,343
Common stock payable related to acquisition	2,233	3,193
Long-term debt and capital lease obligations, net of current portion	750	1,000

Total liabilities	23,806	37,258
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000 shares authorized, none outstanding	—	—
Common stock, warrants and additional paid-in capital; for common stock $0.001 par value, 150,000 shares authorized; 108,526 shares issued and outstanding in 2005, 99,021 issued and outstanding in 2004	288,469	273,958
Deferred stock compensation	(97)	(111)
Accumulated deficit	(216,736)	(209,284)
Accumulated other comprehensive income	798	1,887

Total stockholders’ equity	72,434	66,450

Total liabilities and stockholders’ equity	$96,240	$103,708

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarters Ended
	March 31,
	2005	2004
	(in thousands, except per share
	amounts)
REVENUE	$6,029	$1,991
COST OF REVENUE (1)	6,309	1,461

Gross profit (loss)	(280)	530
OPERATING EXPENSES:
Sales and marketing (1)	1,931	635
Research and development (1)	1,784	590
General and administrative (1)	3,637	1,960
Amortization of intangibles	100	105
Stock-based compensation (1)	57	122
Special charges (credits) — other	(43)	(50)

Total operating expenses	7,466	3,362
LOSS FROM OPERATIONS	(7,746)	(2,832)
OTHER INCOME (EXPENSE):
Interest income	208	79
Interest expense	(74)	(71)
Other income, net	160	3

Total other income	294	11

NET LOSS	$(7,452)	$(2,821)

Net loss per share — basic and diluted	$(0.07)	$(0.04)

Weighted average shares outstanding — basic and diluted	101,718	63,286

(1)	Stock-based compensation, consisting of amortization of deferred stock-based compensation and the fair value of options issued to non-employees for services rendered, is allocated as follows:

	Quarters Ended
	March 31,
	2005	2004
Cost of revenue	$35	$19
Research and development	6	32
Sales and marketing	4	27
General and administrative	47	63

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock,
	Warrants and
	Additional Paid-in				Accumulated
	Capital		Deferred		Other	Total
			Stock-based	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Compensation	Deficit	Income	Equity
	(in thousands)
BALANCES, December 31, 2004	99,021	$273,958	$(111)	$(209,284)	$1,887	$66,450
Stock option exercises	2,504	1,599	—	—	—	1,599
Shares issued in payment of accrued acquisition consideration	7,001	12,859	—	—	—	12,859
Deferred stock-based compensation	—	26	(26)	—	—	—
Amortization of deferred stock-based compensation, net of cancellations	—	(5)	40	—	—	35
Stock-based compensation	—	32	—	—	—	32
Comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	(5)	(5)
Foreign currency translation adjustment	—	—	—	—	(1,084)	(1,084)
Net loss	—	—	—	(7,452)	—	(7,452)

Total comprehensive loss	—	—	—	—	—	(8,541)

BALANCES, March 31, 2005	108,526	$288,469	$(97)	$(216,736)	$798	$72,434

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarters Ended
	March 31,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(7,452)	$(2,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	980	481
Special charges (credits) and other non cash items	(10)	(3)
Stock-based compensation	92	141
Loss on disposal of equipment	90	—
Foreign currency transaction gain	(207)	—
Changes in operating assets and liabilities, net of amounts acquired in purchases of businesses:
Accounts receivable	51	278
Prepaid expenses and other assets	(595)	(170)
Accounts payable	(926)	(87)
Accrued compensation and benefits and other accrued expenses	1,119	(16)
Accrued special charges	(360)	(1,099)
Deposits and deferred revenue	952	44
Assets and liabilities held for sale	—	42

Net cash used in operating activities	(6,266)	(3,210)

INVESTING ACTIVITIES
Purchases of property and equipment	(375)	(1,813)
Purchases of intangibles	(22)	—
Payments of accrued acquisition consideration	(2,524)	—
Restricted cash	1,563	—
Purchases of marketable securities	(750)	(8,096)
Sales of marketable securities	450	3,460

Net cash used in investing activities	(1,658)	(6,449)

FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of stock options and warrants	639	133
Proceeds from private equity financing, net	—	18,996
Principal payments on debt, line of credit and capital lease obligations	(292)	(1,602)

Net cash provided by financing activities	347	17,527

Effect of foreign currency translation on cash	(196)	—

Net increase (decrease) in cash and cash equivalents	(7,773)	7,868
Cash and cash equivalents, beginning of period	29,864	12,480

Cash and cash equivalents, end of period	$22,091	$20,348

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

1. Description of Business

     Loudeye is a worldwide leader in business-to-business digital media services that facilitate the distribution, promotion and sale of digital media content for media and entertainment, retail, wireless and enterprise customers. Loudeye’s services enable its customers to outsource the management and distribution of audio and video digital media content over the Internet and other electronic networks. Loudeye’s proprietary consumer-facing e-commerce services, combined with our technical infrastructure and back-end solutions, comprise an end-to-end service offering, from digital media content services, such as the hosting, storage, encoding, management and protection of media assets for content owners, to turn-key, fully-outsourced digital media distribution and promotional services, such as private-labeled digital music services, wireless music services, and streaming Internet radio and music sample services. Loudeye’s outsourced solutions can decrease time-to-market while reducing the complexity and cost of digital asset management and distribution compared with internally developed alternatives, and they enable Loudeye’s customers to provide branded digital media service offerings to their users while supporting a variety of digital media technologies and consumer business models.

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

Unaudited Interim Financial Information

     The interim condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in Loudeye’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.

     During the preparation of our financial statements for the year ended December 31, 2004, we revised our classification with regard to amortization of acquired technology and capitalized software costs totaling approximately $35,000 for the quarter ended March 31, 2004 from operating expenses — amortization of intangibles to cost of revenue in the current presentation as we determined that these expenses were more appropriately classified as cost of revenue in accordance with FAS 86 and related accounting literature. This revision of classification had no impact on net loss, stockholders’ equity or cash flows as previously reported.

     The unaudited results of operations for the quarters ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full years.

Cash, Cash Equivalents and Marketable Securities

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

     The following table summarizes the composition of Loudeye’s cash, cash equivalents, and available-for-sale marketable securities at March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Cash and cash equivalents:
Cash	$5,649	$6,607
Money market mutual funds	16,442	23,257

Total cash and cash equivalents	22,091	29,864

Marketable securities:
Corporate notes & bonds	7,009	5,738
Commercial paper & CDs	1,560	1,289
U.S. Government agency securities	2,749	1,989

Total marketable securities	11,318	9,016

Long-term marketable securities:
Corporate notes & bonds	$621	$2,288

Total long-term marketable securities	621	2,288

Total cash, cash equivalents and marketable securities	$34,030	$41,168

     The fair value of the available-for-sale marketable securities by contractual maturity at March 31, 2005 is as follows:

Fair Value
Within one year	$11,318
One to two years	621

Total marketable securities	$11,939

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

     The gross unrealized gains or losses on available-for-sale securities at March 31, 2005 and December 31, 2004 and the gross realized gains or losses on the sale of available-for-sale securities for the quarters ended March 31, 2005 and 2004 were immaterial and are therefore not shown. Loudeye has concluded that unrealized losses are temporary due to Loudeye’s ability to realize its investments at maturity.

Restricted Cash

     At March 31, 2005, restricted cash represents approximately $744,000 of cash equivalents pledged as collateral in connection with certain short-term capital lease obligations and amounts held in escrow by Loudeye under the terms of the OD2 transaction through December 2005. Accordingly, the restricted cash has been classified as short-term in the accompanying unaudited condensed consolidated balance sheets.

Accounts Receivable

     Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents Loudeye’s best estimate of the amount of probable credit losses in Loudeye’s existing accounts receivable. Loudeye performs a periodic analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors within the context of the overall economic environment including individual review of past due balances over 90 days and greater than a specified amount, Loudeye’s history of collections. Account balances are charged off against the allowance after the potential for recovery is considered remote.

Goodwill

     Loudeye accounts for goodwill in accordance with Statement of Financial Accounting Standards No. (FAS) 142, “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill deemed to have indefinite life is not amortized, but is subject to, at a minimum, annual impairment tests. Loudeye assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors Loudeye considers important which could trigger an impairment review include the following:

•	poor economic performance relative to historical or projected future operating results;

•	significant negative industry, economic or company specific trends;

•	changes in the manner of our use of the assets or the plans for our business;

•	market price of our common stock; or

•	loss of key personnel

     Goodwill represents the excess of cost over the estimated fair value of net assets acquired, primarily from Loudeye’s acquisition of Overpeer, Inc. in March 2004 and of On Demand Distribution Limited (“OD2”) in June 2004, which in accordance with FAS 142, is not being amortized. Also in accordance with FAS 142, Loudeye tests goodwill for impairment at the reporting unit level on an annual basis or as determined necessary. FAS 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on the annual goodwill test for impairment that Loudeye performed during the year ended December 31, 2004, Loudeye determined that there was no impairment of goodwill.

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

     Loudeye is exposed to credit risk due to its extension of credit to its customers. Loudeye’s customer base is dispersed across different geographic areas throughout North America and Europe and consists of customers in numerous industries. Loudeye performs initial and ongoing evaluations of its customers’ financial condition and generally extends credit on open account, requiring deposits or collateral as deemed necessary. At March 31, 2005, one customer accounted for approximately 12% of accounts receivable.

     During the quarter ended March 31, 2005, no customers accounted for 10% or more of Loudeye’s revenue. During the quarter ended March 31, 2004, one customer accounted for approximately 11% of Loudeye’s revenue.

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

     Loudeye’s basis for revenue recognition is substantially governed by Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 101, as superseded by SAB 104, “Revenue Recognition,” the FASB’s Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), and in very limited cases as it relates to sales of software products Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position No. 98-4, 98-9, and related interpretations and Technical Practice Aids (SOP 97-2).

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

     Digital media store services revenue. Digital media store services, including music store services, are Loudeye’s newest service offerings and grew significantly following Loudeye’s acquisition of OD2 in June 2004. Loudeye charges its digital media store customers fixed platform fees, which generally consist of enabling and hosting the service and maintenance of the service’s overall functionality during the term of the customer contract. Platform services may include fees related to integration to a customer’s website, wireless sites, inventory, account management, and commerce and billing systems. Additionally, platform fees associated with Loudeye’s digital media store services include digital rights management, editorial services, usage reporting, and digital content royalty settlement. Loudeye charges platform fees to its customers in a variety of manners, including initial set-up fees, monthly only fees, or a combination of initial set-up and monthly fees. In addition, Loudeye provides a number of transactional services, including cover art and metadata publishing, rich media ring tunes (for wireless applications) delivery, and varied commerce and content consumption alternatives for digital media content, including permanent download.

     Loudeye follows the guidance in EITF 00-21 for purposes of allocating the total consideration in its digital media store services arrangements to the individual deliverables. Loudeye evaluates whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) the delivered item(s) has value to the customer on a standalone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered item(s) and (iii) there is a general right of return relative to the delivered item(s), in which case performance of the undelivered item(s) is considered probable and substantially in Loudeye’s control.

     If Loudeye determines a given agreement involves separate units of accounting, Loudeye allocates the arrangement consideration to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Assuming all other criteria are met (i.e., evidence of an arrangement exists, collectibility is probable, and fees are fixed or determinable), revenue is recognized as follows:

•	Platform fees are recognized ratably over the term of the contract.

•	Revenue from permanent download is recognized at the time the content is delivered, digitally, to the consumer.

•	Revenue from pay-as-you-go and subscription services is deferred and then recognized as tracks are downloaded by the consumer or as credits expire, whichever occurs earlier.

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

     Encoding services revenue. Encoding services consist of (i) processing and conversion of digital content into different digital formats pursuant to customers’ specifications via Loudeye’s proprietary encoding and transcoding systems and (ii) the delivery of such processed content to the customer. The encoded content is either delivered electronically to a file transfer protocol (FTP) site that our customers access via a previously provided password or Loudeye physically ships the content to its customers. In accordance with SAB 104, Loudeye recognizes revenue when persuasive evidence of an arrangement exists and the service has been rendered, provided the fee is fixed or determinable and collection is deemed probable. Loudeye evaluates each of these criteria as follows:

•	Evidence of an arrangement: Loudeye considers a non-cancelable agreement signed by Loudeye and the customer to be evidence of an arrangement.

•	Services have been rendered: Loudeye considers this criteria to be satisfied when the content has been delivered.

•	Fixed or determinable fee: Loudeye assesses whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Loudeye considers these criteria to be satisfied when the payment terms associated with the transaction are within Loudeye’s normal payment terms. If a significant portion of a fee is due after the date that fees would customarily be due under Loudeye’s normal payment terms, Loudeye considers the fee to not be fixed and determinable, and in such cases, Loudeye would defer revenue and recognize it when the fees become due and payable.

•	Collection is deemed probable: Loudeye initially assesses the probability of collection to determine whether this criterion is satisfied based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If Loudeye determines that collection of a fee is not reasonably assured, Loudeye defers revenue until the time collection becomes reasonably assured, which is generally upon the receipt of cash.

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

     Because Loudeye separately sells services for live webcast events and services for on-demand webcasting, Loudeye has verifiable and objective evidence of the fair value for both the live and on-demand services. Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, Loudeye recognizes revenue for live webcasting and on-demand webcasting services which are not subject to monthly minimums in the period in which the webcast event, data storage or data streaming occurs. Revenue for on-demand webcasting services subject to monthly minimums is recognized monthly on a straight line basis over the contract period, based upon contracted monthly rates for the specified volume thresholds. Revenue for additional usage fees is recognized in the period that the additional usage occurs.

     Software license revenue. In the limited circumstances in which Loudeye sells software products, Loudeye recognizes revenue associated with the license of software in accordance with SOP 97-2. Revenue from software license sales accounted for less than 1% of Loudeye’s revenue in 2005 and 2004. Under the provisions of SOP 97-2, in software arrangements that involve rights to multiple services, Loudeye allocates the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. Elements included in multiple element arrangements consist of software, intellectual property, implementation services, maintenance and consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not sold separately, the price established by management, if it is probable that the price, once established, will not change before market introduction.

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

     Equity instruments issued to non-employees are accounted for in accordance with the provisions of FAS No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and EITF Issue No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (EITF 96-18), and related interpretations.

     The following table illustrates the effect on net loss and net loss per share if Loudeye had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation awards (in thousands except per share amounts):

	Quarters Ended
	March 31,
	2005	2004
Net loss, as reported	$(7,452)	$(2,821)
Add: stock-based employee compensation expense under APB 25 included in reported net loss	21	127
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(1,063)	(442)

Pro forma net loss	$(8,494)	$(3,136)

Net loss per share:
Basic and diluted — as reported	$(0.07)	$(0.04)
Basic and diluted — pro forma	$(0.08)	$(0.05)

     To determine compensation expense under FAS 123, Loudeye used the following assumptions:

	2005	2004
Risk-free interest rates	2.92-3.93%	2.68-5.71%
Expected lives	3 years	3 years
Expected dividend yields	0%	0%
Expected volatility	75-120%	115-120%

Comprehensive Loss

     Comprehensive loss is comprised of net loss, foreign currency translation adjustments and net unrealized gains (losses) on available-for-sale marketable securities and is presented in the accompanying unaudited condensed consolidated statement of stockholders’ equity. For the quarter ended March 31, 2005, comprehensive loss was approximately $8.5 million, and was comprised of an unrealized loss on marketable securities totaling approximately $5,000 and foreign currency translation adjustment of approximately $1.1 million and a net loss of approximately $7.5 million. For the quarter ended March 31, 2004, comprehensive loss was approximately $2.8 million, and was comprised of an unrealized loss on marketable securities totaling approximately $40,000 and a net loss of approximately $2.8 million.

Foreign Currencies

     Loudeye considers the functional currency of its foreign subsidiaries to be the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as foreign currency translation adjustment and included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions, which were a net gain of approximately $207,000 during the quarter ended March 31, 2005, are included in the unaudited condensed consolidated statements of operations. There were no significant gains or losses on foreign currency transactions during the quarter ended March 31, 2004.

Segments

     Loudeye has adopted FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its services, geographic areas and major customers. Loudeye’s chief operating decision maker is considered to be its Chief Executive officer and staff, or Senior Leadership Team (SLT). During 2004, the SLT reviewed discrete financial information regarding profitability of Loudeye’s digital media services and media restoration services, and therefore in 2004 Loudeye reported those as operating segments as defined by FAS No. 131. In January 2004, Loudeye transferred substantially all of the assets of its media restoration services subsidiary, VidiPax, Inc., or VidiPax, to a company controlled by VidiPax’s general manager. In May 2004, Loudeye completed the sale of this media restoration services business. While Loudeye will have ongoing rights to co-market and resell media restoration services for two years after the sale, media restoration services did not represent a significant portion of our revenue in 2005, nor does the Company expect it to represent a significant portion of our revenue in the future. Management has determined that during the quarter ended March 31, 2005, Loudeye operated in only one segment, digital media services. Media restoration services have been reclassified to a component of digital media services in all prior periods presented.

Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, that amends FASB Statements No. 123 and 95, and supersedes APB 25. This statement requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The statement also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This statement is effective beginning in the first quarter of 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” for the pro forma net loss and net loss per share amounts, for the quarters ended March 31, 2005 and 2004 as if Loudeye had applied the fair value recognition provisions of FAS 123 to measure compensation expense for employee stock incentive awards. Although Loudeye has not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, Loudeye is evaluating the requirements under FAS 123R and expects the adoption to have a material impact on the consolidated statements of operations and comprehensive loss and net loss per share.

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

3. Acquisitions

On Demand Distribution Limited

     In 2004, Loudeye acquired all of the outstanding shares of On Demand Distribution Limited (“OD2”), a privately held digital music provider based in Europe, in exchange for $1.9 million of cash payments for liabilities assumed and an aggregate of 11,060,261 shares issued through December 31, 2004, excluding 2,315,776 shares which are issued but held in escrow by Loudeye pursuant to the terms of the OD2 transaction, and options to acquire 2,212,302 additional shares of our common stock. In January 2005, Loudeye issued an additional 3,974,206 shares of its common stock to former OD2 shareholders, excluding 693,402 shares held in escrow.

     Under the original terms of the OD2 transaction, certain former OD2 shareholders were eligible to receive additional guaranteed deferred consideration payments totaling £3.2 million through November 30, 2005, excluding amounts to be held in escrow by Loudeye pursuant to the terms of the OD2 transaction, payable in cash, or at Loudeye’s election in Loudeye Corp.’s common stock. In addition to the guaranteed deferred consideration payments, Loudeye was obligated to pay additional contingent consideration of up to £10.0 million if OD2 achieved certain financial performance targets during the period through November 30, 2006. Such amounts are not included in the aggregate purchase price until earned. Of this contingent consideration, Loudeye had accrued approximately £1.1 million, net of amounts to be held in escrow, in Loudeye’s consolidated financial statements as of December 31, 2004, based on management’s assessment that the outcome of the contingency was determinable beyond a reasonable doubt.

     In March 2005, Loudeye completed a restructuring of remaining deferred and contingent payment obligations under the terms of the OD2 Acquisition Amendment Agreement as follows:

•	In March 2005, Loudeye issued 3,026,405 shares (valued at approximately $5.2 million) as settlement for the remaining deferred consideration obligations of approximately £3.2 million (or approximately $6.0 million based on March 31, 2005 exchange rates). This amount excludes 528,014 shares issued but held in escrow. The value assigned to the stock issued in March was $1.73 per share based on the average closing price of Loudeye’s common stock for the five days beginning two days prior to and ending two days after February 28, 2005 (the date the terms of the OD2 Acquisition Amendment Agreement were announced).

•	Loudeye paid $2.5 million in March and is obligated to pay an additional £1.3 million (or approximately $2.5 million based on March 31, 2005 exchange rates) in cash in full satisfaction of the maximum potential contingent payment obligations of up to £10.0 million (or approximately $18.8 million based on March 31, 2005 exchange rates). This amount excludes £465,000 (approximately $874,000 based on March 31, 2005 exchange rates) to be held in escrow.

This restructuring was agreed to by all of the former OD2 shareholders entitled to receive additional deferred and contingent payment consideration and it satisfies in full those obligations.

     Of the 2,212,302 options, assumed in the transaction, options to purchase 672,064 shares of Loudeye’s common stock had been exercised as of March 31, 2005. Loudeye expects to issue up to 1,540,238 additional shares of its common stock, representing shares to be issued to OD2 option holders issuable upon exercise of the remaining OD2 options assumed by Loudeye.

     Certain of OD2’s principal shareholders agreed to have an aggregate of 15% of the total consideration payable in the transaction held in escrow by Loudeye for 18 months to satisfy claims Loudeye may have with respect to breaches of representations, warranties and covenants and indemnification claims. As of March 31, 2005, Loudeye had issued and placed in escrow 3,537,191 shares of its common stock issued in the names of 17 former OD2 shareholders along with £233,000, or approximately $438,000 based on March 31, 2005 exchange rates.

Overpeer, Inc.

     In 2004, Loudeye completed the acquisition of Overpeer, Inc. (“Overpeer”), a privately held company based in New York. Pursuant to the Agreement and Plan of Merger and Reorganization (“Merger Agreement”), among Loudeye, Privateer Acquisition Corp., a wholly owned subsidiary of Loudeye, Overpeer and certain of Overpeer’s stockholders. Privateer Acquisition Corp. was merged with and into Overpeer, with Overpeer continuing as the surviving company and a wholly-owned subsidiary of Loudeye (the “Merger”). As a result of the Merger, all of the outstanding capital stock of Overpeer was exchanged for a total of 1,752,772 shares of Loudeye’s common stock. The number of shares issued in the Merger was calculated by dividing $4.0 million by the volume weighted average closing share price of Loudeye’s common stock on each of the thirty consecutive trading days preceding the closing of the Merger, or $2.2821 per share. Of the shares issued in the Merger, 262,916 will be held in escrow for one year and will be available during that time to satisfy indemnity claims under the Merger Agreement. In January 2005, one of the former Overpeer stockholders substituted $425,004 in cash for 186,234 of the shares held in escrow, resulting in a remaining escrow balance of $425,004 in cash and 76,682 shares of common stock. In February 2005, Loudeye delivered notice to the escrow agent and representative of the former Overpeer stockholders of claims for breach of representations and warranties under the merger agreement. As a result, the escrow cash and shares will remain in escrow until Loudeye and the representative of the former Overpeer stockholders resolve the claims against escrow in accordance with the terms of the escrow agreement.

4. Special Charges (Credits)

     Special charges (credits) for the quarter ended March 31, 2005 and 2004 were net credits of $43,000 and $50,000, respectively, which represent the difference between the amounts recorded in accrued special charges and the final settlement amounts of the underlying liabilities, and were reflected as net credits to special charges during the quarters ended March 31, 2005 and 2004 in the accompanying unaudited condensed consolidated statements of operations.

     The following table reflects the activity in accrued special charges for the quarter ended March 31, 2005 (in thousands):

Facilities-related
Charges (credits)
Balance, December 31, 2004	$403
Additional accruals	—
Payments	(360)
Adjustments	(43)

Balance, March 31, 2005	$—

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

	Quarters ended
	March 31,
	2005	2004
Options outstanding under Loudeye stock option plans	13,593	7,419
OD2 options assumed	1,540	—
Warrants outstanding	5,952	1,041

Shares excluded	21,085	8,460

6. Long-Term Debt

     In March 2005, Loudeye entered into an Amended and Restated Loan and Security Agreement (the “Amended Term Loan”) with Silicon Valley Bank (“SVB”). The Amended Term Loan amends and restates Loudeye’s December 31, 2003 loan and security agreement with SVB (the “Original Loan Agreement”). There are three primary components of the Amended Term Loan as follows:

·	A term loan in the amount of $3.0 million, with a balance as of March 31, 2005, of approximately $1.8 million. The term loan bears interest at an annual rate of 0.5% above the prime interest rate (which rate was previously 1.25% above the prime interest rate under the terms of the December 31, 2003 loan and security agreement). Payments of principal and interest total $83,333 per month for 36 months from December 31, 2003. Once repaid, the term loan may not be reborrowed.

·	A new equipment term loan facility in the amount of $2.5 million, with a balance as of March 31, 2005, of zero. The equipment loan facility is available on or before October 31, 2005, in minimum draw amounts of $250,000. The equipment loan bears interest at an annual rate of 0.5% above the prime interest rate. Any advances drawn on the equipment loan facility will be payable monthly over 36 months.

·	A new guidance line facility in the amount of $1.5 million, which is available through March 29, 2006, with a balance as of March 31, 2005, of approximately $263,000.

Borrowings under the Amended Term Loan are collateralized by substantially all of Loudeye’s assets. In addition, the Amended Term Loan restricts, among other things, Loudeye’s borrowings, dividend payments, stock repurchases, and sales or transfers of ownership or control, and contains certain other restrictive covenants that require Loudeye to maintain a certain quick ratio and tangible net worth, as defined in the Amended Term Loan.

     Loudeye was notified by SVB on October 7, 2004 that it was not in compliance with two restrictive financial covenants under the Original Loan Agreement that require Loudeye to maintain a certain quick ratio and a minimum tangible net worth, each as defined in the loan agreement. Loudeye subsequently established a certificate of deposit in the amount of approximately $2.2 million, which was equal to the then outstanding loan balance. As a result, Loudeye was notified by SVB on October 11, 2004 that it had cured the default within the cure period. Restricted cash of $2.0 million was reflected on Loudeye’s December 31, 2004 balance sheet related to the certificate of deposit. As of March 31, 2005, Loudeye was in compliance with covenants under the Amended Term Loan, and as a result the restricted cash held as collateral at December 31, 2004 was released.

7. Contingencies

Royalty Obligations

     Loudeye has entered into various agreements that allow for incorporation of licensed or copyrighted material into its services. Under these agreements, Loudeye is required to make royalty payments to the music companies and other various rights holders. Some of these agreements require quarterly or annual minimum payments which are not recoupable based upon actual usage. Other royalty agreements require royalty payments based upon a percentage of revenue earned from the licensed service. Royalty costs incurred under these agreements are recognized over the periods that the related revenue is recognized and are included in cost of revenue. These amounts totaled approximately $3.3 million and $102,000 for the quarters ended March 31, 2005 and 2004.

Legal Proceedings

     On September 10, 2004, Loudeye was served in a patent infringement lawsuit brought by Altnet, Inc., and others against Loudeye, its Overpeer subsidiary, Marc Morgenstern, one of Loudeye’s executive officers, the Recording Industry Association of America and others. The complaint, filed in federal district court in Los Angeles, California, involves two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy solutions offered by Loudeye’s Overpeer subsidiary infringe the patents in question. The complaint does not state a specific damage amount. On November 17, 2004, the court dismissed the complaint against Mr. Morgenstern with prejudice and dismissed the complaint against Loudeye and Overpeer. The plaintiffs filed an amended complaint on November 24, 2004 against Loudeye, Overpeer and other entity defendants. Loudeye and Overpeer filed motions to dismiss this amended complaint which the court denied on January 21, 2005. Loudeye intends to file a motion for summary judgment and to otherwise defend itself vigorously against the allegations contained in the amended complaint. Discovery in this matter commenced in January 2005. At present, Loudeye cannot assess the probability of an unfavorable outcome or the magnitude of any such outcome.

     In February 2003, Loudeye entered into an agreement with Regent Pacific Management Corporation pursuant to which Regent Pacific would provide management services. The agreement was for a term of 26 weeks, with an option to renegotiate certain terms of the agreement after 13 weeks, and was terminable by either party under certain circumstances. Under the agreement, Loudeye paid certain cash fees to Regent Pacific. In addition, Regent Pacific was to receive stock options to purchase up to 4,000,000 shares of Loudeye common stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout their engagement at exercise prices based on the closing market price on each grant date. In March 2003, Regent Pacific resigned from the engagement. In July 2003, Regent Pacific filed suit against Loudeye in the Superior Court of California in San Francisco County for breach of the agreement. In this complaint, Regent Pacific is seeking unspecified damages and specific performance of the alleged obligation to grant the stock options due to them under the contract. Loudeye answered the complaint in September 2003 denying all allegations and asserting counterclaims. In March 2004, the court granted Loudeye’s motion to transfer the case to the United States District Court for the Western District of Washington. Discovery in this case is ongoing, with depositions scheduled for May and June 2005. Loudeye intends to defend vigorously this action and to pursue vigorously its counterclaims. Loudeye does not consider the likelihood of loss to be probable and the amount of loss, if any, is not estimable at this time.

     Between January 11 and December 6, 2001, class action complaints were filed in the United States District Court for the Southern District of New York. These actions were filed against 310 issuers (including Loudeye), 55 underwriters and numerous individuals including certain of Loudeye’s former officers and directors. The various complaints were filed purportedly on behalf of a class of persons who purchased Loudeye’s common stock during the time period between March 15 and December 6, 2000. The complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on allegations that Loudeye’s underwriters received undisclosed compensation in connection with our initial public offering and that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for Loudeye’s common stock in the aftermarket. These actions were consolidated for pre-trial purposes. No specific amount of damages has been claimed. Loudeye and the individual defendants have demanded to be indemnified by underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently all claims against the former officers have been withdrawn without prejudice. The Court suggested that the parties select six test cases to determine class-action eligibility. Loudeye is not a party to any of the test cases.

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

The final settlement terms as approved by the Court differ from the initial settlement proposal in that the settlement does not bar the defendant underwriters from bringing contractual indemnity claims against the issuer defendants, including Loudeye. Our board of directors approved the proposed settlement in August 2003 and approved the final settlement terms in March 2005. Management does not anticipate that we will be required to pay any amounts under this settlement; however, Loudeye can give no assurance that the underwriter defendants will not bring a claim for indemnification against us under the terms of the underwriting agreement relating to Loudeye’s initial public offering.

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

Other

     During February 2005, Loudeye entered into a twelve month agreement in the ordinary course of business with an internet service provider (ISP) in Europe, under which it will provide the ISP’s customers with promotional credits that may be redeemed for a range of digital media download services through February 2006. Loudeye will receive a fixed fee of €1.8 million (approximately $2.3 million based on March 31, 2005 exchange rates) under the agreement. Depending upon the volume of digital downloads provided to the ISP’s customers during the term of the agreement, Loudeye may experience gross margins associated with the agreement ranging from a profit of €1.8 million to a loss of €715,000 (approximately $923,000 based on March 31, 2005 exchange rates). If the number of credits redeemed during the twelve month term of the agreement does not reach certain minimum levels, the term may be extended for an additional twelve months. In addition, Loudeye expects to defer revenue under this agreement until the volume of digital downloads is reasonably determinable, which could result in deferral of all revenue under the agreement until February 2007. Further, because the transaction is denominated in Euros, and Loudeye currently does not hedge the arrangement, Loudeye could be subject to foreign currency gains or losses. As of the date of this filing, no losses had been incurred or estimated under this agreement.

8. Segment Information

     FAS No. 131 requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. During 2005, Loudeye operates in one business segment, digital media services. Members of Loudeye’s SLT review financial information presented on a consolidated basis, accompanied by disaggregated information about services for purposes of making decisions and assessing financial performance.

     For 2004, the SLT reviewed discrete financial information regarding profitability of Loudeye’s digital media services and media restoration services, and therefore in 2004 Loudeye reported those as operating segments as defined by FAS No. 131. In January 2004, Loudeye transferred substantially all of the assets of its media restoration services subsidiary, VidiPax, Inc., or VidiPax, to a company controlled by VidiPax’s general manager. In May 2004, Loudeye completed the sale of this media restoration services business. While Loudeye will have ongoing rights to co-market and resell media restoration services for two years after the sale, media restoration services did not represent a significant portion of Loudeye’s revenue in 2004 or 2005, nor does Loudeye expect it to represent a significant portion of our revenue in the future. Accordingly, in 2005, Loudeye reports one operating segment, digital media services. Media restoration services have been reclassified to a component of digital media services in all periods presented.

     In 2005, the majority of Loudeye’s revenue was derived from customers principally in Europe and in the United States of America. Loudeye’s international sales are attributable to Loudeye’s acquisition of OD2 in June 2004. The following table provides information about revenue by geographic region (in thousands):

	Quarters Ended
	March 31,
Revenue by Geographic Areas:	2005	2004
United States	$2,157	$1,991
Other countries, principally Europe	3,872	—

Total revenue	$6,029	$1,991

     Long-lived assets are comprised of property and equipment and intangible assets, net of related accumulated depreciation and amortization. The following table presents information about Loudeye’s long-lived assets by geographic location (in thousands):

	At	At
	March 31,	December 31,
Long-lived Assets:	2005	2004
United States	$5,835	$5,618
United Kingdom	3,460	3,723
Other countries	29	20

Total long-lived assets	$9,324	$9,361

     Revenue from external customers is as follows (in thousands):

	Quarters Ended
	March 31,
Revenue:	2005	2004
Digital media services
Digital media store services	$3,967	$103
Encoding services	545	339
Content protection services	859	155
Samples services	301	474
Internet radio and hosting services	146	374
Webcasting	211	367
Media restoration services	—	179

Total revenue	$6,029	$1,991

9. Subsequent Events

Nasdaq Listing Compliance

     On April 12, 2005, Loudeye’s board of directors appointed Jason S. Berman to fill a vacancy on Loudeye’s board of directors. Mr. Berman was appointed as a Class I director on Loudeye’s board of directors to serve for a term expiring at the annual meeting of Loudeye’s board of directors in 2007. Loudeye’s board of directors has determined that Mr. Berman meets the independence criteria established under rules of the Securities and Exchange Commission and The Nasdaq Stock Market. Mr. Berman also was appointed to the audit committee of Loudeye’s board of directors. As a result of Berman’s appointment as a director and as a member of Loudeye’s audit committee, Loudeye has regained compliance with The Nasdaq Stock Market’s independent director and audit committee requirements as set forth in Nasdaq Marketplace Rule 4350, which include that Loudeye’s board must consist of a majority of independent directors and Loudeye must have at least three independent directors on its audit committee.

Registration Statement Penalties

     In December 2004, Loudeye entered into a subscription agreement with a limited number of accredited investors pursuant to which Loudeye sold and issued to such investors 16,800,007 shares of Loudeye’s common stock, together with warrants to purchase 5,040,002 shares of common stock at an exercise price of $2.25 per share, for an aggregate purchase price of $25.2 million and net proceeds of $23.5 million. The warrants are not exercisable until six months after the December 23, 2004 closing date and are then exercisable until the fifth anniversary of the closing date. Loudeye also granted the investors a one year right to purchase 30% of any securities sold by Loudeye in future financings, subject to exceptions. Loudeye filed a registration statement in February 2005 covering the resale of the shares of common stock issued in this transaction and the shares of common stock underlying the warrants. This registration statement was declared effective by the SEC in April 2005. However, the registration statement was not filed and was not declared effective by the SEC within the time periods required under the subscription agreement, and as a result Loudeye is required to pay estimated liquidated damages of approximately $90,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made under the safe harbor provisions thereof. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimates,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “Loudeye believes,” “Loudeye intends,” “we believe,” “we intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this quarterly report, including those factors discussed in “Factors That May Affect Our Business, Future Operating Results and Financial Condition” beginning on page 31 of this quarterly report.

     Because the factors discussed in this quarterly report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on behalf of us, you should not place undue reliance on any such forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     You should assume that the information appearing in this quarterly report is accurate only as of the date of this quarterly report. Our business, financial condition, results of operations and prospects may have changed since that date.

Overview

     The following management’s discussion and analysis is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the quarter ended March 31, 2005 compared with the corresponding quarter in 2004. It is organized as follows:

•	The section entitled “Loudeye Background” describes our principal operational activities, summarizes significant trends and developments in our industry.

•	“Critical Accounting Policies and Estimates” discusses our most critical accounting policies.

•	“Recently Issued Accounting Policies” discusses new accounting standards regarding stock-based compensation which will require us to expense the value of stock option grants to employees and accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004.

•	“Consolidated Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides a detailed narrative regarding significant changes in our results of operations for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

•	“Liquidity and Capital Resources” discusses our liquidity and cash flows, factors that may influence our future cash requirements and the status of certain contractual obligations, in particular with respect to the recent restructuring of our payment obligations to former OD2 shareholders in connection with our acquisition of OD2.

•	“Contractual Obligations” discusses our contractual obligations as of March 31, 2005.

•	“Off-Balance Sheet Arrangements” discusses certain indemnification and other obligations.

Loudeye Background

     We are a worldwide leader in business-to-business digital media services that facilitate the distribution, promotion and sale of digital media content for media and entertainment, retail, wireless and enterprise customers. Our services enable our customers to outsource the management and distribution of audio and video digital media content over the Internet and other electronic networks. Our proprietary consumer-facing e-commerce services, combined with our technical infrastructure and back-end solutions, comprise an end-to-end service offering. This service offering ranges from digital media content services, such as the hosting, storage, encoding, management and protection of media assets for content owners, to turn-key, fully-outsourced digital media distribution and promotional services, such as private-labeled digital media store services, wireless music services, and streaming Internet radio and music sample services. Our outsourced solutions can decrease time-to-market for our customers while reducing the complexity and cost of digital asset management and distribution compared with internally developed alternatives, and they enable our customers to provide branded digital media service offerings to their users while supporting a variety of digital media technologies and consumer business models.

     In June 2004, we acquired On Demand Distribution Limited, or OD2, a leading digital music service provider in Europe, creating what we believe is the world’s largest business-to-business focused digital media services company. The acquisition expands our customer base to include customers in over 20 countries, including the U.S., major European countries, Australia and South Africa. Some of our combined customers include Amazon.com, Inc., America Online, Inc., Apple Computer, Inc., Belgacom Group, Cingular Wireless (formerly AT&T Wireless Services, Inc.), The Coca-Cola Company, EMI Recorded Music Holdings, France Telecom, Microsoft Corporation and MSN, Nokia Corporation, Siebel Systems, Inc., Sony BMG Music Entertainment Inc. and Sony Connect, Tiscali S.p.A. and Yahoo! Inc. The results of OD2’s operations are included in our unaudited condensed consolidated financial statements and related notes thereto since the date of acquisition and impact the comparability of 2005 results when compared to 2004.

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

     The following is a description of our service offerings.

     We currently have three primary service offerings: digital media store services, digital media content services and content protection services. Our business model provides for a blend of higher margin revenue, generated by each of our service lines, and lower margin, yet scalable, revenue generated by the digital download and e-commerce of our digital media store services. A more detailed description of each of our major service offerings follows.

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

We derive revenue from our music store services through platform service fees and transaction related distribution or revenue sharing fees. Platform service fees represent charges in connection with enabling the service and maintaining its overall functionality during the term of the customer contract, including customer support, merchandising, publishing and other content management related services that we provide during the contract term. We also pay a fixed fee per transaction or percentage of our revenue generated from the sale of content to our retail customer’s end consumer, which provides for a scaleable revenue stream and enables us to share directly in the success of our customers’ music store services that we enable and manage.

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

•	Digital media content services. Digital media content services include a suite of digital media services provided to both content owners and retailers. We generate the majority of our revenue in this area from fees for encoding and fulfillment services we perform for EMI Music and various independent label catalogs, and from our leading samples service. Within digital media content services, we provide a variety of back-end services to many of the digital music services that have launched in the last few years. Examples of these services include:

•	Digital media supply chain services. Our proprietary systems and technology enable the scalable archiving and retrieval of large libraries of digital media assets, or digital content. Digitized masters of the media assets are stored on our high-capacity storage array systems and accessed via our proprietary, automated, web-based access tools to search, deliver and manage such content. Such storage and access capabilities enable digital content to be processed and converted into different digital formats pursuant to our customers’ specifications via our proprietary encoding and transcoding systems. To transmit digital content over the Internet or other advanced digital distribution networks, the uncompressed, digitized content must be converted into compressed, network-compatible digital formats. Our encoding services enable the conversion of such content into a particular form, along with the relevant metadata, such that the content can be readily and rapidly distributed over various distribution networks. Encoding large catalogs of content in an efficient manner is a complex process that requires highly scalable technology and supporting infrastructures. Digital encoding formats and technologies continue to evolve and often conflict with one another. As a result, content owners often convert their digital assets into multiple formats and codecs (which are algorithms that reduce the number of bytes consumed by large files and programs) to support their distribution strategies. Additionally, the encoding process for a particular item (or for an entire library) is often repeated as a result of the introduction of new formats or distribution platforms. Our innovative digital media supply chain services address these challenges by providing an outsourced solution for the archiving, management, processing and distribution of our customers’ digital assets. Our digital media supply chain services also provide watermarking, encryption, metadata and other digital rights management services to enable our customers to protect and manage their content digitally. We also provide project analysis, as well as consulting and other related services to support the digital fulfillment of encoded content libraries for content owners and retailers worldwide.

•	Music sample and internet radio services. We provide a hosted end-to-end streaming service that delivers high quality music samples to customers in the online and mobile entertainment sectors. Our music samples service consists of streaming digital content, or more specifically selections of such content, commonly referred to as samples, clips or previews. Digital media samples are used by customers for many purposes, including increasing online content sales, user traffic and customer retention. We also provide digital radio service, or “iRadio™”. The Loudeye “iRadio™” service offers 100 channels of CD-quality streaming music delivered through a partner’s own privately branded player interface. It is capable of supporting delivery to a range of consumer music devices and appliances. The iRadio service can be deployed online for web-based retailers and portals, as well as offline for consumer electronic devices and appliances, digital home entertainment systems and other digital broadcasting outlets.

•	Content protection services. Content protection services include our anti-piracy services provided to content owners to protect against the unauthorized distribution of content on peer-to-peer networks. Our content protection services provide a comprehensive solution to combat the proliferation of illegal content sharing and download typically found on peer-to-peer networks on a global basis. The services, which are available globally, provide guaranteed service level performance effectiveness in preventing the illegal sharing of digital content over peer-to-peer networks. Our services also include providing content owners powerful data mining and analytical tools and comprehensive information on digital media usage and sharing on peer-to-peer networks. We also offer the potential of targeted promotional services redirecting potential consumers to legitimate services as a means for companies to capitalize on previously untapped revenue streams across content sharing networks.

     Media Restoration Services. In January 2004, we transferred substantially all of the assets of our media restoration services subsidiary, VidiPax, Inc., or VidiPax, to a company controlled by VidiPax’s general manager. In May 2004, we completed the sale of this media restoration services business which involved restoring and migrating legacy media archives to current digital media formats. While we will have ongoing rights to co-market and resell media restoration services for two years after the sale, media restoration services did not represent a significant portion of our revenue in 2004 or 2005, and we anticipate media restoration services will represent an insignificant portion of our revenue in the future.

First Quarter 2005 Operating Results Compared to Fourth Quarter 2004

     Revenue for the first quarter 2005 was $6.0 million, or 9% lower than fourth quarter 2004 revenue of $6.6 million. As noted above, we have three primary service offerings, Digital Media Store Services, Digital Media Content Services and Content Protection Services. During first quarter 2005, we experienced revenue growth in our digital media store services, but weakness in digital media content services and content protection services, as well as overall pressures on gross margin.

     Our digital media store services in the first quarter 2005 generated approximately $4.0 million in revenue, or 66% of total revenue. Revenue in this service line grew by 7% from fourth quarter 2004 levels. For the quarter ended March 31, 2005, transactional volume, including streams and downloads, grew more than 50% over fourth quarter 2004, and represented over 80% of total digital media store services revenue. In the first quarter 2005, we generated approximately $1.2 million in revenue from our digital media content services service offering, or 20% of total revenue. This was down from $1.8 million in the fourth quarter 2004, and represents the second sequential quarter of decline in revenue from this service offering. We grew the number of our customers modestly in first quarter 2005, but the lack of large encoding projects related to major store launches led to lower revenue per customer than in fourth quarter 2004. In the first quarter 2005, our content protection services business experienced declines in revenue compared to the third and fourth quarters of 2004 due to failure to meet service level guarantees and challenges we faced in keeping up with the dynamic and rapidly growing methods of piracy in peer-to-peer networks. For the first quarter 2005, our content protection services offering generated approximately $859,000 in revenue, or 14% of total revenue compared to approximately $1.1 in revenue, or 17% of total revenue in the fourth quarter 2004.

     We had a negative gross margin for first quarter 2005 of $280,000 or (5%) of revenue compared to a gross profit margin of $1.7 million or 26% of revenue for the fourth quarter 2004. Our gross margins for our digital media store services are driven by the mix of higher margin service fees and lower margin transactional revenue, as well as the costs associated will each revenue stream. However, in the first quarter 2005, gross margin was also impacted by increased fixed costs from investment in our platform, infrastructure, and operations, as well as increased per unit licensing and delivery costs. Gross margins for our digital media content services were lower than expected due to lower revenue reducing our absorption of fixed costs. Gross margins for our content protection services offering efforts by peer-to-peer networks to thwart our service caused a decline in revenue and an increase in bandwidth costs, as we did not achieve all of our service level guarantees for certain customers, which impacted our gross margins. We reported a net loss of $7.5 million or $0.07 per share in the first quarter 2005 compared to a net loss of $5.6 million or $0.07 per share in the fourth quarter 2004.

Critical Accounting Policies and Estimates

     The SEC has defined a company’s critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and those which require the company to make its most complex or subjective decisions or assessments. Our critical accounting policies and estimates include revenue recognition, the estimates used in determining the recoverability of goodwill and other intangible assets, exit costs, the amount of litigation accruals, and the amount of the allowance for income taxes. For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our board of directors.

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

Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” that amends FASB Statements No. 123 and 95, and supersedes APB 25. This statement requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The statement also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This statement is effective beginning in the first quarter of 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” for the pro forma net loss and net loss per share amounts, for the quarters ended March 31, 2005 and 2004 as if we had applied the fair value recognition provisions of FAS 123 to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements under FAS 123R and expect the adoption to have a material impact on the consolidated statements of operations and comprehensive loss and net loss per share.

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

Consolidated Results of Operations

     During the preparation of our financial statements for the year ended December 31, 2004, we revised our classification with regard to amortization of acquired technology and capitalized software costs, which resulted in the revision of classification of expenses totaling approximately $35,000 for the quarter ended March 31, 2004 from operating expenses — amortization of intangibles to cost of revenue in the current presentation as we determined that these expenses were more appropriately classified as cost of revenue in accordance with FAS 86 and related accounting literature. This revision of classification had no impact on net loss, stockholders’ equity or cash flows as previously reported.

     Percentage comparisons have been omitted within the following table where they are not considered meaningful. Certain information reported in previous periods has been reclassified to conform to current presentation. All amounts, except amounts expressed as a percentage, are presented in the following table in thousands.

	Quarters Ended
	March 31,		Variance
	2005	2004	$	%
Revenue
Digital media services
Digital media store services	$3,967	$103	$3,864
Encoding services	545	339	206	61%
Content protection services	859	155	704
Samples services	301	474	(173)	(36)%
Internet radio and hosting services	146	374	(228)	(61)%
Webcasting	211	367	(156)	(43)%
Media restoration services	—	179	(179)	(100)%

Total revenue	6,029	1,991	4,038	203%
Cost of revenue	6,309	1,461	4,848	332%
Gross profit (loss)	(280)	530	(810)	(153)%

Operating expenses
Sales and marketing	1,931	635	1,296	204%
Research and development	1,784	590	2,329	138%
General and administrative	3,637	1,960	1,677	86%
Amortization of intangibles	100	105	(5)	(5)%
Stock-based compensation	57	122	(65)	(53)%
Special charges (credits) — other	(43)	(50)	7	(14)%

Total operating expenses	7,466	3,362	4,104	122%

Interest income	208	79	129	163%
Interest expense	(74)	(71)	(3)	4%
Other income, net	160	3	157

Net loss	$(7,452)	$(2,821)	$(4,631)	164%

Quarter Ended March 31, 2005 compared to 2004

     Revenue. Revenue increased for the first quarter 2005 to $6.0 million from $2.0 million for first quarter 2004 due primarily to the acquisitions of OD2 (which generated a substantial majority of our 2005 music store services revenue) and Overpeer (which generated all of our 2005 and 2004 content protection services revenue), as well as increased encoding revenue, offset by declining revenue in our samples services, internet radio and hosting, webcasting and media restoration service offerings.

     During the first quarter 2005, no single customer accounted for 10% or more of total revenue. During the first quarter 2004, revenue from one customer represented 11% of total revenue. Revenue generated from our international operations was $3.9 million for the first quarter 2005 compared to zero for the first quarter 2004, due to our acquisition of OD2 in June 2004.

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

     Digital media store services revenue. Revenue from digital media store services increased to $4.0 million in the first quarter 2005, from $103,000 in the first quarter 2004, as a result of our acquisition of OD2 in June 2004. Digital media store services revenue as a percentage of total revenue was 65% in the first quarter 2005 and 5% in the first quarter 2004. We expect that our digital media store services revenue will demonstrate a faster growth rate than any of our other service offerings as we continue to deploy these services globally and consumer adoption increases. In addition, although in 2005 and 2004 our digital media store services revenue consisted exclusively of music store services revenue, we plan to extend our store services offerings to other media, such as video, music video and games. In the first quarter 2004, we generated approximately $103,000 of digital media store services revenue from fulfillment of ringtunes and rights clearing services.

     Since our acquisition of OD2, revenue from digital media store services consists principally of platform service fees and transaction related distribution or revenue sharing fees which are summarized below.

•	Platform service fees are generally recognized as revenue over the term of the customer contract and represent charges in connection with enabling the service and maintaining its overall functionality during the term of the customer contract, which is generally one to three years. We charge platform fees to our customers in a variety of manners, including initial set-up fees, monthly only fees, or a combination of initial set-up and monthly fees.

•	We also share in the proceeds of consumer transactions such as digital downloads. This scaleable revenue stream enables us to participate directly in the success of our customers’ music store services that we enable and manage.

     Encoding revenue. Revenue from encoding services increased to $545,000 in the first quarter 2005 from $339,000 in the first quarter 2004. Revenue from encoding services generally fluctuates based on the volume of the content delivered to our customers and the price charged for the services provided. Our encoding services customers are typically digital service providers, or DSPs, who upon launch of their services require delivery of a significant amount of encoded content. After initial content deliveries, DSPs typically receive only periodic new release updates. As a result, encoding services revenue is typically weighted toward the front end of our DSP customer contracts. We expect that as the number of new DSPs that require encoding of substantial catalogs of digital media decreases, revenue from our encoding services will similarly decrease. Growth in the encoding services line is driven by several key factors, including the number of new digital retailer launches, the addition of new content partners as customers, and the inclusion of large one-off encoding projects, including those driven by the introduction of new digital file formats. A majority of our encoding revenue is currently derived from our relationship with EMI music. Our revenue from encoding services may fluctuate in the future based on these factors, among others.

     Content protection services revenue. Content protection services are provided by our Overpeer subsidiary, which we acquired in March 2004. Accordingly, we reported only one month’s revenue from such services during the first quarter 2004. Content protection services revenue totaled $859,000 for the first quarter 2005, or 15% of first quarter 2005 revenue. Revenue for content protection services is generated from service fees based on the number of titles protected and the level of protection requested. We provide our content protection services customers with guaranteed service performance levels or SLAs. If we fail to meet these service level guarantees, we could be liable for monetary credits or refunds of service fees previously paid or owed to us. Content protection services are typically provided under renewable contracts that range in length from one to two years. Content protection services revenue from three customers accounted for 70% of total content protection services revenue in the first quarter 2005. With increased attempts to thwart our content protection services by peer-to-peer networks and others, we experienced failures in meeting all of our service level guarantees in the first quarter of 2005, which negatively impacted our revenue and cost of revenue. There can be no assurances that these customers will renew their agreements as they expire or that we will meet all SLAs for all customers, and we expect content protection services revenue to fluctuate in future periods.

     Samples services revenue. Revenue from samples services generally fluctuates based on the volume of content streamed for our customers, which is primarily driven by their needs and the level of activity on their websites. Samples services revenue declined approximately 36% for the first quarter 2005 compared to first quarter 2004 from $474,000 to $301,000. This decrease was attributable to a combination of pricing pressures and changes in the volume of paid content streamed. Samples service revenue from one customer represented approximately 62% of total samples service revenue during the first quarter 2005. We expect that this samples service revenue will continue to fluctuate in the future based on these factors, among others.

     Internet radio and hosting services revenue. Revenue from internet radio and hosting services decreased to $146,000 in the first quarter 2005 from $374,000 in the first quarter 2004. Revenue from internet radio and hosting services generally fluctuates based on the volume of content streamed for our customers, which is primarily driven by their needs and the level of activity on their websites. The decrease in internet radio and hosting services revenue for the first quarter 2005 as compared to the first quarter 2004 primarily relates to a decreased volume of content streamed. Because this revenue stream is dependent upon the volume of content streamed as well as the dollar amount of license sales, if any, we expect that revenue from these services will continue to fluctuate in the future.

     Webcasting revenue. In late 2003, we refocused our webcasting services on customer relationships that provide higher margins. As a result, revenue from webcasting services volume decreased significantly for the first quarter 2005 compared to the first quarter 2004 from $367,000 to $211,000. In addition, we have decreased our sales efforts on our webcasting services and expect that webcasting services revenue will not increase in future periods. Due to the fact that this revenue stream is volume dependent, and that this service offering is not a strategic focus, we expect that revenue from these services will continue to fluctuate in the future.

     Media restoration services revenue. Media restoration revenue for the first quarter 2004 does not include a full three months of revenue due to the transfer of our media restoration business on January 30, 2004 as discussed above. We do not expect media restoration services to be an integral portion of our revenue in future periods.

     Deferred revenue. Deferred revenue is comprised of the unrecognized revenue related to unearned platform fees and other prepayments for which the earnings process has not been completed. Deferred revenue at March 31, 2005 was $6.5 million compared to approximately $5.7 million at December 31, 2004. The increase in deferred revenue during the first quarter 2005 is primarily due to recognition of revenue on existing contracts occurring at a slower rate than revenue deferrals under new contracts, and an increase in the number of unutilized, pre-paid music credits for our digital media store services.

     Cost of revenue. Cost of revenue includes the cost of production, including personnel, cost of royalties to content providers and publishers, technical support, transaction processing fees, bandwidth and hosting costs, depreciation and amortization of infrastructure assets related to our service offerings, amortization of acquired technology resulting from acquisitions and an allocated portion of equipment, information services personnel and facility-related costs. Cost of revenue increased to $6.3 million in the first quarter 2005 from $1.3 million in the first quarter 2004. In mid-2004 and through the first quarter 2005 we began to expand our digital media services work force in order to meet the demands of anticipated growth and new initiatives particularly in relation to our music store services. Cost of revenue related to Overpeer Inc., which was acquired in March 2004, was approximately $116,000 in the first quarter 2004, and included payroll and related expenses of approximately $34,000. Gross profit margins are generally lower for our music store services as compared to our other services, principally as a result of the significant royalties payable to the content providers and publishers on each transaction. During the first quarter 2005, our cost of revenue was higher than expected, due primarily to increased fixed costs from investment in our platform, infrastructure and operations, as well as increased licensing costs. As music store services grow, we expect fluctuations in our overall gross profit margin percentage depending upon our overall mix of revenue. However, since this is a digital business with lower incremental fixed costs, as transaction volumes increase we expect that the future growth in transactional volumes will contribute to a reduction in our net loss. We expect cost of revenue related to our digital media services to continue to increase in 2005 as compared to 2004.

     Depreciation included in cost of revenue increased to approximately $519,000 in the first quarter 2005 from $342,000 in the first quarter 2004. This increase is due primarily to our acquisition of OD2 and Overpeer. Amortization expense included in cost of revenue was $138,000 in the first quarter 2005 and $35,000 in the first quarter 2004 and is primarily the result of the amortization of acquired technology.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel and communication, and marketing expenditures such as advertising, public relations costs and trade show expenses and an allocated portion of equipment, information services personnel and facility-related costs. Sales and marketing expenses for the first quarter 2005 increased to approximately $1.9 million from approximately $635,000 in the first quarter 2004, primarily due to increased sales and marketing activities with respect to our digital media store services and content protection services, as well as an increase in allocated equipment and facility-related costs. Sales and marketing expenses as a percentage of total revenue were 32% in the first quarter 2005 and 32% in the first quarter 2004. We expect that we will continue to invest significantly in sales and marketing in 2005, as we believe that a substantial sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our digital media services, in particular our digital media store services.

     Research and development. Research and development expenses include labor and other related costs of the continued development and support of our digital media services and an allocated portion of equipment, information services personnel and facility-related costs. To date, the majority of research and development costs have been expensed as incurred. Research and development expenses increased to approximately $1.8 million in the first quarter 2005 from approximately $590,000 in the first quarter 2004 primarily as a result of continued efforts relating to our digital media store services offerings, including mobile offerings, and content protection services, as well as an increase in allocated equipment and facility-related costs. Research and development expenses as a percentage of total revenue were 30% in the first quarters of 2005 and 2004. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our digital media services offerings, in particular our digital media store services, and to develop additional applications. Accordingly, we anticipate that we will continue to invest in research and development for the foreseeable future, and we anticipate research and development costs as an absolute dollar amount will fluctuate, depending primarily upon the volume of future revenue, customer needs, staffing levels, overhead costs and our assessment of market demands.

     General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, legal and administrative personnel, legal expenses, an allocated portion of equipment, information services personnel and facility-related costs, and costs associated with being a public company, including but not limited to, consulting and audit fees related to the Sarbanes-Oxley internal control certification requirements, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor relations, and professional services fees. General and administrative expenses increased to approximately $3.6 million in the first quarter 2005 from approximately $2.0 million in the first quarter 2004, primarily as a result of our acquisitions of Overpeer and OD2 in 2004, increases in our personnel costs and other resources to support our growth, severance costs, costs related to SEC filings and additional professional fees in order to comply with the requirements under the Sarbanes-Oxley Act of 2002. General and administrative expenses as a percentage of total revenue were 60% in the first quarter 2005 and 98% in the first quarter 2004. We expect that we will continue to incur these additional general and administrative expenses in varying degrees throughout 2005.

     Amortization of intangibles. Amortization of intangibles includes amortization of identified intangible assets related to acquisitions other than acquired technology, which is included in cost of revenue. Beginning in the first quarter 2004 we incurred amortization expense related to our acquisitions of Overpeer and, later, in the second quarter 2004, our acquisition of OD2. We expect amortization expense on an annual basis for 2005 to be approximately comparable to 2004 levels.

     Stock-based compensation. Stock-based compensation totaled $92,000 in the first quarter 2005, of which $35,000 is included in cost of revenue, consisting primarily of the amortization of deferred stock compensation of $35,000, stock-based compensation expense of $53,000 related to options granted to former employees as severance and termination benefits and $25,000 in amortization related to warrants granted in exchange for services, offset by a credit of $21,000 for variable stock compensation related to stock options that were repriced in 2001. Stock-based compensation totaled $141,000 in the first quarter 2004, of which $19,000 is included in cost of revenue, consisting primarily of the amortization of deferred stock compensation of $120,000, and stock-based compensation expense of $14,000 related to options granted to a consultant for services, and a credit of $12,000 for variable stock compensation related to options that were repriced in 2001.

     Special charges (credits). For the quarters ended March 31, 2005 and 2004, the amounts recorded as special charges (credits) related to facilities consolidations were credits of $43,000 and $50,000. In the first quarter 2005, as discussed in Note 4 to the unaudited condensed consolidated financial statements, we paid $360,000 of the $403,000 then remaining accrued special charge balance, as a final payment related to our former facility at 414 Olive Way, Seattle, Washington, and the $43,000 difference between the amount previously recorded in accrued special charges and the final settlement amounts of the underlying liabilities was reflected as a net credit to special charges (credits) in the unaudited condensed consolidated statements of operations. In February 2004, we entered into a lease settlement agreement with the landlord of our unoccupied facility in New York, New York pursuant to which we paid the landlord $450,000 and allowed the landlord to retain its security deposit of $212,000, for a total settlement of $662,000. The $50,000 difference between the amount previously recorded in accrued special charges and the final settlement amount was reflected as a credit to special charges (credits) during the first quarter 2004 in the unaudited condensed consolidated statements of operations.

     The following table reflects the activity in accrued special charges for the quarter ended March 31, 2005 (in thousands):

Facilities-related
Charges
Balance, December 31, 2004	$403
Additional accruals	—
Payments	(360)
Adjustments	(43)

Balance, March 31, 2005	$—

Interest income. Interest income totaled $208,000 in the first quarter 2005 compared to $79,000 in the first quarter 2004. Interest income consists of interest income and realized gains and losses on sales of our marketable securities. The increase was due primarily to higher average investment balance resulting from the proceeds received from the private equity financings completed in February 2004 and December 2004. We expect interest income will fluctuate during 2005 depending upon our average investment balances and yield rates throughout the year.

     Interest expense. Interest expense totaled $74,000 in the first quarter 2005 compared to $71,000 in the first quarter 2004, due to lower average debt balances but higher interest rates during 2005 as compared to 2004 and the voluntary repayment in full of our line of credit in March 2004. We expect that interest expense will continue to fluctuate in 2005 in relation to interest rates as we continue to make principal payments against our term loan balance.

     Other income, net. Other income for the first quarter 2005 consists principally of a net foreign exchange translation gain of $207,000. This gain was primarily the result of the impact of the relatively strengthened U.S. dollar on U.K. pound denominated liabilities incurred in connection with our acquisition of OD2. Other income for the first quarter 2004 of $3,000 consisted principally of gains on sales of excess equipment.

     Income taxes. We did not record income tax benefits related to our net operating losses in either the first quarter 2005 or first quarter 2004 as a result of the uncertainties regarding the realization of such net operating losses. Our foreign operations also have net operating losses. At March 31, 2005 and December 31, 2004, a valuation allowance equal to the deferred tax asset has been recorded.

Liquidity and Capital Resources

     We have financed our operations primarily through proceeds from public and private sales of our equity securities. To a lesser extent, we have financed our operations through equipment financing and traditional lending arrangements. As of March 31, 2005, our working capital was $21.8 million compared with $13.8 million at December 31, 2004. Our principal source of liquidity at March 31, 2005 was our cash, cash equivalents and marketable securities. As of March 31, 2005, we had approximately $34.0 million of cash and cash equivalents and marketable securities.

     In December 2004, we entered into a subscription agreement with a limited number of accredited investors pursuant to which we sold and issued to such investors 16,800,007 shares of our common stock, together with warrants to purchase 5,040,002 shares of common stock at an exercise price of $2.25 per share, for an aggregate purchase price of $25.2 million and net proceeds of $23.5 million. The warrants are not exercisable until six months after the December 23, 2004 closing date and are then exercisable until the fifth anniversary of the closing date. We also granted the investors a one year right to purchase 30% of any securities sold by Loudeye in future financings, subject to exceptions. We filed a registration statement in February 2005 covering the resale of the shares of common stock issued in this transaction and the shares of common stock underlying the warrants. This registration statement was declared effective by the SEC in April 2005. However, the registration statement was not filed and was not declared effective by the SEC within the time periods required under the subscription agreement, and as a result we are required to pay estimated liquidated damages of approximately $90,000.

     In March 2005, we completed a restructuring of remaining deferred and contingent payment obligations under the terms of the OD2 Acquisition Amendment Agreement. In March 2005, we issued 3,026,405 shares (valued at approximately $5.2 million based on March 31, 2005 exchange rates) as settlement for the remaining deferred consideration obligations of approximately £3.2 million (or approximately $6.0 million based on March 31, 2005 exchange rates). A registration statement covering the resale of these shares of common stock was declared effective by the SEC in April 2005. This amount excludes 528,014 shares issued but held in escrow. In addition, we paid $2.5 million in March and we are obligated to pay an additional £1.3 million (or approximately an aggregate of $4.9 million based on March 31, 2005 exchange rates) in cash in full satisfaction of the maximum potential contingent payment obligations of up to £10.0 million (or approximately $18.8 million based on March 31, 2005 exchange rates). This amount excludes £465,000 (approximately $874,000 based on March 31, 2005 exchange rates) to be held in escrow. This restructuring was agreed to by all of the former OD2 shareholders entitled to receive additional deferred and contingent payment consideration and it satisfies in full those obligations.

     Net cash used in operating activities was approximately $6.3 million and $3.2 million for the quarters ended March 31, 2005 and

2004. For 2005, cash used in operating activities resulted primarily from a net loss of $7.5 million, partially offset by non-cash charges for depreciation and amortization of approximately $980,000, stock-based compensation charges and other non cash items aggregating $172,000, and a net foreign currency transaction gain of $207,000. For the first quarter 2004, cash used in operating activities resulted primarily from net losses of $2.8 million, offset partially by charges, depreciation and amortization and increased by other adjustments and working capital charges. Cash used in operations is dependent upon our ability to achieve positive earnings and the timing of our payments and collections and we expect that it will continue to fluctuate from period to period.

     Net cash used in investing activities was approximately $1.7 million for the quarter ended March 31, 2005. Net cash provided by investing activities was approximately $6.4 million in the first quarter 2004. For the first quarter 2005, cash provided by investing activities consisted principally of payments made to former OD2 shareholders of $2.5 million, purchases of property and equipment of $375,000, and net purchases of short-term marketable securities of $300,000. For the first quarter 2004, cash used in investing activities related primarily to net purchases of short-term investments of $4.6 million and purchases of property and equipment of $1.8 million, consisting principally of equipment to upgrade the storage and access systems for our digital music archive and investments in capital equipment for our Overpeer anti-piracy service offering.

     Cash provided by financing activities in the first quarter 2005 was approximately $347,000, consisting primarily of proceeds from the exercise of stock options of $639,000. This was partially offset by principal payments on our debt and capital lease obligations of $292,000. Cash provided by financing activities was $17.5 million in the first quarter 2004 consisting primarily of net proceeds from the private equity financing in February 2004 offset partially by principal payments on our debt and capital lease obligations of $1.6 million.

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

     In March 2005, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Term Loan”) with Silicon Valley Bank (“SVB”). The Amended Term Loan amends and restates our December 31, 2003 loan and security agreement with SVB (the “Original Loan Agreement”). There are three primary components of the Amended Term Loan as follows:

·	A term loan in the amount of $3.0 million, with a balance as of March 31, 2005, of approximately $1.8 million. The term loan bears interest at an annual rate of 0.5% above the prime interest rate (which rate was previously 1.25% above the prime interest rate under the terms of the December 31, 2003 loan and security agreement). Payments of principal and interest total $83,333 per month for 36 months from December 31, 2003. Once repaid, the term loan may not be reborrowed.

·	A new equipment term loan facility in the amount of $2.5 million, with a balance as of March 31, 2005, of zero. The equipment loan facility is available on or before October 31, 2005, in minimum draw amounts of $250,000. The equipment loan bears interest at an annual rate of 0.5% above the prime interest rate. Any advances drawn on the equipment loan facility will be payable monthly over 36 months.

·	A new guidance line facility in the amount of $1.5 million, which is available through March 29, 2006, with a balance as of March 31, 2005, of approximately $263,000.

Borrowings under the Amended Term Loan are collateralized by substantially all of our assets. In addition, the Amended Term Loan restricts, among other things, our borrowings, dividend payments, stock repurchases, and sales or transfers of ownership or control, and contains certain other restrictive covenants that require Loudeye to maintain a certain quick ratio and tangible net worth, as defined in the Amended Term Loan.

     We were notified by SVB on October 7, 2004 that we were not in compliance with two restrictive financial covenants under the Original Loan Agreement that require us to maintain a certain quick ratio and a minimum tangible net worth, each as defined in the loan agreement. We subsequently established a certificate of deposit in the amount of approximately $2.2 million, which was equal to the then outstanding loan balance. As a result, we were notified by SVB on October 11, 2004 that it had cured the default within the cure period. Restricted cash of $2.0 million was reflected on our December 31, 2004 balance sheet related to the certificate of deposit. As of March 31, 2005, we were in compliance with covenants under the Amended Term Loan, and as a result the restricted cash held as collateral at December 31, 2004 was released.

     At March 31, 2005, approximately $744,000 of other restricted cash is held in investment accounts that serve as collateral for standby letters of credit for certain of our capital and operating lease obligations and as escrow under the terms of our OD2 transaction.

     We have incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $216.7 million at March 31, 2005. Historically, we have funded our operations through sales of equity securities, borrowings under our credit facilities and proceeds from exercises of stock options and warrants. However, there can be no assurance that our cash balances after March 31, 2005 will be sufficient to sustain our operations until profitable operations and positive cash flows are achieved.

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

     Prior to 2004, we implemented cost containment efforts and recorded special charges related to corporate restructurings and facilities consolidation. We continue to focus on maximizing the performance of our business and controlling costs to respond to the economic environment and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. As such, we may incur further facility consolidations or restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

     While we will continue to implement cost containment efforts across our business, our operating expenses will consume a material amount of our cash resources. We believe that the total amount of our cash and cash equivalents and marketable securities along with our commercial credit facilities will be sufficient to meet our anticipated cash needs for working capital or other purposes for at least the next twelve months. Thereafter, depending on the development of our business, we will likely require additional funds to support our working capital requirements, unanticipated expenses, opportunities for acquisitions or other business initiatives we encounter and we may seek to raise such additional working capital through public or private equity or debt financing (including debt convertible into equity) or from other sources. We may not be able to obtain adequate or favorable financing at that time. Our history of declining market valuation and volatility in our stock price could make it difficult for us to raise capital on favorable terms. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders.

     We do not hold derivative financial instruments or equity securities in our investment portfolio. Our cash equivalents and marketable securities consist primarily of highly liquid money market funds, as specified in our investment policy guidelines. As a result, we would not expect our operating results or cash flows to be significantly affected by a sudden change in market interest rates in our securities portfolio.

     We conduct our operations in two primary functional currencies: the United States dollar and the British pound. Since our acquisition of OD2 in June 2004, fluctuations in foreign exchange rates have had a significant impact on our financial condition and results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in British pounds, except outside of the UK, where we invoice our customers primarily in euros. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries and accrued acquisition consideration relating to the OD2 transaction. For the quarter ended March 31, 2005, we recognized a $207,000 transaction gain on accrued acquisition consideration related to the OD2 transaction. Foreign exchange rate fluctuations and changes in foreign economic conditions did not have a material impact on our financial results for the quarter ended March 31, 2004.

Contractual Obligations

     The following table provides aggregated, consolidated information about our contractual obligations as of March 31, 2005 (in thousands).

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 years	4-5 years	5 years
Contractual Obligations
Long-term debt and capital leases	$1,843	$1,093	$750	$—	$—
Operating leases (1)	3,783	1,421	705	403	1,254
Accrued acquisition consideration	2,476	2,476	—	—	—
Bandwidth and co-location purchase obligations (2)	433	414	19	—	—

Total contractual obligations	$8,535	$5,404	$1,474	$403	$1,254

(1)	Our future minimum rental commitments under noncancellable leases comprise the majority of the operating lease obligations presented above. We expect to fund these commitments with existing cash and cash flows from operations.

(2)	Many of the contracts underlying these obligations contain renewal provisions, generally for a period of one year. In addition, amounts payable under these contracts may vary based on the volume of data transferred. The amounts in the table represent the base fee amount. We also have contracts for bandwidth and collocation services that run on a month-to-month basis and for which there are no unconditional obligations. Monthly amounts due under the month-to-month contracts are approximately $235,000 and have been excluded from the table above.

Excluded from the table above are the following:

•	Although we have included the $2.5 million in accrued acquisition consideration as we are required to make an additional payment under the March restructuring of the OD2 payment obligations in July 2005, this amount excludes approximately $375,000 to be held in escrow which is not recorded. Such amount will be held in escrow by Loudeye when due in accordance with the terms of the OD2 transaction.

•	Deferred revenue of $6.5 million has been excluded from the table above as the related liabilities will not be settled in cash.

•	Loudeye expects to issue up to 1,540,238 additional shares of its common stock, representing shares to be issued to OD2 option holders issuable upon exercise of OD2 options assumed by Loudeye in connection with the OD2 acquisition in June 2004. The associated common stock payable of $2.2 million has been excluded as the related liability will not be settled in cash.

•	Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specifically fixed or minimum quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. There were no known contracts or purchase orders exceeding $100,000 in the aggregate.

     Since inception, we have sustained substantial net losses to sustain our growth and establish our business. For 2005, we will continue to focus on managing costs and increasing revenue. We expect the following additional items may represent significant uses of capital resources in the foreseeable future:

•	We have certain commitments under existing arrangements with certain licensors of copyrighted materials that may require payments estimated to be approximately $3.0 million in 2005. These amounts are included in accrued and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

•	We may enter into future transactions where we acquire complementary businesses. Such acquisitions may require the use of our capital resources.

     We believe that our existing cash, cash equivalents, marketable securities, and our commercial credit facilities will be sufficient to fund our operations and meet our working capital and capital expenditure requirements for 2005.

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

     Other. In February 2005, we entered into a twelve month agreement in the ordinary course of business with an internet service provider (ISP) in Europe, under which we will provide the ISP’s customers with promotional credits that may be redeemed for a range of digital media download services through February 2006. We will receive a fixed fee of €1.8 million (approximately $2.3 million based on March 31, 2005 exchange rates) under the agreement. Depending upon the actual redemption rate with respect to such promotional credits provided to the ISP’s customers during the term of the agreement, our cost of revenue associated with this agreement could vary significantly. At a zero redemption rate, our incremental cost of revenue is nominal and we would generate gross margins approximating the €1.8 million fee. Conversely, if significantly more credits are redeemed than expected, we could experience negative gross margins from this agreement of up to €715,000 (approximately $923,000 based on March 31, 2005 exchange rates). Our expectation is that actual redemption rate will fall somewhere within that range, and as such, we expect to generate positive gross margin from this agreement. If the number of credits redeemed during the twelve month term of the agreement does not reach certain minimum levels, the term of the credits may be extended for an additional twelve months. In addition, we expect to defer revenue under this agreement until the volume of digital downloads is reasonably determinable, which could result in deferral of all revenue under the agreement until February 2007. Further, as the transaction is denominated in Euros, if we do not hedge the arrangement, we could be subject to foreign currency gains or losses. As of the date of this filing, no losses had been incurred or estimated under this agreement.

Legal Proceedings

     For a detailed discussion of our legal proceedings, please refer to the discussion in note 7 to our unaudited condensed consolidated financial statements for the quarter ended March 31, 2005.

Factors That May Affect Our Business, Future Operating Results and Financial Condition

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

     As of March 31, 2005, we had an accumulated deficit of $216.7 million. We have incurred net losses from inception, and we expect to continue to incur net losses in future periods. To achieve future profitability, we will need to generate additional revenue or reduce expenditures. We can give no assurance that we will achieve sufficient revenue or reduced expenditures to be profitable on either a quarterly or annual basis in the future. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on either a quarterly or annual basis.

Our quarterly and annual financial results will continue to fluctuate making it difficult to forecast our operating results.

     Our quarterly and annual operating results have fluctuated in the past and we expect our revenue and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are beyond our control, including:

•	Market acceptance of our services;

•	Variability in demand for our digital media services;

•	Competition from other companies entering our markets;

•	The actual, commercial launch date of major new digital media stores;

•	The commitment of our customers to adequately market and promote their digital media stores;

•	Ability of our customers and ourselves to procure necessary intellectual property rights for digital media content;

•	Willingness of our customers to enter into longer-term volume or recurring revenue digital media services agreements and purchase orders in light of the economic and legal uncertainties related to their business models;

•	Charges related to restructuring of our business, including personnel reductions and excess facilities; and

•	Governmental regulations affecting use of the Internet, including regulations concerning intellectual property rights and security measures.

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

     We have completed a number of acquisitions during the past three fiscal years, and we expect to continue to pursue strategic acquisitions in the future. In March 2004, we completed the acquisition of Overpeer and in June 2004 we completed the acquisition of OD2. Integrating the Overpeer and OD2 acquisitions and completing any potential future acquisitions could cause significant diversions of management time and company resources. In the past, we have divested acquired assets, partially as a result of failure of an acquired company’s business to integrate fully with ours, as with the media restoration business of our former Vidipax subsidiary that we acquired in June 2000 and divested in early 2004. We may in the future divest other acquired assets. Our business, financial condition and results of operations could be materially and adversely affected if we are unable to integrate the operations of current or future acquired companies or joint ventures.

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

Our success is dependent on the performance and integration of our new CEO and CFO/COO and the cooperation, performance and retention of our executive officers and key employees.

     Michael Brochu joined as our chief executive officer on January 31, 2005. Ronald Stevens joined as our chief financial officer and chief operating officer on March 7, 2005. Our business and operations are substantially dependent on the performance and integration of our new CEO and COO/CFO, as well as the performance of our other executives. Our senior executives have worked together for only a short period of time. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

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

We make estimates of music publishing and performance rates; a determination of higher than estimated royalty rates could negatively impact our operating results.

     We must make estimates of our music publishing rights and music royalties owed for our domestic and international music services. Differences in judgments or estimates could result in material differences in the amount and timing of our music publishing and royalty expense for any period. Under U.S. and foreign copyright laws, we may be required to pay licensing fees for digital sound recordings and compositions we deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. For example, royalty rates associated with streaming musical compositions in the U.S. and abroad are not fully established with respect to public performances and, if required, reproductions. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to our current or historic sales of our digital music offerings. We may be required to pay a rate that is higher than we expect, or the issue may be submitted to a “Rate Court” for judicial determination. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While we base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.

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

     Competition in our business-to-business digital media content services comes from in-house efforts by our potential customers, and from companies such as Groove Mobile (formerly Chaoticom), Liquid Digital, Melodeo, MusicNet, Inc., MusicNow LLC, MusiWave, MPO Group, Siemens AG, Soundbuzz and Digital World Services AG. Competitors for our anti-piracy services business include Macrovision, MediaDefender and Media Sentry. In addition, our customers for digital media distribution services face competition from other providers of digital distribution services to customers including Apple Computer Inc.’s iTunes, Napster, RealNetworks Inc.’s Rhapsody, MusicNet, Inc. and Sony Connect Inc. We face potential competition from other companies that may seek in the future to provide business-to-business digital media services to our customers. Many of our competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors’ services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain or maintain market share and customer loyalty and to generate sufficient revenue to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and results of operations.

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

     A limited number of customers have accounted for a significant percentage of our revenue and may continue to do so for the foreseeable future. During the quarter ended March 31, 2005, no customers accounted for 10% or more of our revenue. During the quarter ended March 31, 2004, one customer accounted for approximately 11% of our revenue. We believe that a small number of customers may continue to account for a significant percentage of our revenue for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to complete or deliver a project on a timely basis during a given quarter is likely to significantly reduce revenue. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our financial condition, revenue and operating results could suffer. If we are unsuccessful in increasing and broadening our customer base, our business could be harmed.

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

     The average selling prices of our services may be lower than expected as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments or otherwise. The pricing of services sold to our customers depends on the duration of the agreement, the specific requirements of the order, the sales and service support and other contractual agreements. We have experienced and expect to continue to experience pricing pressure and anticipate that the average selling prices and overall gross margins for our services may be impacted. We may not be successful in developing and introducing on a timely basis new services with enhanced features or improved versions of our existing services that can be sold at higher gross margins.

Our music store business generally has lower gross margins than other lines of our business and in the first quarter 2005 we had a negative gross margin across our entire business.

     In June 2004, we acquired OD2 and subsequently have placed greater focus on growing our music store services. On a blended basis, costs of our music store services as a percentage of the revenue generated by those services are generally higher than those of our digital media content services and content protection services. The cost of third party music content, in particular, is a substantial percentage of revenue we receive from our music store customers and is unlikely to decrease significantly over time as a percentage of revenue. A trend towards more music store services as a percentage of our total revenue will reduce our overall gross margins. Primarily as a result of decreased revenue and an increased allocation of fixed costs from our investment in our music store platform, infrastructure and operations, as well as increased costs of bandwidth, we experienced an overall negative gross margin across our entire business. We may not be successful at generating sufficient revenue and/or reducing our cost of revenue and achieving gross profit margins in the future.

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

     In connection with our content protection services and encoding services, we provide our customers with guaranteed service performance levels. If we fail to meet these guaranteed performance metrics, we could be liable for monetary credits or refunds of service fees previously paid or owed to us. We have provided certain customers with credits for performance level failures and while we endeavor to avoid the imposition of such credits, we can not be certain we will always meet our service level guarantees. Our contracts generally provide for credits of a portion of the fees otherwise payable to us for the service in the event of a service level failure. Any failure could also result in termination of service contracts and could damage our reputation and ability to attract or retain customers.

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

     The existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. Internal investment to improve our internal controls over financial reporting, third party consulting services related to our internal control over financial reporting and internal control testing and auditing has increased our general and administrative costs. We expect these increased costs to continue to be incurred throughout 2005.

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

We are subject to exchange rate risk in connection with approximately £1.6 million (approximately $3.0 million based on exchange rates as of March 31, 2005) that is payable in cash to former OD2 shareholders in July 2005, and in connection with our international operations.

     We are obligated to pay approximately £1.6 million (approximately $3.0 million based on exchange rates as of March 31, 2005) in cash in July 2005 to former OD2 shareholders. The payments are payable in British pounds, and accordingly, we are exposed to risks with changes in the prevailing exchange rate. We may hedge this risk. If we do not hedge against exchange rate risk, any decrease in the value of the U.S. dollar against the British pound will cause a proportional increase in the amount of the future consideration we must pay to the former OD2 shareholders.

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

     Our common stock trades on the Nasdaq SmallCap Market. Our common stock has experienced extreme price and volume fluctuations to date. To illustrate, since January 1, 2003, the highest closing sales price for our common stock was $3.02, while the lowest closing sales price was $0.18. In the future, the market price and trading volume of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

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

     As of April 30, 2005, we had on file with the SEC an effective registration statement for a total of approximately 47.0 million shares, including approximately 5.9 million shares issuable upon exercise of outstanding warrants, for resale by selling stockholders representing approximately 42% of our common stock then outstanding.

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

     In September and October 2004 and in May 2005, our common stock traded at prices below $1.00 per share. If our stock price trades below $1.00 per share for an extended period, it may be delisted from the Nasdaq SmallCap Market, which would have an adverse effect on our business and on the trading of our common stock. In order to maintain compliance with Nasdaq SmallCap listing standards, we may consider several strategies. For example, at our 2005 annual meeting, we will submit to a stockholder vote a proposal to approve a potential reverse stock split. We cannot predict what effect a reverse stock split would have on the market price of our common stock or our ability to maintain compliance with the listing standards of the Nasdaq SmallCap market. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

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

As a result of accounting regulations which will become applicable to us on January 1, 2006 requiring companies to expense stock options, our expenses will increase and our stock price may decline.

     A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Board (FASB) has adopted rule changes with an effective date beginning January 1, 2006 requiring expensing of stock options. Currently, we include such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States, but do not include stock option expense for employee options in our reported financial statements. This change in accounting standards will require us to expense stock options, and as a result our reported expenses may increase significantly.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

     During the quarter ended March 31, 2005, the impact of changes in interest rates on the fair market value of our cash and cash equivalents and marketable securities caused an insignificant change in our net loss. Based on our invested cash and cash equivalents, marketable securities and restricted cash balances of approximately $34.8 million at March 31, 2005, a one percent change in interest rates would cause a change in interest income of approximately $348,000 per year. Due to the investment grade level of our investments, we anticipate no material market risk exposure. In addition, our term loan is based on the prime rate. Based on the $1.8 million balance outstanding at March 31, 2005, a one percent increase in the prime rate would increase our interest expense by $18,000 per year. We believe that the impact on the fair market value of our securities and on our operating results for 2005 from a hypothetical 1% increase or decrease in interest rates would not be material.

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

     At March 31, 2005, we were obligated to pay approximately £1.6 million (approximately $3.0 million based on exchange rates as of March 31, 2005), in cash in July 2005. We believe that the impact on the amount we have accrued with respect to our restructured payment obligation and on our operating results for 2005 if the U.S. dollar uniformly increases or decreases in strength by 1% relative to British pound would not be material.

     During the quarter ended March 31, 2005, we recorded a net foreign exchange transaction gain of approximately $207,000. Our operating results were not significantly affected by exchange rate fluctuations during the quarter ended March 31, 2004. In addition, the results of operations of OD2 are exposed to foreign exchange rate fluctuations as the financial results of this subsidiary are translated from the local currency to U.S. dollars upon consolidation. Because of the significance of the operations of OD2 to our consolidated operations, as exchange rates vary, net sales and other operating results, when translated, may differ materially from our prior performance and our expectations. In addition, because of the significance of our overseas operations, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our services and further negatively impact the results of our operations in a material and adverse manner. As a result of these market risks, the price of our stock could decline significantly and rapidly.

Item 4. Controls and Procedures.

     Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting and management’s assessment and our independent registered public accounting firm’s conclusion that our internal control over financial reporting was ineffective as of December 31, 2004. On March 31, 2005, Moss Adams LLP issued its report on management’s assessment of Loudeye’s internal control over financial reporting which appears in Loudeye’s 2004 Annual Report on Form 10-K.

     Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting for Loudeye.

     For the year ended December 31, 2004, management’s assessment of our internal control over financial reporting was limited to our operations excluding Overpeer and OD2 since we were permitted to exclude subsidiaries which we acquired during fiscal year 2004 from our internal control assessment at that date pursuant to the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Commission contained in the release captioned Frequently Asked Questions (revised October 6, 2004) regarding Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports. Overpeer and OD2 represented 12% of Loudeye’s total consolidated assets as of December 31, 2004, and 49% of total consolidated revenue for the year ended December 31, 2004. Overpeer and OD2 were included in management’s evaluation of our disclosure controls and procedures as of March 31, 2005.

     We first reported material weaknesses in our internal control over financial reporting in August 2004. We have included in the disclosure below all material weaknesses we have identified to date. We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses (both as of December 31, 2004 and as of March 31, 2005) and when we expect to have designed controls that, if operating effectively, management believes will be sufficient to remediate the material weaknesses identified below. Although Loudeye continues to take steps to remediate its identified material weaknesses, in accordance with current SEC and PCAOB guidance, management does not believe that it will be able to fully demonstrate that such material weaknesses have been fully remediated until Loudeye and its independent registered public accountants conduct their fiscal year-end processes and assessment of Loudeye’s internal control over financial reporting in connection with the December 31, 2005 annual measurement date.

     Management and our audit committee have assigned a high priority to the short- and long-term improvement of our disclosure controls and procedures and internal control over financial reporting.

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

•	Remediation as of December 31, 2004. During the fourth quarter of 2004, we filled four of five (two with temporary personnel) then existing positions within our accounting and finance department and created and filled three new positions in our accounting and finance departments. As a result, our accounting and finance staff consists of significantly more personnel with more accounting experience than was the case during the second and third quarters of 2004. However, as all planned personnel were not hired as of December 31, 2004, our remediation efforts were not complete as of the December 31, 2004 measurement date. Although our Overpeer and OD2 subsidiaries were outside the scope of our assessment of our internal control over financial reporting as of December 31, 2004, we have already identified a potential need to hire additional qualified personnel for our finance and accounting function at OD2.

•	Remediation as of March 31, 2005. During the first quarter 2005, we hired two permanent employees to replace the temporary personnel and filled the fifth existing position. In addition, during the first quarter 2005, we created and filled a new position in our accounting and finance department at OD2 with temporary personnel.

•	Timing. With the completion of our hiring efforts during the first quarter of 2005, we believe as of the date of this report that we have remediated this material weakness at Loudeye.

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

     As a result, Loudeye did not have sufficient internal control over financial reporting to ensure underlying transactions are being appropriately and timely accounted for, which could lead to material misstatements in the financial statements not being detected in a timely manner.

•	Remediation as of December 31, 2004. In the fourth quarter 2004, we began to implement new controls and procedures designed to ensure proper oversight of work performed by employees in our accounting and finance functions. As of December 31, 2004, these efforts were not complete or sufficiently integrated into our existing control environment.

•	Remediation as of March 31, 2005. In the first quarter 2005, our remediation efforts have continued, aided by the additional staff we have hired within our accounting and finance department. For example, we have established new reconciliation, review and documentation requirements for finance and accounting employees to ensure that:

•	Journal entries, including the appropriate supporting documentation, are reviewed, approved and documented prior to being posted to the general ledger.

•	Sub ledgers, balance sheet and income statement accounts are periodically reconciled, including the clearing of any reconciling items, and reviewed and approved in a timely manner.

•	Payroll and employee benefit calculations, payments and related journal entries are reviewed, approved and documented prior to posting in the general ledger.

•	Royalty related tracking, reporting and accounting is reviewed, approved and documented in a timely manner.

•	System generated reports, invoicing support, and credit requests are reviewed, approved and documented prior to posting to the general ledger.

•	Invoices received for goods and services are properly approved and invoice coding is reviewed, approved and documented prior to posting to the general ledger.

•	Open purchase orders are periodically reviewed, investigated as necessary and documented. Support and the basis for accruals of amounts in the general ledger is reviewed, approved and documented prior to posting to the general ledger.

•	Documents supporting the monthly, quarterly and annual consolidation and general ledger closing process are reviewed, approved and documented as part of the periodic closing process. Income statement and balance sheet accounts are reviewed approved and documented monthly using actual to budget and/or actual to prior period actual comparisons.

•	Supporting working papers and documentation for financial data included in all financial reports are reviewed, approved and documented. Final signed copies of SEC filings are retained.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the second and third quarters of 2005.

     Deficiencies pertaining to the lack of controls or ineffectively designed controls. We noted that there are an insufficient number of effectively designed controls or there are ineffectively designed controls to ensure that:

•	All revenue transactions occurred, are accurately calculated in accordance with the terms of the applicable contract, are processed properly and are accurately reflected in the proper period in the general ledger.

•	All royalty transactions occurred, are accurately calculated in accordance with the terms of the applicable contract, are processed properly and are accurately reflected in the proper period in the general ledger.

•	All revenue transactions are properly authorized before entry into the general ledger.

As a result, adjustments to our revenue and royalty accounts and financial statements could occur.

•	Remediation as of December 31, 2004. We did not complete any significant remediation efforts with respect to this material weakness during the year ended December 31, 2004.

•	Remediation as of March 31, 2005. Beginning in March 2005, we focused our remediation efforts with respect to these deficiencies on designing automated systems for tracking, reporting and recording revenue generating transactions and associated royalty obligations.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the second and third quarters of 2005.

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

•	Remediation as of December 31, 2004. As of December 31, 2004, our remediation efforts were not complete. In the fourth quarter 2004, we began to document controls and procedures designed to ensure proper oversight of work performed by employees in our information technology operations and program and development functions. We began work to ensure that:

•	A software development lifecycle (SDLC) methodology is documented and controls relevant to testing and approvals are implemented as designed.

•	A “change management” process is documented and controls relating to approvals are implemented as designed.

•	Controls are implemented for managing security and physical access to systems, data, and applications that support financial reporting.

•	Access policy and controls include a periodic review by management of access privileges.

•	Transaction flows for applications that capture and report financial data are properly documented.

•	Remediation as of March 31, 2005. During the first quarter of 2005 we continued to document controls and procedures designed to ensure proper oversight of work performed by employees in our information technology operations and program and development functions.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the second quarter and third quarters of 2005.

     Deficiencies relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto. We first identified this material weakness as it relates to significant non-routine transactions in August 2004 in connection with completing our quarterly report on Form 10-Q for the quarter ended June 30, 2004 and the accounting treatment relating to our acquisition of OD2.

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

As a result, Loudeye did not have sufficient internal control over financial reporting to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.

•	Remediation as of December 31, 2004. During the fourth quarter 2004, we filled four of five (two with temporary personnel) then existing positions within our accounting and finance department and created and filled three new positions in our accounting and finance departments. However, because we had not filled all of the vacancies in our accounting and finance department as of December 31, 2004, our remediation efforts with respect to this material weakness were not complete as of the December 31, 2004 measurement date.

•	Remediation as of March 31, 2005. During the first quarter 2005, we hired two permanent employees to replace the temporary personnel and filled the fifth position. As a result, our accounting and finance staff consists of significantly more personnel with more accounting experience than was the case during the second and third quarters of 2004. We have also implemented processes by which the classification of expenses, significant revenue related and non-routine transactions are reviewed for application of GAAP by accounting and finance personnel with appropriate subject matter expertise, by members of senior management, and, where appropriate by our audit committee or our board of directors.

•	Timing. We completed our hiring efforts during the first quarter 2005. We will continue to monitor our remediation efforts with respect to this material weakness and anticipate completing our remediation efforts during the second quarter of 2005.

     Failure to appropriately assess and monitor the effectiveness of controls executed by third party service providers, and to adequately implement and/or maintain customer level controls related to the provision of services by third party service providers. We identified design deficiencies in our customer level controls including:

•	Failure to provide timely written notification to third party service providers of changes in Loudeye authorized personnel that result from Loudeye employee terminations.

•	Insufficient review and approval, and insufficient documentation of review and approval, of input reports prior to their submission to the service provider and of output reports received from service providers.

     As a result, the information and reports from third-party service providers received and utilized by us may contain errors.

•	Remediation as of December 31, 2004. In the fourth quarter 2004, we began to implement new controls and procedures designed to ensure proper oversight of work performed by employees in our accounting and finance functions. As of December 31, 2004, these efforts were not complete.

•	Remediation as of March 31, 2005. In the first quarter 2005, our remediation efforts have continued, aided by the additional staff we have hired within our accounting and finance department. For example, we have established new reconciliation, review and documentation requirements for finance and accounting employees to ensure that, among other things, payroll and benefit related reports are reviewed and approved prior to submission to the third party provider and that output reports received from the service provider are also reviewed and approved. Additionally, we put controls in place to ensure we provide timely written notification to third party service providers of changes in authorized Loudeye personnel.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the second and third quarters of 2005.

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

•	Remediation as of December 31, 2004. In the fourth quarter 2004, we began to implement new controls and procedures designed to ensure that company-wide policies and procedures are systematically communicated and that documentation evidencing employees’ receipt thereof is retained. As of December 31, 2004, these efforts were not complete.

•	Remediation as of March 31, 2005. We are continuing to remediate these deficiencies. In the first quarter 2005, we also began developing an ongoing monitoring system to facilitate continuous monitoring of our internal control over financial reporting.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the second and third quarters of 2005.

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

•	Remediation as of December 31, 2004. Although we believe these processes were designed effectively as of December 31, 2004, there was an insufficient sample base to enable us to demonstrate through testing that these controls were operating effectively as of December 31, 2004.

•	Remediation as of March 31, 2005. We have dedicated significant internal and external resources to our remediation efforts with respect to material weaknesses in our internal control over financial reporting as noted above. We expect to have a sufficient sampling base to enable us to test the effectiveness of our remediation efforts at future measurement dates and testing periods for our internal control over financial reporting.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third quarter 2005.

     The steps described above, including the hiring of additional qualified accounting and finance personnel, are designed to ensure that management’s evaluation of our disclosure controls and procedures and internal control over financial reporting is thorough and complete and that a timely and appropriate remediation plan is implemented. Our audit committee is overseeing management’s assessment and its implementation of a remediation plan and is prepared to take additional measures, where necessary, to ensure that management has the required resources in place to address known and not yet identified material weaknesses, significant control deficiencies and other control deficiencies. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as audit committee oversight, and we may make additional changes to our disclosure controls and procedures and internal control over financial reporting and related procedures. Although we have undertaken the foregoing initiatives, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our disclosure controls and procedures and internal control over financial reporting that have not previously been identified.

     Management estimates that we will incur additional costs in connection with our remediation efforts including outside advisor fees and incremental personnel costs. Management estimates that these costs will aggregate approximately $1 million for the fiscal year ended December 31, 2005.

     Except as disclosed above regarding remediation efforts we conducted in the first quarter 2005 with respect to the material weaknesses and deficiencies that we have identified, there were not any changes in our internal control over financial reporting, during the quarter ended March 31, 2005, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

     See Note 7 to the unaudited condensed consolidated financial statements for information concerning legal proceedings.

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

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
2.1(1)	Agreement to Amend Certain Terms of the Acquisition of On Demand Distribution Limited.

2.2(1)	Agreement to Amend Certain Terms of the Deed Poll of Warranty and Indemnity.

10.1(2)	Amended and Restated Loan and Security Agreement between Loudeye Corp. and Silicon Valley Bank dated March 30, 2005.

10.2(3)	Amended and Restated Employment Agreement dated as of January 31, 2005, between Loudeye Corp. and Michael Brochu.

10.3(4)	Employment Agreement dated as of March 7, 2005, between Loudeye Corp. and Lawrence J. Madden.

10.4(4)	Employment Agreement dated as of March 7, 2005, between Loudeye Corp. and Ronald M. Stevens.

10.5(5)	Resignation and Release Agreement dated January 31, 2005, between Loudeye Corp. and Jeffrey M. Cavins.

31.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald M. Stevens, Chief Financial Officer and Chief Operating Officers of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald M. Stevens, Chief Financial Officer and Chief Operating Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on February 28, 2005.

(2)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on April 11, 2005.

(3)	Incorporated by reference to Loudeye Corp.’s Form 10-K filed March 31, 2005.

(4)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on March 7, 2005.

(5)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on February 1, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, May 10, 2005.

LOUDEYE CORP.

BY:	/s/ MICHAEL A. BROCHU

Michael A. Brochu
President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ RONALD M. STEVENS

Ronald M. Stevens
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement to Amend Certain Terms of the Acquisition of On Demand Distribution Limited.

2.2(1)	Agreement to Amend Certain Terms of the Deed Poll of Warranty and Indemnity.

10.1(2)	Amended and Restated Loan and Security Agreement between Loudeye Corp. and Silicon Valley Bank dated March 30, 2005.

10.2(3)	Amended and Restated Employment Agreement dated as of January 31, 2005, between Loudeye Corp. and Michael Brochu.

10.3(4)	Employment Agreement dated as of March 7, 2005, between Loudeye Corp. and Lawrence J. Madden.

10.4(4)	Employment Agreement dated as of March 7, 2005, between Loudeye Corp. and Ronald M. Stevens.

10.5(5)	Resignation and Release Agreement dated January 31, 2005, between Loudeye Corp. and Jeffrey M. Cavins.

31.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald M. Stevens, Chief Financial Officer and Chief Operating Officers of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald M. Stevens, Chief Financial Officer and Chief Operating Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on February 28, 2005.

(2)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on April 11, 2005.

(3)	Incorporated by reference to Loudeye Corp.’s Form 10-K filed March 31, 2005.

(4)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on March 7, 2005.

(5)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on February 1, 2005.