Form 10-Q
period 2005-06-30
LOUDEYE CORP
filed 2005-08-09
CIK 1064648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number: 0-29583
Loudeye Corp.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	91-1908833
incorporation or organization)	(I.R.S. Employer Identification No.)
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
     Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	114,241,818
(Class)	(Outstanding at August 5, 2005)

Loudeye Corp.
Form 10-Q Quarterly Report
As of and for the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(in thousands, except per
	share amounts)
ASSETS
Cash and cash equivalents	$19,556	$29,864
Marketable securities	6,254	9,016
Accounts receivable, net of allowances of $306 and $241 respectively	5,015	5,333
Prepaid expenses and other current assets	2,099	1,298
Restricted cash	654	—

Total current assets	33,578	45,511
Long-term marketable securities	—	2,288
Restricted cash	—	2,568
Property and equipment, net	5,597	5,661
Goodwill	42,357	43,549
Intangible assets, net	4,445	3,700
Other assets, net	160	431

Total assets	$86,137	$103,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,796	$4,012
Accrued compensation and benefits	1,166	929
Accrued and other liabilities	5,849	4,966
Accrued special charges	—	403
Accrued acquisition consideration	2,378	15,924
Deposits and deferred revenue	4,695	4,353
Current portion of long-term debt and capital lease obligations	1,053	1,135

Total current liabilities	18,937	31,722
Deposits and deferred revenue, net of current portion	1,067	1,343
Deferred rent	51	—
Common stock payable related to acquisition	1,791	3,193
Long-term debt and capital lease obligations, net of current portion	500	1,000

Total liabilities	22,346	37,258
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000 shares authorized, none outstanding	—	—
Common stock, warrants and additional paid-in capital; for common stock $0.001 par value, 250,000 shares authorized in 2005, 150,000 shares authorized in 2004; 109,157 shares issued and outstanding in 2005, 99,021 issued and outstanding in 2004	288,370	273,958
Deferred stock compensation	(161)	(111)
Accumulated deficit	(223,666)	(209,284)
Accumulated other comprehensive income	(752)	1,887

Total stockholders’ equity	63,791	66,450

Total liabilities and stockholders’ equity	$86,137	$103,708

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
REVENUE	$7,017	$3,131	$13,046	$5,122
COST OF REVENUE (1)	6,847	1,900	13,156	3,361

Gross profit (loss)	170	1,231	(110)	1,761
OPERATING EXPENSES:
Sales and marketing (1)	1,626	836	3,557	1,471
Research and development (1)	2,252	753	4,036	1,343
General and administrative (1)	3,354	2,232	6,991	4,192
Amortization of intangibles	93	45	193	150
Stock-based compensation (1)	5	43	62	165
Special charges (credits) — other	—	—	(43)	(50)

Total operating expenses	7,330	3,909	14,796	7,271
LOSS FROM OPERATIONS	(7,160)	(2,678)	(14,906)	(5,510)
OTHER INCOME (EXPENSE):
Interest income	183	107	391	186
Interest expense	(28)	(59)	(102)	(130)
Loss on sale of media restoration assets	—	(160)	—	(160)
Other income, net	75	183	235	186

Total other income	230	71	524	82

NET LOSS	$(6,930)	$(2,607)	$(14,382)	$(5,428)

Net loss per share — basic and diluted	$(0.06)	$(0.04)	$(0.14)	$(0.08)

Weighted average shares outstanding — basic and diluted	108,694	70,700	105,225	67,013

(1)	Stock-based compensation, consisting of amortization of deferred stock-based compensation and the fair value of options issued to non-employees for services rendered, is allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cost of revenue	$30	$19	$65	$38
Sales and marketing	4	18	10	50
Research and development	(5)	24	(1)	51
General and administrative	6	1	53	64
See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock,
	Warrants and
	Additional Paid-in				Accumulated
	Capital		Deferred		Other	Total
			Stock-based	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Compensation	Deficit	Income	Equity
				(in thousands)
BALANCES, December 31, 2004	99,021	$273,958	$(111)	$(209,284)	$1,887	$66,450
Stock option exercises	3,212	2,064	—	—	—	2,064
Damages related to 2004 private equity transaction	—	(464)				(464)
Cancellation of escrowed Overpeer shares	(77)	(175)				(175)
Shares issued in payment of accrued acquisition consideration	7,001	12,859	—	—	—	12,859
Deferred stock-based compensation	—	136	(136)	—	—	—
Amortization of deferred stock-based compensation, net of cancellations	—	(20)	86	—	—	66
Stock-based compensation	—	12	—	—	—	12
Comprehensive loss:
Unrealized gain on marketable securities	—	—	—	—	26	26
Foreign currency translation adjustment	—	—	—	—	(2,665)	(2,665)
Net loss	—	—	—	(14,382)	—	(14,382)

Total comprehensive loss	—	—	—	—	—	(17,021)

BALANCES, June 30, 2005	109,157	$288,370	$(161)	$(223,666)	$(752)	$63,791

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(14,382)	$(5,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,963	1,041
Special charges (credits) and other non cash items	(34)	(110)
Stock-based compensation	127	203
Loss on disposal of equipment	90	—
Foreign currency transaction gain	(268)	(183)
Changes in operating assets and liabilities, net of amounts acquired in purchases of businesses:
Accounts receivable	253	(1,264)
Prepaid expenses and other assets	(120)	224
Accounts payable	(211)	1,509
Accrued compensation and benefits and other accrued expenses	250	653
Accrued special charges	(360)	(1,099)
Deposits and deferred revenue	262	(187)

Net cash used in operating activities	(12,430)	(4,641)

INVESTING ACTIVITIES
Purchases of property and equipment	(873)	(2,551)
Purchases of intangibles	(1,387)	—
Cash paid for acquisition of business and technology, net	—	(774)
Assets and liabilities held for sale	—	906
Payments of accrued acquisition consideration	(2,524)	—
Restricted cash	1,563	—
Purchases of marketable securities	(750)	(16,046)
Sales of marketable securities	6,223	6,760

Net cash provided by (used in) investing activities	2,252	(11,705)

FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of stock options and warrants	663	195
Proceeds from private equity financing, net	(314)	18,934
Principal payments on debt, line of credit and capital lease obligations	(582)	(1,947)

Net cash provided by (used in) financing activities	(233)	17,182

Effect of foreign currency translation on cash	103	81

Net increase (decrease) in cash and cash equivalents	(10,308)	917
Cash and cash equivalents, beginning of period	29,864	12,480

Cash and cash equivalents, end of period	$19,556	$13,397

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
1. Description of Business
     Loudeye is a worldwide leader in business-to-business digital media services that facilitate the distribution, promotion and sale of digital media content for media and entertainment, consumer products, consumer electronics, retail, wireless, and ISP customers. Loudeye’s services enable its customers to outsource the management and distribution of audio and video digital media content over the Internet and other electronic networks. Loudeye’s proprietary consumer-facing e-commerce services, combined with our technical infrastructure and back-end solutions, comprise an end-to-end service offering, from digital media content services, such as the hosting, storage, encoding, management and protection of media assets for content owners, to turn-key, fully-outsourced digital media distribution and promotional services, such as private-labeled digital music services, wireless music services, and streaming Internet radio and music samples services. Loudeye’s outsourced solutions can decrease time-to-market while reducing the complexity and cost of digital asset management and distribution compared with internally developed alternatives, and they enable Loudeye’s customers to provide branded digital media service offerings to their users while supporting a variety of digital media technologies and consumer business models.
     Inherent in Loudeye’s business are various risks and uncertainties, including the limited operating history of certain of its service offerings and the limited history of the distribution of audio and video digital media content over the Internet. Loudeye’s success will depend on the acceptance of its technology and services and the ability to generate related revenue.
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
Unaudited Interim Financial Information
     These interim condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in Loudeye’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented.
     During the preparation of our financial statements for the year ended December 31, 2004, we revised our classification with regard to amortization of acquired technology and capitalized software costs totaling approximately $81,000 for the three months ended June 30, 2004 and $116,000 for the six months ended June 30, 2004 from operating expenses — amortization of intangibles to cost of revenue in the current presentation as we determined that these expenses were more appropriately classified as cost of revenue in accordance with Statement of Accounting Standards (FAS) No. 86, “Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed” (FAS 86) and related accounting literature. This revision of classification had no impact on net loss, stockholders’ equity or cash flows as previously reported.
     The unaudited results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full years.
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
     The following table summarizes the composition of Loudeye’s cash, cash equivalents, and available-for-sale marketable securities at June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
Cash and cash equivalents:
Cash	$2,576	$6,607
Money market mutual funds	16,980	23,257

Total cash and cash equivalents	19,556	29,864

Marketable securities:
Corporate notes & bonds	6,182	5,738
Commercial paper & CDs	72	1,289
U.S. Government agency securities	—	1,989

Total marketable securities	6,254	9,016

Long-term marketable securities:
Corporate notes & bonds	$—	$2,288

Total long-term marketable securities	—	2,288

Total cash, cash equivalents and marketable securities	$25,810	$41,168

     Loudeye has classified as available-for-sale all marketable debt and equity securities for which there is a determinable fair market value and no restrictions on Loudeye’s ability to sell within the next 24 months. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). Loudeye has classified securities with a remaining contractual maturity of greater than one year as long term marketable securities. At June 30, 2005, all of Loudeye’s available for sale marketable securities have contractual maturities within one year. The cost basis for determining realized gains and losses on available-for-sale securities is determined on the specific identification method.
     The gross unrealized gains or losses on available-for-sale securities at June 30, 2005 and December 31, 2004 and the gross realized gains or losses on the sale of available-for-sale securities for the three and six months ended June 30, 2005 and 2004 were immaterial and are therefore not shown. Loudeye has concluded that unrealized losses are temporary due to Loudeye’s ability to realize its investments at maturity.
Restricted Cash

     At June 30, 2005, restricted cash represents approximately $654,000 of cash equivalents pledged as collateral in connection with certain short-term capital lease obligations and amounts held in escrow by Loudeye under the terms of the OD2 transaction through December 2005. Accordingly, the restricted cash has been classified as short-term in the accompanying unaudited condensed consolidated balance sheets.
Accounts Receivable
     Accounts receivable are recorded at the invoiced amount and do not generally include interest. The allowance for doubtful accounts represents Loudeye’s best estimate of the amount of probable credit losses in Loudeye’s existing accounts receivable. Loudeye performs a periodic analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors within the context of the overall economic environment including individual review of past due balances over 90 days and greater than a specified amount, Loudeye’s history of collections. Account balances are charged off against the allowance after the potential for recovery is considered remote.
Goodwill
     Loudeye accounts for goodwill in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill deemed to have indefinite life is not amortized, but is subject to, at a minimum, annual impairment tests. Loudeye assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors Loudeye considers important which could trigger an impairment review include the following:
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
     Loudeye is exposed to credit risk due to its extension of credit to its customers. Loudeye’s customer base is dispersed across different geographic areas throughout North America and Europe and consists of customers in numerous industries. Loudeye performs initial and ongoing evaluations of its customers’ financial condition and generally extends credit on open account, requiring deposits or collateral as deemed necessary. At June 30, 2005, one customer accounted for 11% of Loudeye’s accounts receivable.
     During the three and six months ended June 30, 2005, no customers accounted for 10% or more of Loudeye’s revenue. During the three and six months ended June 30, 2004, one customer accounted for approximately 13% and 10% of Loudeye’s revenue.
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
     Loudeye’s basis for revenue recognition is substantially governed by Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 101, as superseded by SAB 104, “Revenue Recognition,” the FASB’s Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), and EITF 99-19, “Reporting Revenue as a Principal Versus Net as an Agent” (EITF 99-19), and in very limited cases as it relates to sales of software products Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position No. 98-4, 98-9, and related interpretations and Technical Practice Aids (SOP 97-2).
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
     Digital media store services revenue. Digital media store services, including music store services, are Loudeye’s newest service offerings and grew significantly following Loudeye’s acquisition of OD2 in June 2004. Loudeye charges its digital media store customers fixed platform fees, which generally consist of enabling and hosting the service and maintenance of the service’s overall functionality during the term of the customer contract. Platform services may include fees related to integration to a customer’s website, wireless sites, inventory, account management, and commerce and billing systems. Additionally, platform fees associated with Loudeye’s digital media store services include digital rights management, editorial services, usage reporting, and digital content royalty settlement. Loudeye charges platform fees to its customers in a variety of manners, including initial set-up fees, monthly only fees, or a combination of initial set-up and monthly fees. In addition, Loudeye provides a number of transactional services, including cover art and metadata publishing, and varied commerce and content consumption alternatives for digital media content, including prepaid credit packages and permanent download.
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
     If Loudeye determines a given agreement involves separate units of accounting, Loudeye allocates the arrangement consideration to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Assuming all other criteria are met (i.e., evidence of an arrangement exists, collectibility is probable, and fees are fixed or determinable), revenue is recognized as follows:
•	Platform fees are recognized ratably over the term of the contract.

•	Revenue from permanent download is recognized at the time the content is delivered, digitally, to the consumer.

•	Revenue from prepaid credit packages is deferred and then recognized as tracks are downloaded by the consumer or as credits expire, whichever occurs earlier.
     If evidence of fair value cannot be established for the undelivered elements of an agreement, the revenue from the arrangement is recognized ratably over the period that these elements are delivered or, if appropriate, under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor hours.
     Loudeye recognizes revenue gross or net in accordance with EITF 99-19. In most arrangements, Loudeye contracts directly with end user consumers, is the primary obligor and carries all collectibility risk. Revenue in these arrangements is recorded on a gross basis. In some cases, customers contract with music publishers and rights holders and sell products or services directly to end user consumers utilizing Loudeye’s services, and, as such, Loudeye carries no collectibility risk. In those instances, in accordance with EITF 99-19, Loudeye reports revenue net of amounts paid to the customer.
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
     Webcasting and hosting services revenue. Webcasting services are provided to customers using Loudeye’s proprietary streaming media software, tools and processes. Services for live webcast events and services for on-demand webcasting services are generally sold separately. For live webcasting events, Loudeye charges a fixed fee. On demand webcasting service fees and hosting service fees are based on a contract with either set monthly minimum fees which entitle the customer to a monthly volume of stored and streamed data that is specified in the contract or a contract with charges based upon actual monthly volume of stored and streamed data with no monthly minimum fees. Additional fees are required to be paid under the contract if the volume of data streamed or stored in a particular month exceeds the specified monthly volume threshold, and the per unit charges for the additional volume approximate the per unit charges for the minimum volumes. Any unused volume of streamed or stored data expires at each month end.
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

Research and Development Costs
     Loudeye accounts for research and development costs in accordance with several accounting pronouncements, including FAS No. 2, “Accounting for Research and Development Costs,” and FAS 86. Research and development costs associated with software development consist primarily of salaries, wages and benefits for development personnel and are generally charged to expense until technological feasibility has been established for the services. Once technological feasibility has been established, all software costs are capitalized until the services are available for general release to customers. Capitalized costs are then amortized on a straight-line basis over the term of the applicable contract, or based on the ratio of current revenue to total projected service revenue, whichever is greater. Technology acquired in business combinations is recorded in intangible assets and purchased software is recorded in property and equipment.
Stock-Based Compensation
     Loudeye accounts for stock-based employee compensation plans by applying the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25” (FIN 44). Under this method, compensation expense is recorded based on the difference between the purchase price of employee stock-based awards (restricted stock or stock options) and the fair value of Loudeye’s common stock at the date of grant. Deferred compensation, if any, is amortized over the vesting period of the related award, which is three to four years.
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
     The following table illustrates the effect on net loss and net loss per share if Loudeye had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation awards (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(6,930)	$(2,607)	$(14,382)	$(5,428)
Add: stock-based employee compensation expense under APB 25 included in reported net loss	21	62	42	203
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(1,434)	(852)	(2,497)	(1,320)

Pro forma net loss	$(8,343)	$(3,397)	$(16,837)	$(6,545)

Net loss per share:
Basic and diluted — as reported	$(0.06)	$(0.04)	$(0.14)	$(0.08)
Basic and diluted — pro forma	$(0.08)	$(0.05)	$(0.17)	$(0.10)
     To determine compensation expense under FAS 123, Loudeye used the following assumptions:

	2005	2004
Risk-free interest rates	2.92-3.93%	2.33-5.71%
Expected lives	3 years	3 years
Expected dividend yields	0%	0%
Expected volatility	75-120%	115-120%
Comprehensive Loss
     Comprehensive loss is comprised of net loss, foreign currency translation adjustments and net unrealized gains (losses) on available-for-sale marketable securities and is presented in the accompanying unaudited condensed consolidated statement of stockholders’ equity. For the three months ended June 30, 2005, comprehensive loss was approximately $8.5 million, and was comprised of an unrealized gain on marketable securities totaling approximately $31,000 and foreign currency translation adjustment of approximately $1.6 million and a net loss of approximately $6.9 million. For the six months ended June 30, 2005, comprehensive loss was approximately $17.0 million, and was comprised of an unrealized gain on marketable securities totaling approximately $26,000 and foreign currency translation adjustment of approximately $2.7 million and a net loss of approximately $14.4 million. For the three months ended June 30, 2004, comprehensive loss was approximately $2.9 million, and was comprised of an unrealized loss on marketable securities totaling approximately $124,000 and a net loss of approximately $2.6 million. For the six months ended June 30, 2004, comprehensive loss was approximately $5.7 million, and was comprised of an unrealized loss on marketable securities totaling approximately $84,000 and foreign currency translation adjustment of approximately $201,000 and a net loss of approximately $5.4 million.
Foreign Currencies
     Loudeye considers the functional currency of its foreign subsidiaries to be the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as foreign currency translation adjustment and included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions, which were net gains of approximately $61,000 during the three months ended June 30, 2005, $183,000 during the three months ended June 30, 2004, $268,000 during the six months ended June 30, 2005 and $183,000 during the six months ended June 30, 2004, are included in the unaudited condensed consolidated statements of operations.
Segments
     Loudeye has adopted FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” (FAS 131) which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its services, geographic areas and major customers. Loudeye’s chief operating decision maker is considered to be its Chief Executive Officer and staff, or Senior Leadership Team (SLT). During 2004, the SLT reviewed discrete financial information regarding profitability of Loudeye’s digital media services and media restoration services, and therefore in 2004 Loudeye reported those as operating segments as defined by FAS 131. In January 2004, Loudeye transferred substantially all of the assets of its media restoration services subsidiary, VidiPax, Inc., or VidiPax, to a company controlled by VidiPax’s general manager. In May 2004, Loudeye completed the sale of this media restoration services business. While Loudeye will have ongoing rights to co-market and resell media restoration services for two years after the sale, media restoration services did not represent a significant portion of our revenue in 2005, nor does the Company expect it to represent a significant portion of our revenue in the future. Management has determined that during the three and six months ended June 30, 2005, Loudeye operated in only one segment, digital media services. Media restoration services have been reclassified to a component of digital media services in all prior periods presented.
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, that amends FAS 123, and No. 95, “Statement of Cash Flows” and supersedes APB 25. This statement requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The statement also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This statement is effective beginning in the first quarter of 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” for the pro forma net loss and net loss per share amounts, for the three and six months ended June 30, 2005 and 2004 as if Loudeye had applied the fair value recognition provisions of FAS 123 to measure compensation expense for employee stock incentive awards. Although Loudeye has not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, Loudeye is evaluating the requirements under FAS 123R and expects the adoption to have a material impact on the consolidated statements of operations and comprehensive loss and net loss per share.
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

     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 is a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by FAS 154. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Loudeye will adopt this pronouncement beginning in fiscal year 2006.
3. Acquisitions
On Demand Distribution Limited
     In 2004, Loudeye acquired all of the outstanding shares of On Demand Distribution Limited (“OD2”), a privately held digital music provider based in Europe, in exchange for $1.9 million of cash payments for liabilities assumed and an aggregate of 11,060,261 shares issued through December 31, 2004, excluding 2,315,776 shares which are issued but held in escrow by Loudeye pursuant to the terms of the OD2 transaction, and options to acquire 2,212,302 additional shares of our common stock. In January 2005, Loudeye issued an additional 3,974,206 shares of its common stock to former OD2 shareholders, excluding 693,402 shares held in escrow. The results of OD2’s operations have been included in Loudeye’s consolidated financial statements since June 22, 2004.
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
     In March 2005, Loudeye completed a restructuring of remaining deferred and contingent payment obligations under the terms of the OD2 Acquisition Amendment Agreement as follows:
•	In March 2005, Loudeye issued 3,026,405 shares (valued at approximately $5.2 million) as settlement for the remaining deferred consideration obligations of approximately £3.2 million (or approximately $6.0 million based on March 31, 2005 exchange rates). This amount excludes 528,014 shares issued but held in escrow. The value assigned to the stock issued in March was $1.73 per share based on the average closing price of Loudeye’s common stock for the five days beginning two days prior to and ending two days after February 28, 2005 (the date the terms of the OD2 Acquisition Amendment Agreement were announced).

•	Loudeye paid $2.5 million in March and paid an additional $2.3 million in July in cash in full satisfaction of the maximum potential contingent payment obligations of up to £10.0 million (or approximately $18.0 million based on June 30, 2005 exchange rates). These amounts exclude an aggregate of £465,000 (approximately $839,000 based on June 30, 2005 exchange rates) to be held in escrow.
This restructuring was agreed to by all of the former OD2 shareholders entitled to receive additional deferred and contingent payment consideration and it satisfies in full those obligations.
     Of the 2,212,302 options, assumed in the transaction, options to purchase approximately 1.3 million shares of Loudeye’s common stock had been exercised as of June 30, 2005. Loudeye expects to issue up to approximately 900,000 additional shares of its common stock, representing shares to be issued to OD2 option holders issuable upon exercise of the remaining OD2 options assumed by Loudeye.

     Certain of OD2’s principal shareholders agreed to have an aggregate of 15% of the total consideration payable in the transaction held in escrow by Loudeye for 18 months to satisfy claims Loudeye may have with respect to breaches of representations, warranties and covenants and indemnification claims. As of June 30, 2005, Loudeye had issued and placed in escrow 3,537,191 shares of its common stock issued in the names of 17 former OD2 shareholders along with £233,000, or approximately $421,000 based on June 30, 2005 exchange rates. In July 2005, in connection with the second and final payment under the terms of the OD2 Acquisition Amendment Agreement, Loudeye placed in escrow an additional £232,000, or approximately $419,000 based on June 30, 2005 exchange rates.
Overpeer, Inc.
     In March 2004, Loudeye completed the acquisition of Overpeer, Inc. (“Overpeer”), a privately held company based in New York. Pursuant to the Agreement and Plan of Merger and Reorganization (“Merger Agreement”), among Loudeye, Privateer Acquisition Corp., a wholly owned subsidiary of Loudeye, Overpeer and certain of Overpeer’s stockholders. Privateer Acquisition Corp. was merged with and into Overpeer, with Overpeer continuing as the surviving company and a wholly-owned subsidiary of Loudeye (the “Merger”). As a result of the Merger, all of the outstanding capital stock of Overpeer was exchanged for a total of 1,752,772 shares of Loudeye’s common stock. The number of shares issued in the Merger was calculated by dividing $4.0 million by the volume weighted average closing share price of Loudeye’s common stock on each of the thirty consecutive trading days preceding the closing of the Merger, or $2.2821 per share. Of the shares issued in the Merger, 262,916 were to be held in escrow for one year and would be available during that time to satisfy indemnity claims under the Merger Agreement. In January 2005, one of the former Overpeer stockholders substituted $425,004 in cash for 186,234 of the shares held in escrow, resulting in a remaining escrow balance of $425,004 in cash and 76,682 shares of common stock. In February 2005, Loudeye delivered notice to the escrow agent and representative of the former Overpeer stockholders of claims for breach of representations and warranties under the merger agreement. In June 2005, Loudeye reached a settlement with the representative of the former Overpeer stockholders that resulted in the entire remaining escrow balance of cash and stock being returned to Loudeye. At June 30, 2005, a receivable of approximately $425,000 related to the cash escrow balance was included in other current assets, which amount was subsequently received in July 2005. In connection with the settlement, Loudeye recorded a reduction of goodwill and additional paid in capital of approximately $175,000, representing the initial recorded value of the cancelled shares, and a reduction of goodwill of approximately $425,000 representing the escrowed cash which was returned.
4. Special Charges (Credits)
     Special charges (credits) for the six months ended June 30, 2005 and 2004 were net credits of $43,000 and $50,000, respectively, which represent the difference between the amounts recorded in accrued special charges and the final settlement amounts of the underlying liabilities, and were reflected as net credits to special charges during the six months ended June 30, 2005 and 2004 in the accompanying unaudited condensed consolidated statements of operations. There were no special charges recorded during the three months ended June 30, 2005 or 2004.
     The following table reflects the activity in accrued special charges for the six months ended June 30, 2005 (in thousands):

Facilities-related
Charges (credits)
Balance, December 31, 2004	$403
Additional accruals	—
Payments	(360)
Adjustments	(43)

Balance, June 30, 2005	$—

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Options outstanding under Loudeye stock option plans	13,634	9,727	13,634	9,727
Restricted stock outstanding under Loudeye stock option plans	150	—	150	—
OD2 options assumed	902	2,212	902	2,212
Warrants outstanding	5,952	1,041	5,952	1,041

Shares excluded	20,638	12,980	20,638	12,980

6. Long-Term Debt
     In March 2005, Loudeye entered into an Amended and Restated Loan and Security Agreement (the “Amended Term Loan”) with Silicon Valley Bank (“SVB”). The Amended Term Loan amends and restates Loudeye’s December 31, 2003 loan and security agreement with SVB (the “Original Loan Agreement”). There are three primary components of the Amended Term Loan as follows:
•	A term loan in the amount of $3.0 million, with a balance as of June 30, 2005, of approximately $1.5 million. The term loan bears interest at an annual rate of 0.5% above the prime interest rate (which rate was previously 1.25% above the prime interest rate under the terms of the December 31, 2003 loan and security agreement). Payments of principal and interest total $83,333 per month for 36 months from December 31, 2003. Once repaid, the term loan may not be reborrowed.

•	A new equipment term loan facility in the amount of $2.5 million, with a balance as of June 30, 2005, of zero. The equipment loan facility is available on or before October 31, 2005, in minimum draw amounts of $250,000. The equipment loan bears interest at an annual rate of 0.5% above the prime interest rate. Any advances drawn on the equipment loan facility will be payable monthly over 36 months.

•	A new guidance line facility in the amount of $1.5 million, which is available through March 29, 2006, with a balance as of June 30, 2005, of approximately $175,000.
Borrowings under the Amended Term Loan are collateralized by substantially all of Loudeye and Overpeer’s assets. In addition, the Amended Term Loan restricts, among other things, Loudeye’s borrowings, dividend payments, stock repurchases, and sales or transfers of ownership or control, and contains certain other restrictive covenants that require Loudeye to maintain a certain quick ratio and tangible net worth, as defined in the Amended Term Loan.
     Loudeye was notified by SVB on October 7, 2004 that it was not in compliance with two restrictive financial covenants under the Original Loan Agreement that require Loudeye to maintain a certain quick ratio and a minimum tangible net worth, each as defined in the loan agreement. Loudeye subsequently established a certificate of deposit in the amount of approximately $2.2 million, which was equal to the then outstanding loan balance. As a result, Loudeye was notified by SVB on October 11, 2004 that it had cured the default within the cure period. Restricted cash of $2.0 million was reflected on Loudeye’s December 31, 2004 balance sheet related to the certificate of deposit. During 2005, Loudeye regained compliance with the financial covenants under the Amended Term Loan, and as a result the restricted cash held as collateral at December 31, 2004 was released. As of June 30, 2005, Loudeye was in compliance with the financial covenants under the Amended Term Loan.
7. Contingencies
     Loudeye has entered into various agreements that allow for incorporation of licensed or copyrighted material into its services. Under these agreements, Loudeye is required to make royalty payments to the recorded music companies (record labels), publishers and various other rights holders. Some of these agreements require quarterly or annual minimum payments which are not recoupable based upon actual usage. Other royalty agreements require royalty payments based upon a percentage of revenue earned from the licensed service. Royalty costs incurred under these agreements are recognized over the periods that the related revenue is recognized and are included in cost of revenue. These amounts totaled approximately $3.2 million and $6.5 million for the three and six months ended June 30, 2005 and $278,000 and $494,000 for the three and six months ended June 30, 2004.

     During February 2005, Loudeye entered into a twelve month agreement in the ordinary course of business with an internet service provider (ISP) in Europe, under which it will provide the ISP’s customers with promotional credits that may be redeemed for a range of digital media download services through February 2006. Loudeye will receive a fixed fee of approximately €1.8 million (approximately $2.2 million based on June 30, 2005 exchange rates) under the agreement. Depending upon the volume of digital downloads provided to the ISP’s customers during the term of the agreement, Loudeye may experience gross margins associated with the agreement ranging from a profit of approximately €1.8 million to a loss of approximately €715,000 (approximately $863,000 based on June 30, 2005 exchange rates). If the number of credits redeemed during the twelve month term of the agreement does not reach certain minimum levels, the term may be extended for an additional twelve months. In addition, Loudeye expects to defer revenue under this agreement until the volume of digital downloads is reasonably determinable, which could result in deferral of all revenue under the agreement until February 2007. Further, because the transaction is denominated in Euros, and Loudeye currently does not hedge the arrangement, Loudeye could be subject to foreign currency gains or losses. As of the date of this filing, no losses had been incurred or estimated under this agreement.

Legal Proceedings
     Altnet Matter. On September 10, 2004, Loudeye was served in a patent infringement lawsuit brought by Altnet, Inc., and others against Loudeye, its Overpeer subsidiary, Marc Morgenstern, one of Loudeye’s executive officers, the Recording Industry Association of America and others. The complaint, filed in federal district court in Los Angeles, California, involves two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy solutions offered by Loudeye’s Overpeer subsidiary infringe the patents in question. The complaint does not state a specific damage amount. On November 17, 2004, the court dismissed the complaint against Mr. Morgenstern with prejudice and dismissed the complaint against Loudeye and Overpeer. The plaintiffs filed an amended complaint on November 24, 2004 against Loudeye, Overpeer and other entity defendants. Loudeye and Overpeer filed motions to dismiss this amended complaint which the court denied on January 21, 2005. Loudeye intends to file a motion for summary judgment and to otherwise defend itself vigorously against the allegations contained in the amended complaint. Discovery in this matter commenced in January 2005 and is ongoing. The court has set a trial date for April 2006. At present, Loudeye cannot assess the probability of an unfavorable outcome or the magnitude of any such outcome.
     Regent Pacific Matter. In February 2003, Loudeye entered into an agreement with Regent Pacific Management Corporation pursuant to which Regent Pacific would provide management services. The agreement was terminable by either party under certain circumstances. Under the agreement, Loudeye paid certain cash fees to Regent Pacific. In addition, Regent Pacific’s owner was to receive stock options to purchase up to 4,000,000 shares of Loudeye common stock based on Regent Pacific’s length of service. These options were to be granted at various times throughout the engagement at exercise prices based on the closing market price on each grant date. In March 2003, Regent Pacific resigned from the engagement. In July 2003, Regent Pacific filed suit against Loudeye in the Superior Court of California in San Francisco County for breach of the agreement. In this complaint, Regent Pacific is seeking unspecified damages and specific performance of the alleged obligation to grant the stock options due to them under the contract. Loudeye answered the complaint in September 2003 denying all allegations and asserting counterclaims. Loudeye removed the case to federal court in San Francisco. In March 2004, the court granted Loudeye’s motion to transfer the case to the United States District Court for the Western District of Washington. Discovery in this case is ongoing, with depositions scheduled through August 2005. Loudeye filed a motion for partial summary judgment in this case in July 2005 relating to the proper measure of damages for breach of contract. This motion is scheduled to be heard in August 2005. Loudeye intends to defend vigorously this action and to pursue vigorously its counterclaim. Loudeye does not consider the likelihood of loss to be probable and the amount of loss, if any, is not estimable at this time.
     IPO Class Action. Between January 11 and December 6, 2001, class action complaints were filed in the United States District Court for the Southern District of New York. These actions were filed against 310 issuers (including Loudeye), 55 underwriters and numerous individuals including certain of Loudeye’s former officers and directors. The various complaints were filed purportedly on behalf of a class of persons who purchased Loudeye’s common stock during the time period between March 15 and December 6, 2000. The complaints allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, primarily based on allegations that Loudeye’s underwriters received undisclosed compensation in connection with our initial public offering and that the underwriters entered into undisclosed arrangements with some investors that were designed to distort and/or inflate the market price for Loudeye’s common stock in the aftermarket. These actions were consolidated for pre-trial purposes. No specific amount of damages has been claimed. Loudeye and the individual defendants have demanded to be indemnified by underwriter defendants pursuant to the underwriting agreement entered into at the time of the initial public offering. Presently all claims against the former officers have been withdrawn without prejudice. The Court suggested that the parties select six test cases to determine class-action eligibility. Loudeye is not a party to any of the test cases.
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
     Other Litigation. Loudeye is involved from time to time in various other claims and lawsuits incidental to the ordinary course of our operations, including contract and lease disputes and complaints alleging employment discrimination. While the results of these matters cannot be predicted with certainty, Loudeye believes that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon Loudeye’s business or financial condition, cash flows, or results of operations.
8. Stockholders’ Equity
     Common Stock
     At Loudeye’s annual meeting of stockholders in May 2005, the stockholders approved an increase in the authorized number of shares of Loudeye common stock from 150,000,000 to 250,000,000. There were no changes to the in the rights, preferences or privileges of our common stock.
     Stock Option Plans—2005 Incentive Award Plan
     At Loudeye’s annual meeting of stockholders in May 2005, Loudeye’s stockholders approved the Loudeye Corp. 2005 Incentive Award Plan (the “2005 Plan”) for members of the Board of Directors, employees and consultants of Loudeye and its subsidiaries. The 2005 Plan had been previously approved by the Board of Directors. The 2005 Plan provides for the grant of stock options, both incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards to eligible individuals. An aggregate of 10,000,000 shares of Common Stock, plus an annual increase on the first day of each fiscal year of Loudeye beginning in 2006 equal to the lesser of (i) 5,000,000 shares, (ii) two percent (2%) of the shares outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as the Board shall determine, is available for grant pursuant to the 2005 Plan. Awards under the 2005 Plan generally have a ten year term and vest over three to four years. No further awards will be granted under Loudeye’s prior stock option plans.
          Registration Statement Damages
     In December 2004, Loudeye entered into a subscription agreement with a limited number of accredited investors pursuant to which Loudeye sold and issued to such investors 16,800,007 shares of Loudeye’s common stock, together with warrants to purchase 5,040,002 shares of common stock at an exercise price of $2.25 per share, for an aggregate purchase price of $25.2 million and net proceeds of $23.5 million. The warrants became exercisable on June 23, 2005 and are exercisable until the fifth anniversary of the closing date, or December 23, 2009. Loudeye also granted the investors a one year right to purchase 30% of any securities sold by Loudeye in future financings, subject to exceptions. Loudeye filed a registration statement in February 2005 covering the resale of the shares of common stock issued in this transaction and the shares of common stock underlying the warrants. This registration statement was declared effective by the SEC in April 2005. However, the registration statement was not filed and was not declared effective by the SEC within the time periods required under the subscription agreement. Loudeye adjusted net proceeds from the December 2004 private equity placement as a result of contractual damages of approximately $464,000 incurred relating to the filing and effectiveness delays under the subscription agreement, of which approximately $314,000 had been paid at June 30, 2005.
9. Segment Information
     FAS 131 requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. During 2005, Loudeye operates in one business segment, digital media services. Members of Loudeye’s SLT review financial information presented on a consolidated basis, accompanied by disaggregated information about services for purposes of making decisions and assessing financial performance.
     For 2004, the SLT reviewed discrete financial information regarding profitability of Loudeye’s digital media services and media restoration services, and therefore in 2004 Loudeye reported those as operating segments as defined by FAS 131. In January 2004, Loudeye transferred substantially all of the assets of its media restoration services subsidiary, VidiPax, Inc., or VidiPax, to a company controlled by VidiPax’s general manager. In May 2004, Loudeye completed the sale of this media restoration services business. While Loudeye will have ongoing rights to co-market and resell media restoration services for two years after the sale, media restoration services did not represent a significant portion of Loudeye’s revenue in 2004 or 2005, nor does Loudeye expect it to represent a significant portion of our revenue in the future. Accordingly, in 2005, Loudeye reports one operating segment, digital media services. Media restoration services have been reclassified to a component of digital media services in all periods presented.
     In 2005, the majority of Loudeye’s revenue was derived from customers principally in Europe and in the United States of America. Loudeye’s international sales are attributable to Loudeye’s acquisition of OD2 in June 2004. The following table provides information about revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue by Geographic Areas:
United States	$2,125	$2,954	$4,282	$4,945
Other countries, principally Europe	4,892	177	8,764	177

Total revenue	$7,017	$3,131	$13,046	$5,122

     Long-lived assets are comprised of property and equipment and intangible assets, net of related accumulated depreciation and amortization. The following table presents information about Loudeye’s long-lived assets by geographic location (in thousands):

	At	At
	June 30,	December 31,
	2005	2004
Long-lived Assets:
United States	$6,764	$5,618
United Kingdom	3,251	3,723
Other countries	27	20

Total long-lived assets	$10,042	$9,361

     Revenue from external customers is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Digital media services
Digital media store services	$5,048	$205	$9,015	$308
Encoding services	875	1,138	1,420	1,482
Content protection services	516	545	1,375	700
Samples services	320	426	621	900
Internet radio	53	61	199	223
Webcasting and hosting services	205	638	416	1,212
Media restoration services	—	118	—	297

Total revenue	$7,017	$3,131	$13,046	$5,122

10. Subsequent Events
Nasdaq Listing Compliance
     On July 7, 2005, Loudeye received a notice from The Nasdaq Stock Market that Loudeye’s common stock is subject to delisting from the Nasdaq SmallCap Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In the notice, Nasdaq informed Loudeye that Loudeye will be provided a grace period of 180 calendar days, or until January 3, 2006, to regain compliance. If at anytime before January 3, 2006, the bid price of Loudeye’s common stock closes at $1.00 per share or more for 10 consecutive days, the Nasdaq staff will provide written notification that Loudeye has regained compliance with the Rule. If Loudeye is not able to demonstrate compliance by January 3, 2006, Loudeye may qualify for an additional 180 day grace period if Loudeye is then in compliance with the other initial listing criteria of the Nasdaq SmallCap Market. Loudeye’s board of directors and stockholders have approved an amendment to Loudeye’s Certificate of Incorporation to effect a reverse stock split of Loudeye’s authorized and issued and outstanding Common Stock at ratios of one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine or one-for-ten. The board of directors may elect to effect a reverse stock split at any one of these ratios at any time before the 2006 annual meeting of Loudeye’s stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made under the safe harbor provisions thereof. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimates,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “Loudeye believes,” “Loudeye intends,” “we believe,” “we intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this quarterly report, including those factors discussed in “Factors That May Affect Our Business, Future Operating Results and Financial Condition” beginning on page 38 of this quarterly report.
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
Overview
     The following management’s discussion and analysis is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the three and six month periods ended June 30, 2005 compared with the corresponding three and six month periods ended June 30, 2004. It is organized as follows:
•	The section entitled “Loudeye Background” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry.

•	“Critical Accounting Policies and Estimates” discusses our most critical accounting policies.

•	“Recently Issued Accounting Policies” discusses new accounting standards regarding stock-based compensation which will require us to expense the value of stock option grants to employees and accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004.

•	“Consolidated Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides a detailed narrative regarding significant changes in our results of operations for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

•	“Liquidity and Capital Resources” discusses our liquidity and cash flows, factors that may influence our future cash requirements and the status of certain contractual obligations, in particular with respect to the recent restructuring of our payment obligations to former OD2 shareholders in connection with our acquisition of OD2.

•	“Contractual Obligations” discusses our contractual obligations as of June 30, 2005.

•	“Off-Balance Sheet Arrangements” discusses certain indemnification and other obligations.

Loudeye Background
     We are a worldwide leader in business-to-business digital media services that facilitate the distribution, promotion and sale of digital media content for media and entertainment, consumer products, consumer electronics, retail, wireless, and ISP customers. Our services enable our customers to outsource the management and distribution of audio and video digital media content over the Internet and other electronic networks. Our proprietary consumer-facing e-commerce services, combined with our technical infrastructure and back-end solutions, comprise an end-to-end service offering. This service offering ranges from digital media content services, such as the hosting, storage, encoding, management and protection of media assets for content owners, to turn-key, fully-outsourced digital media distribution and promotional services, such as private-labeled digital media store services, wireless music services, and streaming Internet radio and music sample services. Our outsourced solutions can decrease time-to-market for our customers while reducing the complexity and cost of digital asset management and distribution compared with internally developed alternatives, and they enable our customers to provide branded digital media service offerings to their users while supporting a variety of digital media technologies and consumer business models.
     In June 2004, we acquired On Demand Distribution Limited, or OD2, a leading digital music service provider in Europe, creating one of the world’s largest business-to-business focused digital media services company. The acquisition expands our customer base to include customers in over 20 countries, including the U.S., major European countries, Australia, New Zealand and South Africa. The results of OD2’s operations are included in our unaudited condensed consolidated financial statements and related notes thereto since the date of acquisition and impact the comparability of 2005 results when compared to 2004.
The Loudeye Solution
     The use of the Internet and wireless networks as a medium for media distribution has continued to evolve and grow in recent years. Traditional media and entertainment companies, such as major record labels and movie studios, have in recent years faced significant challenges associated with the digital distribution of music. These companies have now licensed the rights to some of their content for digital distribution over the Internet and wireless networks. Consumers enjoy this content by means of many different types of services and offerings, including purchased downloads, prepaid credit offerings, paid subscriptions and streaming radio. Additionally, retailers and advertisers have expanded their use of digital content in the marketing and selling of their products and services. As such, traditional distribution channels for media have expanded as content owners have begun to license and distribute their content over the Internet and wireless networks through new and existing retail channels, and consumers have begun to purchase and consume content using personal computers, mobile devices and other digital devices. In addition, traditional media formats have expanded to include a variety of digital technologies, rich media formats and digital rights management.
     We developed our services to address the new methods of digital media distribution, promotion and content management that have emerged over recent years. Our digital media services enable digital distribution of media over the Internet, wireless networks and other emerging technologies. We also offer related services that provide the primary components needed to address the management and delivery of digital media on behalf of our customers and content owners. Our service offerings are grouped into the following categories: digital media store services, digital media content services and content protection services. While our digital media store services have achieved aggregate growth in transactional volumes, our year to date results have been substantially affected by poorer than anticipated performance of our content protection services and increased costs associated with continued development and delivery of our digital media store services. Factors that are contributing to increases in our costs are discussed below and in the Risk Factors section of this quarterly report.
     Digital media store services. Digital media store services include our end-to-end digital music store solution provided on a “white-labeled” basis to retailers and brands throughout the world. As a business-to-business provider, our services enable brands of varying types, including retailers and e-tailers, portals, ISPs, and mobile operators, to outsource all or part of their digital media retailing activities. By leveraging our proprietary technology and infrastructure, we provide our customers with a highly scalable consumer-facing digital media commerce and delivery solution. Our services include hosting, publishing and managing digital media content, and delivering such content to end consumers on behalf of our customers. Our services support private label user interfaces and customized templates, and can readily function across both internet and mobile delivery protocols. Our services are designed to have the look, feel and branding of the retailer’s existing commerce platform, and our services support integration to a customer’s website, wireless applications, inventory, account management, and commerce and billing systems. Additionally, our music store services provide digital rights management and licensing; usage reporting; digital content royalty settlement; customer support and publishing related services. Our services provide for the delivery of digital content in various forms, such as full-song download or streaming, and rich media ring tunes, for both internet and wireless based applications. We offer a variety of consumer usage and commerce alternatives for our customers. Our end-to-end solution provides fully-integrated payment functionality supporting multiple end consumer payment alternatives as well as support for multiple languages, offering multinational customers a worldwide solution. We expect to extend our store services offerings from our established base in music stores to other digital media, such as video and music video as these digital media markets develop.
     We derive revenue from our music store services through a blend of higher margin platform service fees and lower margin transaction related distribution or revenue sharing fees. Platform service fees represent charges in connection with enabling the service and maintaining its overall functionality during the term of the customer contract, including customer support, merchandising, publishing and other content management related services that we provide during the contract term. While we do expect growth in our music store services revenue, our customers and potential customers face a number of challenges in the current digital music market, including the dominance of Apple Computer’s iTunes service in certain markets driven in part by sales of the market-share leading iPod portable music device, a trend towards increasing wholesale cost of music content and the apparent willingness of certain music services, such as the recently launched Yahoo! Music subscription service, to set a retail price to consumers that may be under the wholesale cost of music content, and a trend towards a requirement for substantial cash advances to content owners in order to obtain some content distribution rights, such as use for music subscription services. As a business-to-business service provider, our growth and success depends in large part on growth in the proliferation and expanded music market share of digital media businesses generally and the willingness of those businesses to launch new digital services and to support their digital store initiatives with adequate marketing resources.
     The substantial majority of our music store services revenue is generated through our European operations. We plan to expand our presence in the U.S. market with the launch of a music store service for a large U.S. retail customer, planned for Fall 2005. We are in the process of developing and testing custom components for this new service and obtaining expanded content rights. To date, we have not recognized any revenue related to this anticipated launch and there can be no assurance when or if this customer’s digital music store service will launch.
     We also generally receive a fixed fee per transaction or percentage of the revenue generated from the sale of content to our retail customer’s end consumer, which provides for a scaleable revenue stream and enables us to share directly in the success of our customers’ music store services that we enable and manage. The margin associated with transactional revenue is dependent upon factors outside our control such as the wholesale rate charged for content by rights holders such as the major record labels and transactional processing fees such as credit card interchange fees. There appears to be a trend towards record labels increasing wholesale content charges, in an apparent attempt to cause an increase in the retail price of popular digital music content. We cannot be certain that consumers will be willing to pay more than the current, prevailing market prices for digital music content. As a result, operating margins on transactional revenue for us and our customers may decrease and price sensitivities may impact the growth in digital music services.
     In Europe, the majority of our transactional revenue is generated through the sale of prepaid credit packages which entitle a consumer to access a specified number of digital music downloads or streams for a fixed price during a fixed time period. Prepaid credit packages are also bundled with other end consumer offerings sponsored by our customers. Revenue from prepaid credit packages and bundle promotions is deferred until the credits or promotional offers are utilized or expire. Our margin on the sale of prepaid credit packages is dependent, in part, upon consumers redeeming less than the full number of downloads or streams covered by the prepaid credit packages, which we refer to as “breakage.” Historically breakage rates fluctuate causing variability in our transactional margins.
     We believe future growth in our digital media store services may depend significantly upon the growth of the mobile market for digital music services. We have entered into a collaboration agreement with Nokia Corporation to develop a mobile music platform for mobile operators. Subject to Nokia’s customers securing the requisite license rights from content owners, the platform will allow end consumers to download songs they have purchased through their mobile device directly to their mobile phone, and to a personal computer. No customers have launched a service under this platform to date. We expect to launch our first over-the-air, or OTA, mobile music service in Europe in the Fall of 2005. We continue to invest in development of next generation mobile music services, including a service compatible with the Open Mobile Alliance digital rights management, or OMA DRM, version 2 DRM standards. We anticipate OMA version 2 DRM adoption to increase in early 2006. There are a number of industry challenges that could impact the adoption rate of mobile platforms as a leading method of digital music purchase, including the rate of adoption of compatible mobile handsets, development of content and digital rights management standards and technologies acceptable to content licensors, and the impact on the economics of the mobile music business of certain issued patents.

     To date, we have launched one digital music store customer with a mobile service offering in the U.S. This service is not currently licensed for OTA delivery of content; rather, content purchased through a mobile handset is delivered to a consumer’s personal computer and can later be transferred to the mobile device. Revenue from this particular service in the U.S. has not been significant to date and we do not expect revenue from this service to become significant.
     Significant growth in demand for our music store services is likely to also depend on significant growth in adoption of Windows compatible portable music devices.
     As part of our current end-to-end music store services, we have secured licenses, primarily for digital download, with the four major recorded music companies and many independent record labels around the globe. Our rights portfolio currently available for inclusion in our music store services encompass licenses in over 20 countries. We are presently working to obtain licenses to provide a music subscription service in the U.S. All of our significant licensing agreements require the content owner to pre-approve each of our customers in advance of launching a new service.
     There is a trend for certain of the major recorded music companies to want to provide licenses only directly to new consumer music services, especially those of household brand names. If this trend continues it may significantly impact our business including by extending our sales cycle and requiring us to assist our customers in obtaining licenses from content owners. This could change the way we report revenue because to the extent license rights do not pass through Loudeye and our customers are required or elect to license and pay content owners directly, our transactional revenue may decrease and gross margins as a percentage of revenue may increase if we report revenue on a net basis (net of third party content fees) rather than on a gross basis. Gross margin as an absolute dollar amount would not be impacted by a change in revenue reporting from a gross basis to a net basis.
     Digital media content services. Digital media content services include a suite of digital media services provided to both content owners and retailers. We generate the majority of our revenue in this area from encoding and fulfillment services fees for delivering EMI Music content to digital service providers, or DSPs. We also generate revenue in the digital media content services business from encoding services for various independent label catalogs, and from our samples service. Based on the current backlog of EMI Music content to be encoded, we expect our revenue from encoding services to remain constant during the third quarter 2005. We expect that as the number of new DSPs that require encoding of substantial catalogs of digital media fluctuates, revenue from our encoding services will similarly fluctuate. Because a substantial portion of our revenue in the digital media content service business derives from our relationship with EMI Music, if EMI Music were to cancel our contract or not renew it, our revenue would decline. We are presently investing in process and technology improvements in our encoding services, and we expect the related costs to continue throughout the remainder of 2005. We also generate revenue from encoding services for various independent label catalogs, and from our samples service.
     Within digital media content services, we provide a variety of back-end services to many of the digital music services that have launched in the last few years. Examples of these services include:
•	Digital media supply chain services. Our proprietary systems and technology enable the archiving and retrieval of large libraries of digital media assets, or digital content. Digitized masters of the media assets are stored on our high-capacity storage array systems and accessed via our proprietary, automated, web-based access tools to search, deliver and manage such content. Such storage and access capabilities enable digital content to be processed and converted into different digital formats pursuant to our customers’ specifications via our proprietary encoding and transcoding systems. To transmit digital content over the Internet or other advanced digital distribution networks, the uncompressed, digitized content must be converted into compressed, network-compatible digital formats. Our encoding services enable the conversion of such content into a particular form, along with the relevant metadata, such that the content can be distributed over various distribution networks. Encoding large catalogs of content in an efficient manner is a complex process that requires scalable technology and supporting infrastructures. Digital encoding formats and technologies continue to evolve and often conflict with one another. As a result, content owners often convert their digital assets into multiple formats and codecs (which are algorithms that reduce the number of bytes consumed by large files and programs) to support their distribution strategies. Additionally, the encoding process for a particular item (or for an entire library) is often repeated as a result of the introduction of new formats or distribution platforms. Our innovative digital media supply chain services address these challenges by providing an outsourced solution for the archiving, management, processing and distribution of our customers’ digital assets. Our digital media supply chain services also provide watermarking, encryption, metadata and other digital rights management services to enable our customers to protect and manage their content digitally. We also provide project analysis, as well as consulting and other related services to support the digital fulfillment of encoded content libraries for content owners and retailers worldwide.

•	Music sample and internet radio services. We provide a hosted end-to-end streaming service that delivers high quality music samples to customers in the online and mobile entertainment sectors. Our music samples service consists of streaming digital content, or more specifically selections of such content, commonly referred to as samples, clips or previews. Digital media samples are used by customers for many purposes, including increasing online content sales, user traffic and customer retention. A significant amount of our revenue from our music samples services is derived from a single customer relationship. If that customer were to cancel our contract or fail to renew it, or if we were unsuccessful in securing license rights from content owners to continue the samples service, revenue from our music samples services would decline. We also provide digital radio service. The Loudeye Radio service offers 100 channels of CD-quality streaming music delivered through a partner’s own privately branded player interface. It is capable of supporting delivery to a range of consumer music devices and appliances. The Loudeye Radio service can be deployed online for web-based retailers and portals, as well as offline for consumer electronic devices and appliances, digital home entertainment systems and other digital broadcasting outlets.
     Content protection services. Content protection services are provided by our Overpeer subsidiary and include our anti-piracy services provided to content owners to protect against the unauthorized distribution of content on peer-to-peer networks. Our content protection services combat the proliferation of illegal content sharing and download typically found on peer-to-peer networks. The services include providing content owners powerful data mining and analytical tools and comprehensive information on digital media usage and sharing on peer-to-peer networks. Overpeer also offers the potential of targeted promotional services redirecting potential consumers to legitimate services as a means for companies to capitalize on previously untapped revenue streams across content sharing networks. The market for content protection services is rapidly evolving, in part as a result of increased sophistication of peer-to-peer networks, which has resulted in periodic decreases in the effectiveness of our content protection services. Content owners are continuously reevaluating strategies for combating piracy over peer-to-peer networks which has resulted in a decrease in the number of titles for which the content owners are seeking protection. These changing dynamics directly impact the market for content protection services, as evidenced by one of Overpeer’s significant customers for anti-piracy services not renewing its services agreement upon expiration of the contract at the end of the second quarter 2005. As a result of this non-renewal, we anticipate that content protection services revenue will decline in the second half of 2005. In addition, the U.S. Supreme Court’s July 2005 ruling in the peer-to-peer piracy case MGM Studios, Inc. v. Grokster, Ltd., may result in increased self-policing or filtering efforts by peer-to-peer service companies or the emergence of peer-to-peer services offering only legitimate—or licensed—content. We anticipate that if significant efforts are made by peer-to-peer services to legitimize their services, it may result in reduced demand for anti-piracy services. The increasing efforts of peer-to-peer networks to thwart our methods of anti-piracy have resulted in an increase in our costs of meeting service level standards for our customers. We continue to assess our strategic alternatives for the content protection services business to improve the economics as we expect our costs to provide these services to exceed our revenue over the near term. Part of this strategy includes exploring methods to create legitimate digital music purchase opportunities in peer-to-peer services.
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
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the critical estimates we make may include amounts with respect to music publishing rights and music royalty accruals, litigation accruals, and the allowance for income taxes. Actual results could differ from those estimates.
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” that amends FASB Statements No. 123 and No. 95, and supersedes APB 25. This statement requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The statement also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This statement is effective beginning in the first quarter of 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” for the pro forma net loss and net loss per share amounts, for the three and six months ended June 30, 2005 and 2004 as if we had applied the fair value recognition provisions of FAS 123 to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements under FAS 123R and expect the adoption to have a material impact on the consolidated statements of operations and comprehensive loss and net loss per share.
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
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 is a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by FAS 154. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We will adopt this pronouncement beginning in fiscal year 2006.
Consolidated Results of Operations
     During the preparation of our financial statements for the year ended December 31, 2004, we revised our classification with regard to amortization of acquired technology and capitalized software costs, which resulted in the revision of classification of expenses totaling approximately $81,000 for the three months and $116,000 for the six months ended June 30, 2004 from operating expenses — amortization of intangibles to cost of revenue in the current presentation as we determined that these expenses were more appropriately classified as cost of revenue in accordance with FAS 86 and related accounting literature. This revision of classification had no impact on net loss, stockholders’ equity or cash flows as previously reported.
Comparison of Second Quarter 2005 Operating Results to First Quarter 2005
     Revenue increased 16% for the second quarter 2005 to $7.0 million from $6.0 million in the first quarter 2005. Our revenue was from our three primary service offerings, digital media store services, digital media content services and content protection services. During the second quarter 2005, we experienced revenue growth in our digital media store services and digital media content services offerings, but revenue decline in content protection services.

     Our digital media store services in the second quarter 2005 generated approximately $5.0 million in revenue, or 72% of total revenue. Revenue in this service line grew by 27% from first quarter 2005 levels. For the quarter ended June 30, 2005, transactional volume, principally from the sale of prepaid credit packages, represented over 70% of total digital media store services revenue. Since the majority of our store services revenue comes from the European operations of our OD2 subsidiary, we continue to maintain and enhance the OD2 music service technology platform. While we continue efforts to integrate the OD2 service technology into the music service platform we continue to develop and enhance in the U.S., we have not finished the integration or migration of customers to a single platform. We expect to continue to sell and support both of these service platforms for the remainder of 2005, resulting in higher expenses for 2005 as compared to the expected expense synergies to be obtained from a unified music service platform in 2006.
     In the second quarter 2005, we generated approximately $1.5 million in revenue from digital media content services, or 22% of total revenue. This increased from $1.2 million in the first quarter 2005, as we began to see an increase in the volume of EMI Music content delivered during the second quarter of 2005 as compared to the first quarter of 2005 related to the launch and expected launch of several new digital service providers. We expect this increase in volume to remain fairly constant into the third quarter of 2005. In the second quarter 2005, our content protection services business continued to experience declines in revenue compared to the first quarter of 2005 due to failure to meet service level guarantees and challenges we faced in keeping up with increasingly sophisticated services operated by peer-to-peer networks. For the second quarter 2005, our content protection services offering generated approximately $516,000 in revenue, or 7% of total revenue compared to approximately $859,000 in revenue, or 14% of total revenue in the first quarter 2005.
     We had a gross profit margin of approximately $170,000 or 2% of revenue for the second quarter 2005, compared to a negative gross margin for first quarter 2005 of $280,000 or (5%) of revenue. Gross margins for our content protection services offering were negative in both quarters as efforts by peer-to-peer networks to thwart our services resulted in service credits and a decline in revenue and an increase in bandwidth costs, which negatively impacted our gross margins. We reported a net loss of $6.9 million or $0.06 per share in the second quarter 2005 compared to a net loss of $7.5 million or $0.07 per share in the first quarter 2005.
     Percentage comparisons have been omitted within the following table where they are not considered meaningful. Certain information reported in previous periods has been reclassified to conform to current presentation. All amounts, except amounts expressed as a percentage, are presented in the following table in thousands.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2005	2004	$	%	2005	2004	$	%
Revenue
Digital media services
Digital media store services	$5,048	$205	$4,843		$9,015	$308	$8,707
Encoding services	875	1,138	(263)	(23)%	1,420	1,477	(57)	(4)%
Content protection services	516	545	(29)	(5)%	1,375	700	675	(96)%
Samples services	320	426	(106)	(25)%	621	900	(279)	(31)%
Internet radio services	53	61	(8)	(13)%	199	435	(236)	(54)%
Webcasting and hosting services	205	638	(433)	(68)%	416	1,005	(589)	(59)%
Media restoration services	—	118	(118)	(100)%	—	297	(297)	(100)%

Total revenue	7,017	3,131	3,886	124%	13,046	5,122	7,924	155%
Cost of revenue	6,847	1,900	4,947	260%	13,156	3,361	9,795	291%
Gross profit (loss)	170	1,231	(1,061)	(86)%	(110)	1,761	(1,761)	(106)%
Operating expenses
Sales and marketing	1,626	836	790	94%	3,557	1,471	2,086	142%
Research and development	2,252	753	2,329	138%	4,036	1,343	2,329	138%
General and administrative	3,354	2,232	1,122	50%	6,991	4,192	2,799	67%
Amortization of intangibles	93	45	48	107%	193	150	43	29%
Stock-based compensation	5	43	(38)	(88)%	62	165	(103)	(62)%
Special charges (credits) — other	—	—	—		(43)	(50)	7	(14)%

Total operating expenses	7,330	3,909	3,421	87%	14,796	7,271	7,525	103%
Interest income	183	107	129	71%	391	186	205	110%
Interest expense	(28)	(59)	(3)	(53)%	(102)	(130)	28	(22)%
Loss on sale of media restoration assets		(160)				(160)
Other income, net	75	183	108	(59)%	235	186	49	26%

Net loss	$(6,930)	$(2,607)	$(4,323)	166%	$(14,382)	$(5,428)	$(8,954)	165%

Comparison of Three and Six Month Periods Ended June 30, 2005 and June 30, 2004
     Revenue. Revenue increased for the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004, primarily as a result of the acquisitions of OD2 (which generated a substantial majority of our 2005 digital media store services revenue) in June 2004 and Overpeer (which generated all of our content protection services revenue) in March 2004. For the three months ended June 30, 2005, the increase in digital media store services revenue was offset by declining revenue in our content protection, internet radio, and webcasting and hosting service offerings. For the six months ended June 30, 2005, we experienced an increase in both digital media store services revenue and content protection services revenue due primarily to our acquisitions of OD2 and Overpeer, and decreases in our other services offerings, as compared to the six months ended June 30, 2004.
     During the three and six months ended June 30, 2005, no single customer accounted for 10% or more of total revenue. However, a substantial portion of our encoding services revenue derives from our relationship with EMI Music. During the three months ended June 30, 2004, revenue from one customer represented 13% of total revenue, and during the six months ended June 30, 2004, revenue from one customer represented 10% of total revenue. Revenue generated from our international operations, which is entirely related to the OD2 acquisition, was $4.9 million and $8.8 million for the three and six months ended June 30, 2005 compared to $177,000 for both the three and six month periods ended June 30, 2004, due to our acquisition of OD2 in June 2004.
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
     Digital media store services revenue. Digital media store services are primarily provided by our European subsidiary, OD2, which we acquired in late June 2004. Accordingly, we reported less than one month’s revenue from such services during the three and six months ended June 30, 2004. Revenue from digital media store services increased during the three and six months ended June 30, 2005, as compared to the same periods in 2004. Digital media store services revenue as a percentage of total revenue was 72% and 69% in the three and six months ended June 30, 2005 and 7% and 6% in the same periods in 2004. We expect that our digital media store services revenue will be relatively flat during the third quarter of 2005 as compared to the second quarter of 2005 due to an anticipated seasonal decline in European transactional revenue during the summer months, and after that will continue to demonstrate a faster growth rate than any of our other service offerings as we continue to deploy these services globally and consumer adoption of digital media services increases. In addition, although in 2005 and 2004 our digital media store services revenue consisted exclusively of music store services revenue, we plan to extend our store services offerings to other media, such as video, music videos and games during 2006 as those digital delivery markets develop. Digital media store services revenue for 2004 includes approximately $103,000 of digital media store services revenue from fulfillment of ringtunes and rights clearing services generated during the first quarter 2004 as well as $205,000 generated by OD2 in June 2004 after the acquisition.
     Since our acquisition of OD2, revenue from digital media store services consists principally of platform service fees and transaction related distribution or revenue sharing fees which are summarized below.
•	Platform service fees are generally recognized as revenue over the term of the customer contract and represent charges in connection with enabling the service and maintaining its overall functionality during the term of the customer contract, which is generally one to three years. We charge platform fees to our customers in a variety of manners, including initial set-up fees, monthly only fees, or a combination of initial set-up and monthly fees.

•	We also share in the proceeds of consumer transactions such as digital downloads. Revenue from permanent download is recognized at the time the content is delivered, digitally, to the consumer.

•	A majority of our transactional revenue is generated through the sale of prepaid credit packages which entitle a consumer to access a specified number of digital music downloads or streams for a fixed price during a fixed time period. Prepaid credit packages are also bundled with other end consumer offerings sponsored by our customers. Revenue from prepaid credit packages and bundle promotions is deferred until the credits or promotional offers are utilized or expire. Our margin on the sale of prepaid credit packages fluctuates depending upon a number of factors, including the type of service for which the consumer redeems the credits for (full downloads or streams), the royalty rate for the download purchased and breakage.

•	Revenue from prepaid credit packages is deferred and then recognized as tracks are downloaded by the consumer or as credits expire, whichever occurs earlier.
     Encoding revenue. Revenue from encoding services decreased during the three and six months ended June 30, 2005, as compared to the same periods in 2004. Revenue from encoding services generally fluctuates based on the volume of the content delivered to our customers and the price charged for the services provided. Our encoding services customers are typically digital service providers, or DSPs, who at or near launch of their services request delivery of content. After initial content deliveries, DSPs typically receive only periodic new release updates. We began to see an increase in the volume of EMI Music content delivered during the second quarter of 2005 as compared to the first quarter of 2005 related to the launch and expected launch of several new DSPs, and we expect this increase in volume to continue into the third quarter of 2005. We also expect that if the number of new DSPs that require encoding of substantial catalogs of digital media decreases, revenue from our encoding services will similarly decrease. Growth in the encoding services line is driven by several key factors, including the number of new digital retailer launches, the addition of new content partners as customers, and the inclusion of large one-off encoding projects, including those driven by the introduction of new digital file formats. Our revenue from encoding services may fluctuate in the future based on these factors, among others. Additionally, there are no assurances that our current relationship with EMI Music will continue in the future.
     Content protection services revenue. Content protection services are provided by our Overpeer subsidiary, which we acquired in early March 2004. Accordingly, we reported revenue from such services since the acquisition date. Revenue from content protection services decreased during the three and six months ended June 30, 2005, as compared to the same periods in 2004. Revenue for content protection services is generated from service fees based on the number and popularity of titles protected and the level of protection requested and achieved. Overpeer provides content protection services to some customers with guaranteed service performance levels, or SLAs. If these service level guarantees are not met, Overpeer could be liable for monetary credits or refunds of service fees. Content protection services are typically provided under renewable contracts that range in length from one to two years. Content protection services revenue from three customers accounted for 63% during the three months ended June 30, 2005 and 70% of total content protection services revenue during the six months ended June 30, 2005. One of these customers, who accounted for 43% and 49% of total content protection services revenue during the three and six months ended June 30, 2005, did not renew its contract when it expired on June 30, 2005. Overpeer experienced failures in meeting service level guarantees in the first half of 2005, partially as a result of increased efforts by peer-to-peer networks to thwart anti-piracy efforts. This negatively impacted revenue and cost of revenue. There can be no assurances that customers will renew their agreements as they expire or that customer SLAs will be met, and we expect content protection services revenue to decline in the second half of 2005 as compared to the first half of 2005 and to fluctuate in future periods.
     Samples services revenue. Revenue from samples services generally fluctuates based on the volume of content streamed for our customers, which is primarily driven by their needs and the level of activity on their websites. Samples services revenue decreased during the three and six months ended June 30, 2005, as compared to the same periods in 2004. This decrease was attributable to a combination of pricing pressures and changes in the volume of paid content streamed. Samples service revenue from one customer represented approximately 57% and 59% of total samples service revenue during the three and six months ended June 30, 2005. If that customer were to cancel our contract or fail to renew it, or if we were unsuccessful in securing license rights from content owners to continue the samples service, revenue from our music samples services would decline. We expect that samples service revenue will continue to fluctuate in the future based on these factors, among others.
     Internet radio services revenue. Revenue from internet radio services generally fluctuates based on the volume of content streamed for our customers, which is primarily driven by the level of activity on their websites. Revenue from Internet radio decreased during the three and six months ended June 30, 2005, as compared to the same periods in 2004, primarily as a result of a customer termination and a resulting decrease in the volume of content streamed. As Internet radio services are not currently a strategic focus, we expect that revenue from these services will decrease in the future.
     Webcasting and hosting services revenue. Since late 2003, we refocused our webcasting and hosting services on customer relationships that provide higher margins and we have ceased sales efforts for these services. As a result, revenue from webcasting services volume decreased significantly during the three and six months ended June 30, 2005, as compared to the same periods in 2004. As this service offering is not a strategic focus, we expect that revenue from these services will continue to decrease in the future.
     Media restoration services revenue. Media restoration services revenue for the first six months of 2004 does not include a full six months of revenue due to the transfer of our media restoration business on January 30, 2004 and completion of the sale of those assets in May 2004, we transferred our media restoration business on January 30, 2004. We expect media restoration services to be zero for the remainder of 2005 and for future periods.
     Deferred revenue. Deferred revenue is comprised of the unrecognized revenue related to unearned platform fees, unutilized prepaid music credit purchases and other prepayments for which the earnings process has not been completed and is presented net of related receivables. Deferred revenue at June 30, 2005 was $5.8 million, net of related receivables of approximately $2.9 million, compared to approximately $5.7 million, net of related receivables of approximately $242,000, at December 31, 2004. The increase in deferred revenue during the six months ended June 30, 2005, is primarily due to an increase in the number of unutilized prepaid credit packages and promotional music credits for our digital media store services.
     Deferred revenue related to a twelve month agreement entered into in the ordinary course of business with an internet service provider (ISP) in Europe in February 2005, under which Loudeye is providing the ISP’s customers promotional credits that may be redeemed for a range of digital media download services through February 2006, was approximately €900,000 at June 30, 2005 (approximately $1.1 million based on June 30, 2005 exchange rates). Loudeye will receive a fixed fee of approximately €1.8 million (approximately $2.2 million based on June 30, 2005 exchange rates) under the agreement. Depending upon the volume of digital downloads provided to the ISP’s customers during the term of the agreement, Loudeye may experience gross margins associated with the agreement ranging from a profit of approximately €1.8 million (approximately $2.2 million based on June 30, 2005 exchange rates) to a loss of approximately €715,000 (approximately $863,000 based on June 30, 2005 exchange rates). If the number of credits redeemed during the twelve month term of the agreement does not reach certain minimum levels, the term may be extended for an additional twelve months. In addition, Loudeye expects to defer revenue under this agreement until the volume of digital downloads is reasonably determinable, which could result in deferral of all revenue under the agreement until February 2007. Further, because the transaction is denominated in Euros, and Loudeye currently does not hedge the arrangement, Loudeye could be subject to foreign currency gains or losses. As of the date of this filing, no losses had been incurred or estimated under this agreement. We expect that our deferred revenue balance will continue to fluctuate in the future depending upon a number of factors, including the timing and rate at which pre-paid music credits and promotional credits are sold, utilized and expire, the rate and dollar amounts at which current and future platform fees, if any, are deferred and recognized into revenue.
     Cost of revenue. Cost of revenue includes the cost of production, including personnel, cost of royalties to content providers and publishers, technical support, transaction processing fees, bandwidth and hosting costs, depreciation and amortization of infrastructure assets related to our service offerings, amortization of acquired technology resulting from acquisitions, and an allocated portion of equipment, information services personnel and facility-related costs. Cost of revenue increased during the three and six months ended June 30, 2005, as compared to the same periods in 2004. Cost of revenue related to acquired companies (Overpeer and OD2), was approximately $242,000 and $276,000 in the three and six months ended June 30, 2004, and included payroll and related expenses of approximately $109,000 and $143,000. From the time we acquired OD2 in June of 2004 and through the first half of 2005 we continued to expand our digital media services work force in order to meet the demands of anticipated growth and new initiatives for our digital music store services. These new initiatives include development and enhancement of our mobile music platform, custom development for certain of our music services and development of a subscription music service. Also, during the first six months of 2005, we expanded our encoding services work force and began making operational improvements to our systems as we saw an increase in demand for EMI Music encoded products related to the launch and anticipated launch of several new DSPs. During the first half of 2005, we experienced higher than expected cost of revenue related to our content protection services, due primarily to increased costs of bandwidth and other related costs, as we were faced with increased attempts to thwart our content protection services by peer-to-peer networks and others, and we experienced failures in meeting all of our service level guarantees. We also incurred increased fixed costs from investment in our platform, infrastructure and operations, as well as increased licensing costs. We expect these content licensing costs to continue to increase as recorded music companies continue their efforts to raise wholesale content prices in an apparent attempt to cause an increase in prevailing retail prices of digital downloads of music content. There is also a trend for recorded music labels to license their content directly to our customers, rather than through master content licenses with us. The impact of this trend may be a reduction in transactional revenue, and an increase in gross margins as a percentage of revenue, if we report revenue on a net basis (net of third party content fees) rather than on a gross basis. Gross margin as an absolute dollar amount would not be impacted by a change in revenue reporting from a gross basis to a net basis. Gross profit margins are generally lower for our music store services as compared to our other services, principally as a result of the significant royalties payable to the content providers and publishers on each transaction. However, we earn a higher margin on platform service fees and our margins for our prepaid credit packages and promotional bundling offerings will fluctuate, depending primarily upon breakage levels experienced. As music store services grow, we expect fluctuations in our overall gross profit margin percentage depending upon our overall mix of revenue. We expect cost of revenue related to our digital media services to continue to increase in 2005 as compared to 2004.

     Depreciation included in cost of revenue increased to approximately $775,000 and $1.5 million in the three and six months ended June 30, 2005 from $365,000 and $657,000 in the three and six months ended June 30, 2004. This increase is due primarily to our acquisitions of OD2 and Overpeer. Amortization expense included in cost of revenue was $134,000 and $272,000 in the three and six months ended June 30, 2005 and $81,000 and $116,000 in the three and six months ended June 30, 2004 and is primarily the result of the amortization of acquired technology.
     Sales and marketing. Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel and communication, and marketing expenditures such as advertising, public relations costs and trade show expenses and an allocated portion of equipment, information services personnel and facility-related costs. Sales and marketing expenses for the three and six months ended June 30, 2005 continued to increase as compared to the same periods in 2004, primarily due to increased sales and marketing activities as a result of our acquisitions of Overpeer and OD2 in the first half of 2004 Sales and marketing expenses as a percentage of total revenue declined during the three and six months ended June 30, 2005 as compared to the same periods in 2004, primarily as a result of our increased revenue. We expect that we will continue to invest significantly in sales and marketing in 2005, as we believe that a substantial sales and marketing effort is essential for us to grow our market position and increase market acceptance of our digital media services, in particular our digital media store services.
     Research and development. Research and development expenses include labor and other related costs of the continued development and support of our digital media services and an allocated portion of equipment, information services personnel and facility-related costs. To date, the substantial majority of research and development costs have been expensed as incurred. Research and development expenses for the three and six months ended June 30, 2005 continued to increase as compared to the same periods in 2004, due both to the acquisitions of Overpeer and OD2 and expanded development efforts relating to our digital media store services offerings, including mobile offerings, and content protection services, as well as an increase in allocated equipment and facility-related costs. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our digital media services offerings, in particular our digital media store services, and to develop additional applications. Accordingly, we anticipate that we will continue to invest in research and development for the foreseeable future, and we anticipate research and development costs as an absolute dollar amount will fluctuate, depending primarily upon the volume of forecasted future revenue, customer needs, staffing levels, overhead costs and our assessment of market demands.
     General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, legal and administrative personnel, legal expenses, an allocated portion of equipment, information services personnel and facility-related costs, and costs associated with being a public company, including but not limited to, consulting, audit and legal fees related to the Sarbanes-Oxley internal control over financial reporting certification requirements, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor relations, and professional services fees. General and administrative expenses for the three and six months ended June 30, 2005 increased as compared to the same periods in 2004, primarily as a result of our acquisitions of Overpeer and OD2 in 2004, increases in our personnel costs and other resources to support our growth, severance costs, legal matters, costs related to SEC filings and additional professional fees in order to comply with the requirements under the Sarbanes-Oxley Act of 2002. General and administrative expenses as a percentage of total revenue declined during the three and six months ended June 30, 2005 as compared to the same periods in 2004, primarily as a result of our increased revenue. We expect that we will continue to incur these additional general and administrative expenses in varying degrees throughout 2005.
     Amortization of intangibles. Amortization of intangibles includes amortization of identified intangible assets related to acquisitions other than acquired technology, which is included in cost of revenue. Beginning in the first quarter 2004 we incurred amortization expense related to our acquisitions of Overpeer and, later, in the second quarter 2004, our acquisition of OD2. In June 2005, Overpeer acquired a patent which defines a system for closely imitating digital media files on peer to peer networks. Accordingly, we expect amortization expense on an annual basis for 2005 to increase over 2004 levels.
     Stock-based compensation. Stock-based compensation for the three months ended June 30, 2005, of which $30,000 was included in cost of revenue, consisted principally of the amortization of deferred stock compensation of $30,000 and $25,000 in amortization related to warrants granted in exchange for services, offset by a credit of $21,000 for variable stock compensation related to stock options that were repriced in 2001. Stock-based compensation for the six months ended June 30, 2005, of which $65,000 was included in cost of revenue, consisted principally of the amortization of deferred stock compensation of $136,000, stock-based compensation expense of $53,000 related to options granted to former employees as severance and termination benefits and $50,000 in amortization related to warrants granted in exchange for services, offset by a credit of $40,000 for variable stock compensation related to stock options that were repriced in 2001.

     Stock-based compensation for the three months ended June 30, 2004, of which $19,000 was included in cost of revenue, consisted primarily of the amortization of deferred stock compensation of $49,000, somewhat offset by a credit of $6,000 for variable stock compensation related to options that were repriced in 2001. Stock-based compensation for the six months ended June 30, 2004, of which $38,000 was included in cost of revenue, consisted primarily of the amortization of deferred stock compensation of $169,000, and stock-based compensation expense of $14,000 related to options granted to a consultant for services, and a credit of $18,000 for variable stock compensation related to options that were repriced in 2001.
     Special charges (credits). For the six months ended June 30, 2005 and 2004, the amounts recorded as special charges (credits) related to facilities consolidations were credits of $43,000 and $50,000. There were no special charges (credits) recorded in the three months ended June 30, 2005 and 2004. In the first quarter 2005, as discussed in Note 4 to the unaudited condensed consolidated financial statements, we paid $360,000 of the $403,000 then remaining accrued special charge balance, as a final payment related to our former facility at 414 Olive Way, Seattle, Washington, and the $43,000 difference between the amount previously recorded in accrued special charges and the final settlement amounts of the underlying liabilities was reflected as a net credit to special charges (credits) in the unaudited condensed consolidated statements of operations. In February 2004, we entered into a lease settlement agreement with the landlord of our unoccupied facility in New York, New York pursuant to which we paid the landlord $450,000 and allowed the landlord to retain its security deposit of $212,000, for a total settlement of $662,000. The $50,000 difference between the amount previously recorded in accrued special charges and the final settlement amount was reflected as a credit to special charges (credits) during the first quarter 2004 in the unaudited condensed consolidated statements of operations.
     The following table reflects the activity in accrued special charges for the six months ended June 30, 2005 (in thousands):

Facilities-related
Charges
Balance, December 31, 2004	$403
Additional accruals	—
Payments	(360)
Adjustments	(43)

Balance, June 30, 2005	$—

     Interest income. Interest income consists of interest income and realized gains and losses on sales of our marketable securities. Interest income for the three and six months ended June 30, 2005 continued to increase as compared to the same periods in 2004, primarily due to higher average investment balance resulting from the proceeds received from the private equity financings completed in February 2004 and December 2004. We expect interest income will fluctuate during 2005 depending upon our average investment balances and yield rates throughout the year.
     Interest expense. Interest expense for the three and six months ended June 30, 2005 continued to decrease as compared to the same periods in 2004, due to lower average debt balances but higher interest rates during 2005 as compared to 2004 and the voluntary repayment in full of our line of credit in March 2004. We expect that interest expense will continue to fluctuate in 2005 in relation to interest rates as we continue to make principal payments against our term loan balance.
     Loss on sale of media restoration assets. As discussed above, we sold our media restoration business on January 30, 2004 and completed the sale in May 2004. The difference between the proceeds received from after release of certain escrow claims and the carrying value of the assets was $160,000 and was recorded as a loss on the sale in the second quarter 2004.
     Other income, net. Other income for the three and six moths ended June 30, 2005 consists principally of net foreign exchange translation gains of $61,000 and $268,000. These gains were primarily the result of the impact of the relatively strengthened U.S. dollar on U.K. pound denominated liabilities incurred in connection with our acquisition of OD2. Other income for the three and six moths ended June 30, 2004 consisted principally of foreign currency transaction gains on the accrued acquisition consideration related to our acquisition of OD2 in June 2004.
     Income taxes. We did not record income tax benefits related to our net operating losses in any of the three or six month periods ended June 30, 2005 or 2004, as a result of the uncertainties regarding the realization of such net operating losses. Our foreign operations also have net operating losses. At June 30, 2005 and December 31, 2004, a valuation allowance equal to the deferred tax asset has been recorded.

Liquidity and Capital Resources
     We have financed our operations primarily through proceeds from public and private sales of our equity securities. To a lesser extent, we have financed our operations through equipment financing and traditional lending arrangements. As of June 30, 2005, our working capital was $14.6 million compared with $13.8 million at December 31, 2004. Our principal source of liquidity at June 30, 2005 was our cash, cash equivalents, marketable securities and guidance line of credit at Silicon Valley Bank. As of June 30, 2005, we had approximately $25.8 million of cash, cash equivalents and marketable securities.
     In December 2004, we entered into a subscription agreement with a limited number of accredited investors pursuant to which we sold and issued to such investors 16,800,007 shares of our common stock, together with warrants to purchase 5,040,002 shares of common stock at an exercise price of $2.25 per share, for an aggregate purchase price of $25.2 million and net proceeds of $23.5 million. The warrants are exercisable until the fifth anniversary of the December 31, 2004 closing date. We also granted the investors a one year right to purchase 30% of any securities sold by Loudeye in future financings, subject to exceptions. We filed a registration statement in February 2005 covering the resale of the shares of common stock issued in this transaction and the shares of common stock underlying the warrants. This registration statement was declared effective by the SEC in April 2005. However, the registration statement was not filed and was not declared effective by the SEC within the time periods required under the subscription agreement. We adjusted net proceeds from the December 2004 private equity financing as a result of contractual damages of approximately $464,000 incurred relating to the filing and effectiveness delays under the subscription agreement, of which approximately $314,000 had been paid as of June 30, 2005.
     In March 2005, we completed a restructuring of remaining deferred and contingent payment obligations to certain former shareholders of OD2. In March 2005, we issued 3,026,405 shares (valued at approximately $5.2 million based on March 31, 2005 exchange rates) as settlement for the remaining deferred consideration obligations of approximately £3.2 million (or approximately $6.0 million based on March 31, 2005 exchange rates). A registration statement covering the resale of these shares of common stock was declared effective by the SEC in April 2005. This amount excludes 528,014 shares issued but held in escrow. In addition, we paid $2.5 million in March 2005 and we paid an additional $2.3 million in July 2005 in cash in full satisfaction of the maximum potential contingent payment obligations of up to £10.0 million (or approximately $18.0 million based on June 30, 2005 exchange rates). These amounts exclude £465,000 (approximately $839,000 based on June 30, 2005 exchange rates) to be held in escrow. This restructuring was agreed to by all of the former OD2 shareholders entitled to receive additional deferred and contingent payment consideration and it satisfies in full those obligations.
     Net cash used in operating activities was approximately $12.4 million and $4.6 million for the six months ended June 30, 2005 and 2004. For 2005, cash used in operating activities resulted primarily from a net loss of $14.4 million, partially offset by non-cash charges for depreciation and amortization of approximately $2.0 million, stock-based compensation charges and other non cash items aggregating $183,000, and a net foreign currency transaction gain of $268,000. For the first six months of 2004, cash used in operating activities resulted primarily from net losses of $5.4 million, offset partially by charges, depreciation and amortization and increased by other adjustments and working capital charges. Cash used in operations is dependent upon our ability to achieve positive earnings and the timing of our payments and collections and we expect that it will continue to fluctuate from period to period.
     Net cash provided by investing activities was approximately $2.3 million for the six months ended June 30, 2005. Net cash used in investing activities was approximately $11.7 million in the first six months of 2004. For the first six months of 2005, cash provided by investing activities consisted principally of net purchases of marketable equity securities of approximately $5.5 million and the release of restrictions on approximately $1.6 million of cash, partially offset by payments made to former OD2 shareholders of $2.5 million, the purchase of a patent for approximately $1.3 million, purchases of property and equipment of $873,000, offset by net purchases of short-term marketable securities of $750,000. In the six-month period ended June 30, 2004, cash used in investing activities related primarily to net purchases of short-term investments of $9.3 million and purchases of property and equipment of $2.5 million, consisting principally of equipment to upgrade the storage and access systems for our digital music archive and investments in capital equipment for our Overpeer anti-piracy service offering.
     Cash used in financing activities in the first six months of 2005 was approximately $233,000, consisting primarily of principal payments on our debt and capital lease obligations of $582,000, adjusted net proceeds from private equity financing of negative $314,000, partially offset by proceeds from the exercise of stock options of $663,000. Cash provided by financing activities was $17.2 million in the six-month period ended June 30, 2004 consisting primarily of net proceeds from the private equity financing in February 2004 offset partially by principal payments on our debt and capital lease obligations of $1.9 million.

     In March 2004, we acquired Overpeer though a merger and issued 1,752,772 shares of our common stock as consideration in the transaction. Of the shares issued in the transaction, initially 262,916 were held in escrow through March 1, 2005 under the terms of an escrow agreement to satisfy indemnity claims under the merger agreement. In January 2005, one of the former Overpeer shareholders substituted $425,004 in cash for 186,234 of the shares held in escrow, resulting in a remaining escrow balance of $425,004 in cash and 76,682 shares of common stock. In February 2005, we delivered notice to the escrow agent and representative of the former Overpeer stockholders of claims for breach of representations and warranties under the merger agreement. In June 2005, we reached a settlement with the representative of the former Overpeer stockholders that resulted in the entire remaining escrow balance of stock being returned to Loudeye in June and the entire remaining escrow balance of cash in July.
     We are subject to various debt covenants and other restrictions, including the requirement for early repayment upon the occurrence of certain events, including a sale or transfer of ownership or control. If we violate these covenants or restrictions, Silicon Valley Bank could require repayment of outstanding borrowings and our credit rating and access to other financing could be adversely affected.
     In March 2005, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Term Loan”) with Silicon Valley Bank (“SVB”). The Amended Term Loan amends and restates our December 31, 2003 loan and security agreement with SVB (the “Original Loan Agreement”). There are three primary components of the Amended Term Loan as follows:
•	A term loan in the amount of $3.0 million, with a balance as of June 30, 2005, of approximately $1.5 million. The term loan bears interest at an annual rate of 0.5% above the prime interest rate (which rate was previously 1.25% above the prime interest rate under the terms of the December 31, 2003 loan and security agreement). Payments of principal and interest total $83,333 per month for 36 months from December 31, 2003. Once repaid, the term loan may not be reborrowed.

•	A new equipment term loan facility in the amount of $2.5 million, with a balance as of June 30, 2005, of zero. The equipment loan facility is available on or before October 31, 2005, in minimum draw amounts of $250,000. The equipment loan bears interest at an annual rate of 0.5% above the prime interest rate. Any advances drawn on the equipment loan facility will be payable monthly over 36 months.

•	A new guidance line facility in the amount of $1.5 million, which is available through March 29, 2006, with a balance as of June 30, 2005, of approximately $175,000.
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
     We were notified by SVB on October 7, 2004 that we were not in compliance with two restrictive financial covenants under the Original Loan Agreement that require us to maintain a certain quick ratio and a minimum tangible net worth, each as defined in the loan agreement. We subsequently established a certificate of deposit in the amount of approximately $2.2 million, which was equal to the then outstanding loan balance. As a result, we were notified by SVB on October 11, 2004 that it had cured the default within the cure period. Restricted cash of $2.0 million was reflected on our December 31, 2004 balance sheet related to the certificate of deposit. During 2005, we regained compliance with the financial covenants under the Amended Term Loan, and as a result the restricted cash held as collateral at December 31, 2004 was released. As of June 30, 2005, we were in compliance with the financial covenants under the Amended Term Loan.
     At June 30, 2005, approximately $654,000 of other restricted cash is held in investment accounts that serve as collateral for standby letters of credit for certain of our capital and operating lease obligations and as escrow under the terms of our OD2 transaction.
     We have incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $223.7 million at June 30, 2005. Historically, we have funded our operations through sales of equity securities, borrowings under our credit facilities and proceeds from exercises of stock options and warrants. However, there can be no assurance that our cash balances after June 30, 2005 will be sufficient to sustain our operations until profitable operations and positive cash flows are achieved.
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
     While we will continue to focus on implementing cost containment efforts across our business, our operating expenses will consume a material amount of our cash resources. We believe that the total amount of our cash and cash equivalents and marketable securities along with our commercial credit facilities will be sufficient to meet our anticipated cash needs for working capital or other purposes for at least the next twelve months. Thereafter, depending on the development of our business, we will likely require additional funds to support our working capital requirements, unanticipated expenses, opportunities for acquisitions or other business initiatives we encounter and we may seek to raise such additional working capital through public or private equity or debt financing (including debt convertible into equity) or from other sources. We may not be able to obtain adequate or favorable financing at that time. Our history of declining market valuation and volatility in our stock price could make it difficult for us to raise capital on favorable terms. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders.
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
     We conduct our operations in two primary functional currencies: the United States dollar and the British pound. Since our acquisition of OD2 in June 2004, fluctuations in foreign exchange rates have had a significant impact on our financial condition and results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in British pounds, except outside of the UK, where we invoice our customers primarily in euros. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries and accrued acquisition consideration relating to the OD2 transaction. For the for the three and six months ended June 30, 2005, we recognized approximately $61,000 and $268,000 of net transaction gains on accrued acquisition consideration related to the OD2 transaction. Foreign exchange rate fluctuations and changes in foreign economic conditions did not have a material impact on our financial results for the three and six months ended June 30, 2004.
Contractual Obligations
     The following table provides aggregated, consolidated information about our contractual obligations as of June 30, 2005 (in thousands).

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 years	4-5 years	5 years
Contractual Obligations
Long-term debt and capital leases	$1,553	$1,053	$500	$—	$—
Operating leases (1)	3,3343	1,098	629	405	1,202
Accrued acquisition consideration	2,378	2,378	—	—	—
Bandwidth and co-location purchase obligations (2)	303	303	—	—	—

Total contractual obligations	$7,568	$4,832	$1,129	$405	$1,202

(1)	Our future minimum rental commitments under noncancellable leases comprise the majority of the operating lease obligations presented above. We expect to fund these commitments with existing cash and cash flows from operations.

(2)	Many of the contracts underlying these obligations contain renewal provisions, generally for a period of one year. In addition, amounts payable under these contracts may vary based on the volume of data transferred. The amounts in the table represent the base fee amount. We also have contracts for bandwidth and collocation services that run on a month-to-month basis and for which there are no unconditional obligations. Monthly amounts due under the month-to-month contracts are approximately $235,000 and have been excluded from the table above.
     Excluded from the table above are the following:
•	Although we have included the $2.3 million in accrued acquisition consideration we were required to pay in July 2005 under the March restructuring of the OD2 payment obligations, this amount excludes approximately $345,000 to be held in escrow which is not recorded. Such amount will be held in escrow by Loudeye until due in accordance with the terms of the OD2 transaction.

•	Deferred revenue of $8.5 million has been excluded from the table above as the related liabilities will not be settled in cash.

•	Loudeye expects to issue up to approximately 900,000 additional shares of its common stock, representing shares to be issued to OD2 option holders issuable upon exercise of OD2 options assumed by Loudeye in connection with the OD2 acquisition in June 2004. The associated common stock payable of $1.8 million has been excluded as the related liability will not be settled in cash.

•	Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specifically fixed or minimum quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. There were no other known contracts or purchase orders exceeding $100,000 in the aggregate.
     Since inception, we have sustained substantial net losses to sustain our growth and establish our business. We expect the following additional items, among others, may represent significant uses of capital resources in the foreseeable future:
•	We have continuing payment obligations under existing arrangements with certain licensors of copyrighted materials that will require payments for content fees and royalties on music delivered to end consumers. As of June 30, 2005, approximately $4.0 million of these amounts are included in accrued and other liabilities in the accompanying interim unaudited condensed consolidated balance sheets. Content fees and royalties on music are due to our partners based on net revenue and online music distribution volumes. As online service volumes fluctuate, our payment obligations for content fees and royalties fluctuate proportionally.

•	We may enter into future licensing agreements with content owners that could require cash advances or prepayments for content licensing rights.

•	We may enter into future transactions where we acquire complementary businesses. Such acquisitions may require the use of our capital resources.
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
     Other. In February 2005, we entered into a twelve month agreement in the ordinary course of business with an internet service provider (ISP) in Europe, under which we will provide the ISP’s customers with promotional credits that may be redeemed for a range of digital media download services through February 2006. We will receive a fixed fee of approximately €1.8 million (approximately $2.2 million based on June 30, 2005 exchange rates) under the agreement. Depending upon the actual redemption rate with respect to such promotional credits provided to the ISP’s customers during the term of the agreement, our cost of revenue associated with this agreement could vary significantly. At a zero redemption rate, our incremental cost of revenue is nominal and we would generate gross margins approximating the approximately €1.8 million fee. Conversely, if significantly more credits are redeemed than expected, we could experience negative gross margins from this agreement of up to approximately €715,000 (approximately $863,000 based on June 30, 2005 exchange rates). Our expectation is that actual redemption rate will fall somewhere within that range, and as such, we expect to generate positive gross margin from this agreement. If the number of credits redeemed during the twelve month term of the agreement does not reach certain minimum levels, the term of the credits may be extended for an additional twelve months. In addition, we expect to defer revenue under this agreement until the volume of digital downloads is reasonably determinable, which could result in deferral of all revenue under the agreement until February 2007. Further, as the transaction is denominated in Euros, if we do not hedge the arrangement, we could be subject to foreign currency gains or losses. As of the date of this filing, no losses had been incurred or estimated under this agreement.
Legal Proceedings
     For a detailed discussion of our legal proceedings, please refer to the discussion in note 7 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2005.
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
     As of June 30, 2005, we had an accumulated deficit of $223.7 million. We have incurred net losses from inception, and we expect to continue to incur net losses in future periods. To achieve future profitability, we will need to generate additional revenue or reduce expenditures. We can give no assurance that we will achieve sufficient revenue or reduced expenditures to be profitable on either a quarterly or annual basis in the future. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on either a quarterly or annual basis.
Our quarterly and annual financial results will continue to fluctuate making it difficult to forecast our operating results.
     Our quarterly and annual operating results have fluctuated in the past and we expect our revenue and operating results may vary significantly from quarter to quarter and year to year due to a number of factors, many of which are beyond our control, including:
•	Market acceptance of our services;

•	Variability in demand for our digital media services;

•	Competition from other companies entering our markets;

•	The actual, commercial launch date of major new digital media stores;

•	Our customers’ commitment to adequately market and promote their digital media stores;

•	Ability of our customers and us to procure necessary intellectual property rights for digital media content;

•	Willingness of our customers to enter into longer-term volume or recurring revenue digital media services agreements and purchase orders in light of the economic and legal uncertainties related to their business models;

•	Fluctuating wholesale costs for digital media content, especially from major record labels;

•	Willingness of competitive consumer digital media services to maintain a consumer retail price below the wholesale cost of the content in an effort to gain market share or for other competitive reasons;

•	Charges related to restructuring of our business, including personnel reductions and excess facilities; and

•	Governmental regulations affecting use of the Internet, including regulations concerning intellectual property rights and security measures.
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
We are likely to need to raise additional capital in the future to execute on our current business plan.
     We currently believe that our existing cash resources and the available credit under our equipment line facility and guidance line facility with Silicon Valley Bank will be sufficient to satisfy the cash needs of our existing operations during the next twelve months. However, our existing cash reserves are not likely to be sufficient to fund operating and other expenses under our current business plan until projected profitability. As a result, to execute on our current business plan, we expect to need to secure additional financing. We may not be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may need to sell assets or reduce expenditures, or both, and we may not be able to pursue all of our business objectives. This inability could seriously harm our business, results of operations and financial condition.
We have not completed the integration of all our acquisitions, and we may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating these future acquisitions may have a material adverse effect on our operating results.
     We have completed a number of acquisitions during the past three fiscal years, and we expect to continue to pursue strategic acquisitions in the future. In March 2004, we completed the acquisition of Overpeer and in June 2004 we completed the acquisition of OD2. Integrating these acquisitions and completing any potential future acquisitions could cause significant diversions of management time and company resources. The OD2 acquisition, in particular, is taking longer than anticipated to fully integrate. Given the size and complexity of the OD2 business and our continuing development efforts on an integrated technology platform, it has been necessary, in order to not disrupt this material business, to maintain and enhance the OD2 music store platform while we work to complete a migration path to an integrated platform with our U.S. music store platform. This transition increases our costs as compared to a fully integrated technology platform. Our business, financial condition and results of operations could be materially and adversely affected if we are unable to integrate the operations of current or future acquired companies or joint ventures.
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
We may divest acquired assets or companies, which may result in a loss on our investment and may have a material adverse effect on our operating results.
     In the past, we have divested acquired assets, partially as a result of failure of an acquired company’s business to integrate fully with ours, as with the media restoration business of our former Vidipax subsidiary that we acquired in June 2000 and divested in early 2004. We may in the future divest other acquired assets or companies. Divesting acquired assets can divert management time and resources, could result in a loss on sale or disposition of assets, and may have a material adverse effect on our operating results, for example as a result of a decline in revenue from the assets or company divested.
We have restructured our business and if we are unsuccessful in executing on our revised business strategy, our business, results of operations and financial condition could be seriously harmed.
     We have shifted our business plan to offering full-service business-to-business digital media services. You should consider our prospects in executing on this business strategy in light of the risk, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market segments we serve. As a result of such risks, expenses and difficulties, we may not be successful in:
•	Establishing and maintaining broad market acceptance of our services and converting that acceptance into direct and indirect sources of revenue;

•	Establishing and maintaining our brand name;

•	Developing new service offerings and features on a timely basis and increasing the functionality and features of existing services;

•	Responding to our current competition including, competition from emerging technologies and solutions;

•	Developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our services; and

•	Attracting, training and retaining qualified development, sales, technical and support personnel.
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
     We have digital download content license agreements with all four major recorded music companies — EMI Music Marketing, Sony BMG Music Entertainment, UMG Recordings, and Warner Music Group — and numerous independent record labels, and in each case our license grants are for finite terms and generally require the consent of the label to renew. Our licenses generally provide for the content owner to change wholesale content prices on advance notice and on renewal. In addition, these content licenses may be terminated by the recorded music companies at any time upon a specified period of advance notice or under circumstances such as our breach of these agreements. Our major label content licenses have limited territories, and as a result we have separate license agreements for major label content in the U.S., Europe and Australia and we would require new licenses for other territories.
     Content owners may use renewal time periods as leverage for increasing wholesale content rates, and there can be no assurance we will be successful in renewing our content license agreements on commercially reasonable terms, if at all. If we are unsuccessful in securing renewals of these label license agreements before expiration of existing agreements, our digital media services with respect to any one or a number of the labels’ content could be interrupted, and our business and results of operations could be harmed.
     In addition, we are seeking expanded license rights from the major record labels and other content owners for rights such as subscription services, OTA deliveries, music video streaming and ringtunes. New license rights may be coupled with substantial up-front fees or advances and there can be no assurance we will be successful in negotiating these expanded content license agreements on commercially reasonable terms, if at all. If we are unsuccessful in obtaining additional license rights from the content owners for emerging distribution methods, such as subscription services, our business and results of operations could be harmed.
Our music content licenses generally require prior approval for us to distribute content to our customers. If approval is delayed or withheld, portions of our services could be interrupted and our business and results of operations could be harmed.
     Our content license agreements from the major recorded music companies generally require prior approval before we can distribute content to our customers. We have experienced delays and challenges in obtaining timely approval of certain new and existing customers, especially for our music samples service. If approval is delayed or withheld, we may not be able to satisfy our contractual obligations to our customers. As a result, our reputation within the music industry could be harmed, our services could be interrupted and our business and results of operations could be harmed.
Certain recorded music companies desire to license directly to our brand name customers. This trend may lengthen our sales cycle and may result in us reporting certain music store services revenue on a net basis rather than on a gross basis.
     There is a trend for certain of the recorded music companies to license their content catalogues directly to brand name customers. As a result, certain of our customers are likely to need to engage in a negotiation process with these music labels to obtain a competitive catalogue of music content. This additional process may slow our sales cycle and may also have an impact on how we report revenue and cost of revenue in music store services. To the extent our customers license directly and pay recorded music companies for their content, we may report revenue on a net basis, excluding content cost of revenue, rather than on a gross basis, with a corresponding cost of revenue. This trend would have no impact on our net revenue, but may reduce both our gross revenue and cost of revenue.

Our music content licenses could result in operational complexity that may divert resources or make our business more expensive to conduct.
     The large number of licenses in the U.S. and in the foreign markets in which we operate that we need to maintain in order to operate our music-related services creates operational difficulties in connection with tracking the rights that we have acquired and the complex structures under which we have royalty and reporting obligations. In addition, in some circumstances, we are responsible for obtaining licenses from professional rights organizations, both in the U.S. and abroad, such as The American Society of Composers, Authors and Publishers, Inc. (ASCAP), Broadcast Music, Inc. (BMI), SESAC, Inc. (SESAC) or The MCPS-PRS Alliance Limited in the United Kingdom, and for tracking and remitting royalties to these rights organizations. Certain of our new businesses, principally music subscription services, may require us to obtain licenses from music publishers. While there are certain aggregators of publishing rights in the U.S., the process of obtaining such rights is challenging and time consuming. The disparate types and shear quantity of licenses we must obtain and track adds to the complexity of the royalty structure in which we operate. The effort to obtain the necessary rights from such third parties is often significant, and could disrupt, delay, or prevent us from executing our business plans. Because of the large number of potential parties from which we must obtain licenses, we may never be able to obtain a sufficient number of licenses to allow us to provide services that will meet our customers’ expectations.
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
     We must make estimates of our music publishing rights and music royalties owed for our domestic and international music services. Differences in judgments or estimates could result in material differences in the amount and timing of our music publishing and royalty expense for any period. Under U.S. and foreign copyright laws, we may be required to pay licensing fees for digital sound recordings and compositions we make and deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. For example, royalty rates associated with streaming musical compositions in the U.S. and abroad are not fully established with respect to public performances and, if required, reproductions. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to our current or historic sales of our digital music offerings. We may be required to pay a rate that is higher than we expect, or the issue may be submitted to a “Rate Court” for judicial determination. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While we base our estimates on historical experience, established industry practice and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.
We may be liable or alleged to be liable to third parties for music, software, and other content that we encode, distribute, archive or make available to our customers.
     We may be liable or alleged to be liable to third parties, such as the recorded music companies, music publishers and performing rights organizations, for the content that we encode, distribute, archive or make available to our customers as samples, streams, downloads or otherwise:
•	If the performance of our services is not properly licensed by the content owners or their representatives such as the recorded music companies, music publishers and performing rights organizations;

•	If the content or the performance of our services violates third party copyright, trademark, or other intellectual property rights;

•	If our customers violate the intellectual property rights of others by providing content to us or by having us perform digital media services;

•	If the manner of delivery of content is alleged to violate terms of use of third party delivery systems, such as peer-to-peer networks; or

•	If content that we encode or otherwise handle for our customers is deemed obscene, indecent, or defamatory.
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
     In certain aspects of our business, we rely on well-established industry practice concerning rights matters. These industry practices could change over time or certain rights holders could become newly active in pursuing alleged licensing opportunities concerning certain areas of our business. Changing industry practices concerning intellectual property rights or any requirement that we litigate or settle questions of intellectual property rights as new matters arise could have a material adverse affect on our results of operations, business and prospects.
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
     We cannot provide assurance that third parties will not claim infringement by us with respect to past, current, or future technologies or services. The music industry in particular has recently been the focus of infringement claims. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. In addition, these risks are difficult to quantify in light of the continuously evolving nature of laws and regulations governing the Internet. Any claim relating to proprietary rights, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements, and we can not assure you that we will have adequate insurance coverage or that royalty or licensing agreements will be available on terms acceptable to us or at all.
Our success is dependent on the performance of our CEO and CFO/COO and the cooperation, performance and retention of our executive officers and key employees.
     Michael Brochu joined as our chief executive officer on January 31, 2005. Ronald Stevens joined as our chief financial officer and chief operating officer on March 7, 2005. Our business and operations are substantially dependent on the performance and integration of our CEO and COO/CFO, as well as the performance of our other executives. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.
Competition may decrease our market share, revenue, and gross margins.
     We face intense and increasing competition in the global digital media services market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for digital media services, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:
•	Ability to offer a private branded solution;

•	Service functionality, quality and performance;

•	Substantial cash reserves;

•	Ease of use, reliability, scalability and security of services;

•	Establishing a significant base of customers and distribution partners;

•	Ability to introduce new services to the market in a timely manner;

•	Customer service and support;

•	Quantity of available content and any exclusive content;

•	Attracting third-party web developers; and

•	Pricing.
     Competition in our business-to-business digital media content services comes from in-house efforts by our potential customers and from companies such as Groove Mobile (formerly Chaoticom), Liquid Digital Media, Melodeo, MusicNet, Inc., MusicNow LLC, MusiWave, MPO Group, Siemens AG, Soundbuzz and Digital World Services AG, and WiderThan Co., Ltd.. For example, in the second quarter 2005 MusicNet announced a new music store service, including music subscriptions, with Yahoo! Inc. In addition, our customers for digital media distribution services face competition from other providers of digital distribution services to consumers including Apple Computer Inc.’s iTunes, Napster, RealNetworks Inc.’s Rhapsody, Microsoft’s MSN Music, AOL Music, MusicNet, Inc., Yahoo! Music and Sony Connect Inc. We expect new music store services to enter the market in the near term, which would likely increase competition for transactional volume in our music store services. Our mobile music store service offerings, including through our collaboration with Nokia Corporation, faces competition from other handset manufacturers and mobile operators. Competitors for our anti-piracy services business include Macrovision, MediaDefender and Media Sentry. We face potential competition from other companies that may seek in the future to provide business-to-business digital media services to our customers. Many of our competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors’ services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain or maintain market share and customer loyalty and to generate sufficient revenue to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and results of operations.
We depend on a limited number of customers for a significant percentage of our revenue. Accordingly, the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenue, operating results and cash flows.
     A limited number of customers have accounted for a significant percentage of our revenue and may continue to do so for the foreseeable future. During the six months ended June 30, 2005, no customers accounted for 10% or more of our revenue and during the six months ended June 30, 2004, one customer accounted for approximately 10% of our revenue. However, substantially all our encoding services revenue during 2005 was derived from our relationship with EMI Music. . We believe that a small number of customers may continue to account for a significant percentage of our revenue for the foreseeable future. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to complete or deliver a project on a timely basis during a given quarter is likely to significantly reduce revenue. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our financial condition, revenue and operating results could suffer.
If we do not continue to add customers for our services, our revenue and business will be harmed.
     In order to achieve return on our investments in new service offerings, we must continue to add new customers while minimizing the rate of loss of existing customers. For example, a significant customer for our content protection services failed to renew its contract at the end of the second quarter 2005. If our sales, marketing and promotional activities fail to add new customers at a rate significantly higher than our rate of loss, our business will suffer. In addition, if the costs of such sales, marketing and promotional activities increase in order to add new customers, our margins and operating results will suffer.
Our business will suffer if we do not anticipate and meet specific customer requirements or respond to technological change.
     The market for digital media services is characterized by rapid technological change, frequent new service offerings, new device introductions, new content protection and digital rights management standards and changes in customer requirements, some of which are unique or on a customer by customer basis. We may be unable to respond quickly or effectively to these developments or requirements. Our future success will depend to a substantial degree on our ability to offer services that incorporate leading technology, address the increasingly sophisticated, varied or individual needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:
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
     The online music services of our customers face significant competition from “free” peer-to-peer services, such as MetaMachine Inc.’s eDonkey, Sharman Network Inc.’s KaZaA, StreamCast Networks, Inc.’s Morpheus, Grokster, Ltd. and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. While the U.S. Supreme Court’s July 2005 ruling in the peer-to-peer piracy case MGM Studios, Inc. v. Grokster, Ltd., may mean that peer-to-peer networks that do not filter for unlicensed content available over their networks could be liable for damages for copyright infringement, enforcement efforts against peer-to-peer networks have not effectively shut down these services to date, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.
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
Average selling prices of our services may decrease, which may negatively impact our gross margins.
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

Our music store business generally may have lower gross margins than other service offerings and for the six months ended June 30, 2005 we had a negative gross margin across our entire business.
     In June 2004, we acquired OD2 and subsequently have placed greater focus on growing our music store services. On a blended basis, costs of our music store services as a percentage of the revenue generated by those services are generally higher than those of our digital media content services. A trend towards more music store services as a percentage of our total revenue will reduce our overall gross margins. We experienced an overall negative gross margin across our entire business in the six months ended June 30, 2005. We may not be successful at generating sufficient revenue and/or reducing our cost of revenue and achieving gross profit margins in the future.
Increases in wholesale rates for digital music content may negatively impact gross margins and may harm our business.
     The margin associated with transactional revenue is highly dependent upon factors outside our control such as the wholesale rate charged for content by rights holders such as the major record labels and transactional processing fees such as credit card interchange fees. Some of the major record labels in certain territories have begun pricing their premium content at wholesale rates in excess of or very near to the prevailing retail price. Increased wholesale rates charged for popular digital music content may negatively impact our gross margins if retail rates do not increase, which in turn may harm our business. Furthermore, increased wholesale rates that do not translate into increased retail rates in the digital music market could limit the growth of new services.
Our music store services operating results fluctuate on a seasonal and quarterly basis.
     Sales of recorded music tend to be seasonal in nature, with a disproportionate percentage of annual music purchases occurring in the fourth quarter. We expect transactional related revenue from our digital media stores services to be impacted by such seasonality long-term; however, increasing consumer adoption of digital media services should largely mitigate the impact of such seasonality in the near term. This sales seasonality may affect our operating results from quarter to quarter. Prior to our acquisition of OD2 in June 2004 and the expansion of our music store services, we did not experience significant seasonality in our business. With its European presence, OD2 tends to experience lower growth in the seasonally slow third calendar quarter each year. We cannot assure you that revenue from our music store services will continue at the level experienced in the second quarter 2005 or that they will be higher than such revenue for our other quarters. Seasonality in our business makes it more difficult to prepare period to period comparisons for our business.
A decline in current levels of consumer spending could reduce our music store service revenue.
     Our music store services revenue is directly affected by the level of consumer spending. One of the primary factors that affect consumer spending is the general state of the local economies in which we operate. Lower levels of consumer spending in regions in which our customers operate music stores could have a negative impact on our business, financial condition or results of operations.
We cannot be certain that we will be able to protect our intellectual property.
     Our intellectual property is important to our business, and we seek to protect our intellectual property through copyrights, trademarks, patents, trade secrets, confidentiality provisions in our customer, supplier and strategic relationship agreements, nondisclosure agreements with third parties, and invention assignment agreements with our employees and contractors. There can be no assurance that measures we take to protect our intellectual property will be successful or that third parties will not develop alternative solutions that do not infringe upon our intellectual property.
We may be subject to intellectual property infringement claims which are costly to defend and could limit our ability to use certain technologies in the future.
     We could be subject to intellectual property infringement claims by others. For example, in September 2004, Loudeye and Overpeer were named in a patent infringement lawsuit brought by Altnet, Inc., and others involving two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy solutions offered by our Overpeer subsidiary infringe the patents in question. The complaint does not state a specific damage amount.

     In addition, we rely upon third party technologies in our service offerings. When we license third party technologies, we generally are indemnified by the third party service provider against liabilities arising from infringement of other proprietary rights, however there can be no assurance that these indemnification rights will be sufficient or that the third party will have sufficient resources to fulfill its indemnity obligations.
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
We currently maintain two service platforms for our digital media store services which represents additional significant expense and technological challenges.
     We are developing a digital distribution platform for which we expect to launch a U.S. retailer in the Fall of 2005. We are currently developing enhancements and customizations to this U.S. music store platform and we anticipate this platform will be used by all of our customers globally in 2006. OD2 had developed its own digital music store platform and since we acquired OD2 in June 2004, all but three of our current active digital media store customers continues to be serviced from the OD2 platform. We are preparing to migrate existing customers from the OD2 platform to all or some portions of our U.S. developed music store platform sometime in 2006. In the meantime, we continue to maintain, support and enhance both our music store platforms, which results in additional development, operational and support expense as compared to standardization on a single world-wide platform. There can be no assurance our customers will be satisfied with the operational specifications of the new platform or that we will have successfully anticipated and addressed all technological issues associated with migrating customers from the OD2 platform to the U.S. platform. We may incur significant costs and expenses in completing the platform migration which would negatively impact our results of operations.
We must enhance our existing digital media services and develop and introduce new services in a timely manner to remain competitive in that segment. Any failure to do so in a timely manner will cause our results of operations to suffer.
     The market for digital media services is characterized by rapidly changing technologies and market offerings. This market characteristic is heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of the new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:
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
     We will not be competitive unless we continually introduce new services or enhancements to existing services that meet evolving industry standards and customer needs. We must bring new services and enhancements to market in a timely manner to satisfy needs of existing and potential customers. In the future, we may not be able to address effectively the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. The technical innovations required for us to remain competitive are inherently complex, require long development schedules and are dependent in some cases on sole source suppliers. We will be required to continue to invest in research and development in order to attempt to maintain and enhance our existing technologies and services, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most development expenses must be incurred before the technical feasibility or commercial viability of new or enhanced services and applications can be ascertained. Revenue from future services or enhancements to services may not be sufficient to recover the associated development costs.
Delays in technology enhancements could result in customer terminations which could cause our results of operations to suffer.
     We may experience delays in completing enhancements to our existing services required for current or potential customers. Any such delays could impact anticipated launch dates for customer services. In addition to customer satisfaction issues caused by delays, we may incur additional expenses associated with efforts directed at speeding delivery of technology enhancements and our customers may ultimately terminate their service agreements with us, either or both of which could negatively impact our results of operations.
The technology underlying our services is complex and may contain unknown defects that could harm our reputation, result in liability or decrease market acceptance of our services.
     The technology underlying our digital media services is complex and includes software that is internally developed and software licensed from third parties, including open source software. Some of our digital media services have not yet been commercially launched, such as music subscription services and a customized media player. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services or enhancements until after they are sold or commercially launched. Furthermore, because our digital media services are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality service for our customers. Because our customers depend on us for digital media management, any interruptions could:
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
     In addition, growth in demand for our music store services is likely to depend on growth in adoption of Windows Media Player compatible portable music devices. For example, our digital music store service is not compatible with the iPod music player, the leader in the digital audio player market. Success of our services could also be impacted by the rate of adoption of OMA version 2 DRM technologies.

We provide guarantees to some of our customers under service level agreements and could be liable for service credits for failure to meet specified performance metrics.
     In connection with our content protection services, encoding services and certain digital media store services, we provide our customers with guaranteed service performance levels. If we fail to meet these guaranteed performance metrics, we could be liable for monetary credits or refunds of service fees previously paid or owed to us. We have provided certain customers with credits for performance level failures and while we endeavor to avoid the imposition of such credits, we can not be certain we will always meet our service level guarantees. Our contracts generally provide for credits of a portion of the fees otherwise payable to us for the service in the event of a service level failure. Any failure could also result in termination of service contracts and could damage our reputation and ability to attract or retain customers.
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
Our transmission capacity is not entirely in our control, as we rely in part on transmission capacity provided by third parties. Insufficient transmission capacity could result in delays or interruptions in our services and loss of revenue.
     Significant portions of our business are dependent on providing customers with efficient and reliable services to enable customers to broadcast content to large audiences on a live or on-demand basis. Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. As we migrate our customers from the OD2 platform to the U.S. platform, we may experience transmission difficulties or delays associated with hosting content for our European customers from the U.S. Any failure of network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers and if we are unable to obtain such capacity on terms commercially acceptable to us, our business and operating results could suffer.
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
The lease for our corporate headquarters in Seattle, Washington expires in December 2005 and we may be required to locate new facilities and make significant expenditures in relocating our operations.
     The lease for our corporate headquarters in Seattle, Washington expires in December 2005. We are currently in discussions with the landlord regarding potentially extending the lease, although there can be no assurance that we will be able to reach a satisfactory arrangement with respect to any such extension. We are also in the process of identifying potential new locations to lease for our corporate headquarters. If we are required to move to a new location, we could incur significant expenditures in relocating our operations as well as a disruption of our business. In addition, we may need to commit to a long term lease for a new location for our headquarters, which would impact the flexibility we would otherwise have to restructure our business in the future to reduce expenses if necessary.

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
We are subject to exchange rate risk in connection with our international operations.
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
     We must also provide digital rights management solutions and other security mechanisms in order to address concerns of content providers and artists, and we cannot be certain that we can develop, license or acquire such solutions or that content licensors or consumers will accept them. Consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. No assurance can be given that such solutions will be available to us upon reasonable terms, if at all. If we are unable to acquire these solutions on reasonable or any terms, or if customers are unwilling to accept these solutions, our business and prospects could be harmed.
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
     Our digital media services business is affected by the release of “hit” music titles, which can create cyclical trends in sales distinctive to the music industry. It is not possible to determine the timing of these cycles or the future availability of hit titles. We depend upon the music content providers to continue to produce hits. To the extent that new hits are not available, or not available at prices attractive to consumers, our sales and margins may be adversely affected. In addition, to the extent other music services obtain exclusive rights to certain popular content and we are unable to offer such content on our services, our revenues or operating results may be adversely impacted.
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
     Such licenses may apply only to music performed in the United States, and the availability of corresponding licenses for international performances and other uses is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. Many of our customers may be affected by these rates, which may negatively affect our revenue. Several CARP proceedings are pending for subscription music services and services that deliver digital downloads of music, and the outcome of these CARPs or any proceedings before the Copyright Royalty Judges will also likely affect our business in ways that we cannot predict. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future proceedings before

Copyright Royalty Judges relating to music subscription delivery services, which may also adversely affect the online distribution of music.
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
     As of June 30, 2005, we had on file with the SEC an effective registration statement for a total of approximately 27.0 million shares, including approximately 5.9 million shares issuable upon exercise of outstanding warrants, for resale by selling stockholders representing approximately 24% of our common stock then outstanding.
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
Our common stock could be delisted from the Nasdaq SmallCap Market if our stock price continues to trade below $1.00 per share.
     On July 7, 2005, we received a notice from The Nasdaq Stock Market that Loudeye’s common stock is subject to delisting from the Nasdaq SmallCap Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4). Delisting from the Nasdaq SmallCap Market, would have an adverse effect on our business and on the trading of our common stock. In order to maintain compliance with Nasdaq SmallCap listing standards, we may consider several strategies. For example, at our 2005 annual meeting, Loudeye’s stockholders approved an amendment to Loudeye’s Certificate of Incorporation to effect a reverse stock split of Loudeye’s authorized and issued and outstanding Common Stock at ratios of one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine or one-for-ten. The board of directors may elect to effect a reverse stock split at any one of these ratios at any time before the 2006 annual meeting of Loudeye’s stockholders. We cannot predict what effect a reverse stock split would have on the market price of our common stock or our ability to maintain compliance with the listing standards of the Nasdaq SmallCap market. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.
Recently enacted and proposed changes in securities laws and regulations have increased and will continue to increase our costs.
     The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the SEC and Nasdaq has required changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements have increased and will continue to increase our legal and financial compliance costs, and make some corporate actions more difficult. These developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.
The large number of holders and lack of concentration of ownership of our common stock may make it difficult for us to reach a quorum or obtain an affirmative vote of our stockholders at future stockholder meetings.
     Our stock is held in a large number of individual accounts with no one registered holder or group of registered holders individually accounting for more than 5% of our outstanding common stock. As a result, it may be difficult for us to reach a quorum or obtain an affirmative vote of a majority of our stockholders where either of those thresholds are measured based on the total number of shares of our common stock outstanding. Difficulty in obtaining a stockholder vote could impact our ability to complete any strategic transaction requiring stockholder approval or effect basic corporate governance changes, such as an increase in the authorized number of shares of our common stock.
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
     During the quarter ended June 30, 2005, the impact of changes in interest rates on the fair market value of our cash and cash equivalents and marketable securities caused an insignificant change in our net loss. Based on our invested cash and cash equivalents, marketable securities and restricted cash balances of approximately $25.0 million at June 30, 2005, a one percent change in interest rates would cause a change in interest income of approximately $250,000 per year. Due to the investment grade level of our investments, we anticipate no material market risk exposure. In addition, our term loan is based on the prime rate. Based on the $1.5 million balance outstanding at June 30, 2005, a one percent increase in the prime rate would increase our interest expense by $15,000 per year. We believe that the impact on the fair market value of our securities and on our operating results for 2005 from a hypothetical 1% increase or decrease in interest rates would not be material.
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
     At June 30, 2005, we were obligated to pay approximately £1.3 million (approximately $2.3 million based on exchange rates as of June 30, 2005), in cash in July 2005. We believe that the impact on the amount we have accrued with respect to our restructured payment obligation and on our operating results for 2005 if the U.S. dollar uniformly increases or decreases in strength by 1% relative to British pound would not be material.
     During the three and six months ended June 30, 2005, we recorded net foreign exchange transaction gains of approximately $61,000 and $268,000. Our operating results were not significantly affected by exchange rate fluctuations during the quarter ended June 30, 2004. In addition, the results of operations of OD2 are exposed to foreign exchange rate fluctuations as the financial results of this subsidiary are translated from the local currency to U.S. dollars upon consolidation. Because of the significance of the operations of OD2 to our consolidated operations, as exchange rates vary, net sales and other operating results, when translated, may differ materially from our prior performance and our expectations. In addition, because of the significance of our overseas operations, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our services and further negatively impact the results of our operations in a material and adverse manner. As a result of these market risks, the price of our stock could decline significantly and rapidly.

Item 4. Controls and Procedures.
     Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2005, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting and management’s assessment and our independent registered public accounting firm’s conclusion that our internal control over financial reporting was ineffective as of December 31, 2004. On March 31, 2005, Moss Adams LLP issued its report on management’s assessment of Loudeye’s internal control over financial reporting which appears in Loudeye’s 2004 Annual Report on Form 10-K.
     Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting for Loudeye.
     For the year ended December 31, 2004, management’s assessment of our internal control over financial reporting was limited to our operations excluding Overpeer and OD2 since we were permitted to exclude subsidiaries which we acquired during fiscal year 2004 from our internal control assessment at December 31, 2004, pursuant to the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Commission contained in the release captioned Frequently Asked Questions (revised October 6, 2004) regarding Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports. Overpeer and OD2 represented 12% of Loudeye’s total consolidated assets as of December 31, 2004, and 49% of total consolidated revenue for the year ended December 31, 2004. Overpeer was first included in management’s evaluation of our disclosure controls and procedures as of March 31 and OD2 was first included as of June 30, 2005.
     We first reported material weaknesses in our internal control over financial reporting in August 2004. We have included in the disclosure below all material weaknesses we have identified to date.
     Although we continue to take steps to remediate the material weaknesses identified at December 31, 2004, we will not be able to demonstrate that these material weaknesses have been fully remediated until we and our independent registered public accounting firm conduct fiscal year-end processes and assessments of Loudeye’s internal control over financial reporting in connection with the December 31, 2005 annual measurement date. In addition, remediation efforts often involve establishing new policies and procedures which take time to implement and ongoing efforts to monitor in order to ensure the remediated controls are operating as designed. We may have difficulty achieving our anticipated timing for the remediation efforts we identify below as a result of multiple factors, including any new deficiencies in control processes we identify and potential employee turnover within our accounting and finance and information technology departments.
     We acquired Overpeer and OD2 in 2004. We have engaged outside consultants to advise us on internal control over financial reporting and assist us in undertaking a multi-phase assessment and remediation process for the acquired entities. During the quarters ended March 31 and June 30, 2005, we performed a general assessment to guide our overall internal control review process to focus on critical areas. This process included identifying existing controls and procedures and documenting these controls and procedures. During the six months ended June 30, 2005, we also reviewed our risk assessment of internal control over financial reporting relating to our financially significant general computer controls. We had not completed documenting all of our controls and procedures at the process, transaction and application level as of June 30, 2005. We anticipate completing documentation of our controls and procedures at Overpeer and OD2 during the third quarter 2005. During the second quarter 2005, we began to implement new controls and procedures at the acquired entities designed to remediate deficiencies in controls identified to date. We are currently in the process of developing an internal test plan together with our outside consultants to assist us with conducting a review of our internal control over financial reporting at the acquired entities. We expect our internal test plan to be completed and testing to begin during the third quarter 2005. However, our remediation efforts at the acquired entities may not be complete and we may not be able to demonstrate through testing that our internal control over financial reporting at the acquired entities will be effective as of December 31, 2005. In addition, we may conclude following our testing that there are further significant deficiencies or material weaknesses in the design or operating effectiveness of our internal control over financial reporting at Overpeer and OD2.
     We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses (as of December 31, 2004, March 31, 2005 and as of June 30, 2005) and when we expect to have designed controls that, if operating effectively, management believes will be sufficient to remediate the material weaknesses identified below. The deficiencies we have identified to date at the acquired companies largely mirror those identified at Loudeye as of December 31, 2004, and those deficiencies are also identified below. Unless otherwise indicated, the remediation steps described below do not include remediation at the acquired entities. The timing of our anticipated completion dates for remediation of the material weaknesses and deficiencies we have identified apply both to Loudeye and the acquired companies.
     Management and our audit committee have assigned a high priority to the short- and long-term improvement of our disclosure controls and procedures and internal control over financial reporting.

     Deficiencies pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions. We first identified this material weakness in August 2004. During 2004 we experienced complete turnover of the personnel in our finance and accounting department. The lack of appropriately skilled personnel could result in material misstatements to financial statements not being detected in a timely manner. We have identified a need to hire additional qualified personnel for our finance and accounting function at OD2.
•	Remediation as of December 31, 2004. During the fourth quarter of 2004, we filled four of five (two with temporary personnel) then existing positions within our accounting and finance department and created and filled three new positions in our accounting and finance departments. As a result, our accounting and finance staff consists of significantly more personnel with more accounting experience than was the case during the second and third quarters of 2004. However, as all planned personnel were not hired as of December 31, 2004, our remediation efforts were not complete as of the December 31, 2004 measurement date. Although our Overpeer and OD2 subsidiaries were outside the scope of our assessment of our internal control over financial reporting as of December 31, 2004, we have already identified a potential need to hire additional qualified personnel for our finance and accounting function at OD2.

•	Remediation as of March 31, 2005. During the first quarter 2005, we hired two permanent employees to replace the temporary personnel and filled the fifth existing position. In addition, during the first quarter 2005, we created and filled a new position in our accounting and finance department at OD2 with temporary personnel.

•	Remediation as of June 30, 2005. During the second quarter 2005, we created and filled two new positions in our accounting and finance department at OD2 with permanent personnel.

•	Timing. With the completion of our hiring efforts during the first and second quarters of 2005, we believe as of the date of this report that we have remediated this material weakness at Loudeye and Overpeer. Our remediation with respect to OD2 is ongoing and we expect to complete our hiring efforts in the third quarter 2005.
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
     As a result, Loudeye did not have sufficient internal control over financial reporting to ensure underlying transactions are being appropriately and timely accounted for, which could lead to material misstatements in the financial statements not being detected in a timely manner. We have identified similar deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department at OD2 as of June 30, 2005.

•	Remediation as of December 31, 2004. In the fourth quarter 2004, we began to implement new controls and procedures designed to ensure proper oversight of work performed by employees in our accounting and finance functions. As of December 31, 2004, these efforts were not complete or sufficiently integrated into our existing control environment.

•	Remediation as of March 31, 2005. In the first quarter 2005, our remediation efforts have continued, aided by the additional staff we have hired within our accounting and finance department. For example, we have established new reconciliation, review and documentation procedures for finance and accounting employees to ensure that:
•	Journal entries, including the appropriate supporting documentation, are reviewed, approved and documented prior to being posted to the general ledger.

•	Sub ledgers, balance sheet and income statement accounts are periodically reconciled, including the clearing of any reconciling items, and reviewed and approved in a timely manner.

•	Payroll and employee benefit calculations, payments and related journal entries are reviewed, approved and documented prior to posting in the general ledger.

•	Royalty related tracking, reporting and accounting is reviewed, approved and documented in a timely manner.

•	System generated reports, invoicing support, and credit requests are reviewed, approved and documented prior to posting to the general ledger.

•	Invoices received for goods and services are properly approved and invoice coding is reviewed, approved and documented prior to posting to the general ledger.

•	Open purchase orders are periodically reviewed, investigated as necessary and documented. Support and the basis for accruals of amounts in the general ledger is reviewed, approved and documented prior to posting to the general ledger.

•	Documents supporting the monthly, quarterly and annual consolidation and general ledger closing process are reviewed, approved and documented as part of the periodic closing process. Income statement and balance sheet accounts are reviewed approved and documented monthly using actual to budget and/or actual to prior period actual comparisons.

•	Supporting working papers and documentation for financial data included in all financial reports are reviewed, approved and documented.
•	Remediation as of June 30, 2005. In the second quarter 2005, we continued to integrate new reconciliation, review and documentation procedures into our operations excluding OD2. As it relates to OD2, during the second quarter 2005, we began to implement new controls and procedures designed to ensure proper oversight of work performed by employees in our accounting and finance functions. As of June 30, 2005, these remediation efforts were not complete.
•	Timing. We are continuing to remediate this material weakness and anticipate completing our remediation efforts during the third quarter of 2005.
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
As a result, adjustments to our revenue and royalty accounts and financial statements could occur. We have also determined that there are an insufficient number of effectively designed controls or there are ineffectively designed controls over the calculation, processing, and authorization of revenue and royalty transactions at OD2 as of June 30, 2005.

•	Remediation as of December 31, 2004. We did not complete any significant remediation efforts with respect to this material weakness during the year ended December 31, 2004.

•	Remediation as of March 31, 2005. Beginning in March 2005, we focused our remediation efforts with respect to these deficiencies on designing automated systems for tracking, reporting and recording revenue generating transactions and associated royalty obligations.

•	Remediation as of June 30, 2005. In the second quarter 2005, we have taken several steps to improve controls around our revenue and royalty accounting processes and procedures including:
•	Enhancing the levels of review in and accelerated the timing of the preparation of the monthly and quarterly royalty calculation.

•	Formalizing processes, procedures and documentation standards relating to royalty calculations, accruals and payments.

•	Enhancing and restructuring the duties surrounding invoice processing to ensure appropriate segregation of duties regarding preparation of invoices, review and authorization of revenue transactions prior to entry in the general ledger.
•	Timing. We are continuing to remediate this material weakness and anticipate completing our remediation efforts during the third quarter of 2005.
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

As a result, errors in our financial statements that have not been prevented or detected by our information technology and general computer controls could occur. We have also identified similar design deficiencies related to insufficient approval and testing processes for internally developed software integrated into financially significant business processes and insufficient password management and physical access controls, as well as deficiencies related to documentation of our general computer controls, at OD2 as of June 30, 2005.
•	Remediation as of December 31, 2004. As of December 31, 2004, our remediation efforts were not complete. In the fourth quarter 2004, we began to document controls and procedures designed to ensure proper oversight of work performed by employees in our information technology operations and program and development functions. We began work to ensure that:
•	A software development lifecycle (SDLC) methodology is documented and controls relevant to testing and approvals are implemented as designed.

•	A “change management” process is documented and controls relating to approvals are implemented as designed.

•	Controls are implemented for managing security and physical access to systems, data, and applications that support financial reporting.

•	Access policy and controls include a periodic review by management of access privileges.

•	Transaction flows for applications that capture and report financial data are properly documented.
•	Remediation as of March 31, 2005. During the first quarter of 2005 we continued to document controls and procedures designed to ensure proper oversight of work performed by employees in our information technology operations and program and development functions.

•	Remediation as of June 30, 2005. During the second quarter of 2005 we took several steps to improve general computer controls at Loudeye, including:
•	Implementing additional controls for managing security and physical access to systems, data, and applications that support financial reporting.

•	Continuing to document controls and procedures designed to ensure proper oversight of work performed by employees in our information technology operations and program and development functions.

•	Continuing work to ensure that transaction flows for applications that capture and report financial data are properly documented.

•	As it relates to OD2, during the second quarter 2005, we began to document controls and procedures designed to ensure proper oversight of work performed by employees in our information technology operations and program and development functions.
•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the third and fourth quarters of 2005.
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
•	Remediation as of December 31, 2004. During the fourth quarter 2004, we filled four of five (two with temporary personnel) then existing positions within our accounting and finance department and created and filled three new positions in our accounting and finance departments. However, because we had not filled all of the vacancies in our accounting and finance department as of December 31, 2004, our remediation efforts with respect to this material weakness were not complete as of the December 31, 2004 measurement date.

•	Remediation as of March 31, 2005. During the first quarter 2005, we hired two permanent employees to replace the temporary personnel and filled the fifth position. As a result, our accounting and finance staff consists of significantly more personnel with more accounting experience than was the case during the second and third quarters of 2004. We have also implemented processes by which the classification of expenses, significant revenue related and non-routine transactions are reviewed for application of GAAP by accounting and finance personnel with appropriate subject matter expertise, by members of senior management, and, where appropriate by our audit committee or our board of directors.
•	Remediation as of June 30, 2005. During the second quarter 2005, we undertook the following additional steps to improve our resources in our accounting and finance department:
•	Carried out additional training of accounting personnel, including training as it relates to the adoption and implementation of new accounting pronouncements.
•	Timing. We completed our hiring efforts at Loudeye during the first quarter 2005. As of June 30, 2005, we completed the remediation efforts described above to improve the effectiveness of our controls designed to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.
     Failure to appropriately assess and monitor the effectiveness of controls executed by third party service providers, and to adequately implement and/or maintain customer level controls related to the provision of services by third party service providers. We identified design deficiencies in our customer level controls including:
•	Failure to provide timely written notification to third party service providers of changes in Loudeye authorized personnel that result from Loudeye employee terminations.

•	Insufficient review and approval, and insufficient documentation of review and approval, of input reports prior to their submission to the service provider and of output reports received from service providers.
     As a result, the information and reports from third-party service providers received and utilized by us may contain errors.

•	Remediation as of December 31, 2004. In the fourth quarter 2004, we began to implement new controls and procedures designed to ensure proper oversight of work performed by employees in our accounting and finance functions. As of December 31, 2004, these efforts were not complete.

•	Remediation as of March 31, 2005. In the first quarter 2005, our remediation efforts have continued, aided by the additional staff we have hired within our accounting and finance department. For example, we have established new reconciliation, review and documentation requirements for finance and accounting employees to ensure that, among other things, payroll and benefit related reports are reviewed and approved prior to submission to the third party provider and that output reports received from the service provider are also reviewed and approved. Additionally, we put controls in place to ensure we provide timely written notification to third party service providers of changes in authorized Loudeye personnel.

•	Remediation as of June 30, 2005. Our remediation efforts as described above have continued in the second quarter.

•	Timing. We are continuing to remediate this material weakness and anticipate completing our remediation efforts during the third quarter 2005.
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
•	Remediation as of December 31, 2004. In the fourth quarter 2004, we began to implement new controls and procedures designed to ensure that company-wide policies and procedures are systematically communicated and that documentation evidencing employees’ receipt thereof is retained. As of December 31, 2004, these efforts were not complete.

•	Remediation as of March 31, 2005. We are continuing to remediate these deficiencies. In the first quarter 2005, we also began developing an ongoing monitoring system to facilitate continuous monitoring of our internal control over financial reporting.

•	Remediation as of June 30, 2005. During the second quarter 2005, we continued implementation of an ongoing monitoring system to facilitate continuous monitoring of our internal control over financial reporting. In particular, we began requiring quarterly certifications regarding controls from operational management and others with particular knowledge in regards to the operation of key controls.

•	Timing. We are continuing to remediate this material weakness and anticipate completing our remediation efforts during the third quarter 2005.
     Inability to demonstrate through testing that our internal control over financial reporting was effective as of December 31, 2004. We were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above. Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not fully implemented until the fourth quarter 2004. In 2005, we have developed testing plans and have begun testing our internal control over financial reporting at Loudeye, Overpeer and OD2. However, as discussed above with respect to the seven material weaknesses we have identified above remediation is ongoing and certain of the remediated processes, procedures and controls relate to annual controls that cannot be tested until the preparation of our annual consolidation and closing process as of December 31, 2005.

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
     Except as disclosed above regarding remediation efforts we conducted during the quarter ended June 30, 2005, with respect to the material weaknesses and deficiencies that we have identified, there were not any changes in our internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     We held an annual meeting of our stockholders on May 20, 2005. Of the 112,062,585 shares outstanding as of the record date for the annual meeting, 95,763,679 shares, or 85.46 % of the total shares eligible to vote at the annual meeting, were represented in person or by proxy at the annual meeting.
1)	At the annual meeting, Anthony J. Bay and Kurt R. Krauss were each elected to serve as Class II members of our board of directors, each to serve until the annual meeting of stockholders to be held in 2008 and until their successors have been elected and qualified, or until the earlier of their death, resignation or removal. Each of the incumbent Class II directors who stood for reelection was elected with the following voting results:

Nominee	Votes For	Votes Withheld
Anthony J. Bay	91,683,950	4,079,729
Kurt R. Krauss	90,381,856	5,381,823

2)	A proposal to approve an amendment to the Amended and Restated Certificate of Incorporation to effect a stock combination (reverse stock split) of the Common Stock in a ratio of one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine or one-for-ten, if and as determined by the Board of Directors, at any time before the 2006 Annual Meeting of Stockholders passed with the following results:

Votes For	Votes Against	Abstain	Broker Non Votes
82,236,455	13,372,148	155,076	—
3)	A proposal to approve the 2005 Incentive Award Plan, passed with the following results:

Votes For	Votes Against	Abstain	Broker Non Votes
30,489,353	21,044,657	611,657	—
4)	A proposal to approve an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 to 250,000,000 shares, passed with the following results:

Votes For	Votes Against	Abstain	Broker Non Votes
85,258,865	10,273,790	231,024	—
3)	A proposal to ratify the selection of Moss Adams LLP as Loudeye’s registered public accountants for the fiscal year ending December 31, 2005, passed with the following results:

Votes For	Votes Against	Abstain	Broker Non Votes
93,951,121	1,407,563	404,995	—
Item 6. Exhibits.
Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
2.1(1)	Certificate of amendment of amended and restated certificate of incorporation as filed with the Secretary of State of the State of Delaware on May 23, 2005

10.1(1)	2005 Incentive Award Plan

10.2(2)	Form of Loudeye Corp. Stock Option Grant Notice and Stock Option Grant Agreement used to Grant Stock Options to Purchase Shares of Loudeye Corp. common stock pursuant to the Loudeye Corp. 2005 Incentive Award Plan

10.3(2)	Form of Loudeye Corp. Restricted Stock Award Grant Notice and Restricted Stock Award Agreement used to Grant Restricted Stock Awards of Loudeye Corp. common stock pursuant to the Loudeye Corp. 2005 Incentive Award Plan

10.4(3)	Stock Option Grant Notice and Stock Option Agreement between Loudeye Corp. and Frank Varasano dated June 13, 2005

31.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Ronald M. Stevens, Chief Financial Officer and Chief Operating Officers of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Ronald M. Stevens, Chief Financial Officer and Chief Operating Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on May 26, 2005.

(2)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on July 1, 2005.

(3)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed June 13, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, August 9, 2005.

LOUDEYE CORP.

BY:	/s/ MICHAEL A. BROCHU

Michael A. Brochu
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ RONALD M. STEVENS

Ronald M. Stevens
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Certificate of amendment of amended and restated certificate of incorporation as filed with the Secretary of State of the State of Delaware on May 23, 2005

10.1(1)	2005 Incentive Award Plan

10.2(2)	Form of Loudeye Corp. Stock Option Grant Notice and Stock Option Grant Agreement used to Grant Stock Options to Purchase Shares of Loudeye Corp. common stock pursuant to the Loudeye Corp. 2005 Incentive Award Plan

10.3(2)	Form of Loudeye Corp. Restricted Stock Award Grant Notice and Restricted Stock Award Agreement used to Grant Restricted Stock Awards of Loudeye Corp. common stock pursuant to the Loudeye Corp. 2005 Incentive Award Plan

10.4(3)	Stock Option Grant Notice and Stock Option Agreement between Loudeye Corp. and Frank Varasano dated June 13, 2005

31.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Ronald M. Stevens, Chief Financial Officer and Chief Operating Officers of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Ronald M. Stevens, Chief Financial Officer and Chief Operating Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on May 26, 2005.

(2)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on July 1, 2005.

(3)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed June 13, 2005.