Form 10-Q
period 2005-09-30
LOUDEYE CORP
filed 2005-11-09
CIK 1064648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
     Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	114,866,389
(Class)	(Outstanding at November 7, 2005)

Loudeye Corp.
Form 10-Q Quarterly Report
As of and for the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(in thousands, except per
	share amounts)
ASSETS
Cash and cash equivalents	$9,796	$29,864
Marketable securities	6,137	9,016
Accounts receivable, net of allowances of $353 and $241 respectively	4,796	5,333
Prepaid expenses and other current assets	1,409	1,298
Restricted cash	645	—

Total current assets	22,783	45,511
Long-term marketable securities	—	2,288
Restricted cash	—	2,568
Property and equipment, net	5,790	5,661
Goodwill	41,415	43,549
Intangible assets, net	4,151	3,700
Other assets, net	177	431

Total assets	$74,316	$103,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,562	$4,012
Accrued compensation and benefits	654	929
Accrued and other liabilities	5,878	4,966
Accrued special charges	—	403
Accrued acquisition consideration	—	15,924
Deposits and deferred revenue	5,521	4,353
Current portion of long-term debt and capital lease obligations	1,013	1,135

Total current liabilities	16,628	31,722
Deposits and deferred revenue, net of current portion	996	1,343
Deferred rent	72	—
Common stock payable related to acquisition	494	3,193
Long-term debt and capital lease obligations, net of current portion	250	1,000

Total liabilities	18,440	37,258
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000 shares authorized, none outstanding	—	—
Common stock, warrants and additional paid-in capital; for common stock $0.001 par value, 250,000 shares authorized in 2005, 150,000 shares authorized in 2004; 111,232 shares issued and outstanding in 2005, 99,021 issued and outstanding in 2004	290,678	273,958
Deferred stock compensation	(1,060)	(111)
Accumulated deficit	(232,131)	(209,284)
Accumulated other comprehensive income (loss)	(1,611)	1,887

Total stockholders’ equity	55,876	66,450

Total liabilities and stockholders’ equity	$74,316	$103,708

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
REVENUE	$6,832	$5,080	$19,878	$10,202
COST OF REVENUE (1)	7,392	3,764	20,548	7,125

Gross profit (loss)	(560)	1,316	(670)	3,077
OPERATING EXPENSES:
Sales and marketing (1)	1,545	1,478	5,102	2,949
Research and development (1)	2,694	1,325	6,730	2,668
General and administrative (1)	3,517	3,798	10,508	7,990
Amortization of intangibles	148	41	341	191
Stock-based compensation (1)	139	21	201	186
Special charges (credits) — other	—	350	(43)	300

Total operating expenses	8,043	7,013	22,839	14,284
LOSS FROM OPERATIONS	(8,603)	(5,697)	(23,509)	(11,207)
OTHER INCOME (EXPENSE):
Interest income	143	139	534	325
Interest expense	(36)	(46)	(138)	(176)
Gain on sale of media restoration assets	—	273	—	113
Other income, net	31	—	266	186

Total other income	138	366	662	448

NET LOSS	$(8,465)	$(5,331)	$(22,847)	$(10,759)

Net loss per share — basic and diluted	$(0.08)	$(0.07)	$(0.21)	$(0.15)

Weighted average shares outstanding — basic and diluted	109,666	79,285	106,722	71,149

(1)	Stock-based compensation, consisting of amortization of deferred stock-based compensation and the fair value of options issued to non-employees for services rendered, is allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cost of revenue	$18	$44	$83	$82
Sales and marketing	(11)	(5)	(12)	45
Research and development	(2)	19	8	70
General and administrative	152	7	205	71
See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock,
	Warrants and				Accumulated
	Additional Paid-in		Deferred		Other	Total
	Capital		Stock-based	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Compensation	Deficit	Income (Loss)	Equity
	(in thousands)
BALANCES, December 31, 2004	99,021	$273,958	$(111)	$(209,284)	$1,887	$66,450
Stock option exercises	3,893	3,348	—	—	—	3,348
Damages related to 2004 private equity transaction	—	(464)				(464)
Cancellation of escrowed Overpeer and OnAir shares	(83)	(182)				(182)
Shares issued in payment of accrued acquisition consideration	7,001	12,859	—	—	—	12,859
Issuance of restricted stock under stock-based compensation plan	1,400	1,203	(1,203)	—	—	—
Amortization of deferred stock-based compensation, net of cancellations	—	(56)	254	—	—	198
Stock-based compensation	—	12	—	—	—	12
Comprehensive loss:
Unrealized gain on marketable securities	—	—	—	—	49	49
Foreign currency translation adjustment	—	—	—	—	(3,547)	(3,547)
Net loss	—	—	—	(22,847)	—	(22,847)

Total comprehensive loss	—	—	—	—	—	(26,345)

BALANCES, September 30, 2005	111,232	$290,678	$(1,060)	$(232,131)	$(1,611)	$55,876

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(22,847)	$(10,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,231	2,063
Special charges (credits) and other non cash items	(67)	(91)
Stock-based compensation	284	268
Loss on disposal of equipment	91	—
Foreign currency transaction gain	(341)	(183)
Changes in operating assets and liabilities, net of amounts acquired in purchases of businesses:
Accounts receivable	407	(3,048)
Prepaid expenses and other assets	530	(4)
Accounts payable	(409)	837
Accrued compensation and benefits and other accrued expenses	46	(659)
Accrued special charges	(360)	(749)
Deposits and deferred revenue	1,165	2,534

Net cash used in operating activities	(18,270)	(9,791)

INVESTING ACTIVITIES
Purchases of property and equipment	(2,054)	(4,412)
Purchases of intangibles	(1,422)	—
Cash paid for acquisition of business and technology, net	—	(555)
Assets and liabilities held for sale	—	996
Payments of accrued acquisition consideration	(4,829)	—
Restricted cash	1,563	—
Purchases of marketable securities	(750)	(16,046)
Sales of marketable securities	6,363	10,211

Net cash used in investing activities	(1,129)	(9,806)

FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of stock options and warrants	651	222
Proceeds from private equity financing, net	(464)	18,934
Principal payments on debt, line of credit and capital lease obligations	(872)	(2,280)

Net cash provided by (used in) financing activities	(685)	16,876

Effect of foreign currency translation on cash	16	(324)

Net decrease in cash and cash equivalents	(20,068)	(3,045)
Cash and cash equivalents, beginning of period	29,864	12,480

Cash and cash equivalents, end of period	$9,796	$9,435

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
1. Description of Business, Risks and Going Concern
Business
     Loudeye is a worldwide leader in business-to-business digital media services that facilitate the distribution, promotion and sale of digital media content for media and entertainment, mobile communications, consumer products, consumer electronics, retail, and ISP customers. Loudeye’s services enable its customers to outsource the management and distribution of audio and video digital media content over the Internet and other electronic networks. Loudeye’s proprietary consumer-facing e-commerce services, combined with our technical infrastructure and back-end solutions, comprise an end-to-end service offering, from digital media content services, such as the hosting, storage, encoding, and management of media assets for content owners, to turn-key, fully-outsourced digital media distribution and promotional services, such as private-labeled digital music services, wireless music services, and streaming Internet radio and music samples services. Loudeye’s outsourced solutions can decrease time-to-market while reducing the complexity and cost of digital asset management and distribution compared with internally developed alternatives, and they enable Loudeye’s customers to provide branded digital media service offerings to their users while supporting a variety of digital media technologies and consumer business models.
Risks
     Inherent in Loudeye’s business are various risks and uncertainties, including the limited operating history of certain of its service offerings and challenges involved with the licensing and digital distribution of audio and video content over the Internet. Loudeye’s success will depend on the acceptance of its technology and services, the ability to generate related revenue and the ability to secure adequate funding to support ongoing operations.
Going Concern
     The accompanying unaudited consolidated financial statements have been prepared assuming that Loudeye will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Loudeye has incurred net losses since inception, has an accumulated deficit of approximately $232.1 million at September 30, 2005, has experienced negative cash flows from operations in substantially all quarters of Loudeye’s operations since inception and the expansion and development of Loudeye’s business will require additional capital. In light of Loudeye’s unrestricted cash, cash equivalents and marketable securities balance as of September 30, 2005, of approximately $15.9 million, these matters raise substantial doubt about Loudeye’s ability to continue as a going concern.
     Management is evaluating several alternatives to address Loudeye’s liquidity needs, including restructuring Loudeye’s operations, reducing its work force, divesting or discontinuing the operations of acquired companies, renegotiating existing agreements with customers and vendors, and taking other actions to limit Loudeye’s expenditures.
     However, it is not likely that Loudeye’s cash balances will be sufficient to sustain its operations until profitable operations and positive cash flows are achieved. Consequently, Loudeye will require additional capital to fund its ongoing operations. There can be no assurance that capital will be available to Loudeye on acceptable terms, or at all. Loudeye announced on November 9, 2005, that it had retained New York based investment bank Allen & Company LLC to assist its board of directors in advising on capital markets and possible strategic alternatives to maximize stockholder value.
     If Loudeye fails to generate positive cash flows or fails to obtain additional capital when required, Loudeye could modify, delay or abandon some or all of its business and expansion plans. The accompanying unaudited consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
Unaudited Interim Financial Information
     These interim condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in Loudeye’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Certain amounts from prior periods have been reclassified to conform to current year presentation.
     During the preparation of our financial statements for the year ended December 31, 2004, we revised our classification with regard to amortization of acquired technology and capitalized software costs totaling approximately $284,000 for the three months ended September 30, 2004 and $400,000 for the nine months ended September 30, 2004 from operating expenses — amortization of intangibles to cost of revenue in the current presentation as we determined that these expenses were more appropriately classified as cost of revenue in accordance with Statement of Accounting Standards (FAS) No. 86, “Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed” (FAS 86) and related accounting literature. This revision of classification had no impact on net loss, stockholders’ equity or cash flows as previously reported.
     The unaudited results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full years.
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
     The following table summarizes the composition of Loudeye’s cash, cash equivalents, and available-for-sale marketable securities at September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
Cash and cash equivalents:
Cash	$3,676	$6,607
Money market mutual funds	6,120	23,257

Total cash and cash equivalents	9,796	29,864

Marketable securities:
Corporate notes & bonds	6,137	5,738
Commercial paper & CDs	—	1,289
U.S. Government agency securities	—	1,989

Total marketable securities	6,137	9,016

Long-term marketable securities:
Corporate notes & bonds	$—	$2,288

Total long-term marketable securities	—	2,288

Total cash, cash equivalents and marketable securities	$15,933	$41,168

     Loudeye has classified as available-for-sale all marketable debt and equity securities for which there is a determinable fair market value and no restrictions on Loudeye’s ability to sell within the next 24 months. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). Loudeye has classified securities with a remaining contractual maturity of greater than one year as long term marketable securities. At September 30, 2005, all of Loudeye’s available for sale marketable securities have contractual maturities within one year. The cost basis for determining realized gains and losses on available-for-sale securities is determined on the specific identification method.
     The gross unrealized gains or losses on available-for-sale securities at September 30, 2005 and December 31, 2004 and the gross realized gains or losses on the sale of available-for-sale securities for the three and nine months ended September 30, 2005 and 2004 were immaterial and are therefore not shown. Loudeye has concluded that unrealized losses are temporary due to Loudeye’s ability to realize its investments at maturity.
Restricted Cash
     At September 30, 2005, restricted cash represents approximately $645,000 of cash equivalents pledged as collateral in connection with certain short-term capital lease obligations and amounts held in escrow by Loudeye under the terms of the OD2 transaction through December 2005. Accordingly, the restricted cash has been classified as short-term in the accompanying unaudited condensed consolidated balance sheets.
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

     Goodwill represents the excess of cost over the estimated fair value of net assets acquired, primarily from Loudeye’s acquisition of Overpeer, Inc. in March 2004 and of On Demand Distribution Limited (“OD2”) in June 2004, which in accordance with FAS 142, is not being amortized. Also in accordance with FAS 142, Loudeye tests goodwill for impairment at the reporting unit level on an annual basis or as determined necessary. FAS 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Based on the annual goodwill test for impairment that Loudeye performed during the year ended December 31, 2004 and interim testing performed during 2005, Loudeye determined that there was no impairment of goodwill.
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
     Loudeye is exposed to credit risk due to its extension of credit to its customers. Loudeye’s customer base is dispersed across different geographic areas throughout North America and Europe and consists of customers in numerous industries. Loudeye performs initial and ongoing evaluations of its customers’ financial condition and generally extends credit on open account, requiring deposits or collateral as deemed necessary. At September 30, 2005, no customers accounted for 10% or more of Loudeye’s accounts receivable.
     During the three and nine months ended September 30, 2005, no customers accounted for 10% or more of Loudeye’s revenue. During the three months ended September 30, 2004, one customer accounted for approximately 17% and another customer accounted for approximately 11% of Loudeye’s revenue. During the nine months ended September 30, 2004, one customer accounted for approximately 14% of Loudeye’s revenue. However, substantially all of our encoding services revenue is derived from our relationship with EMI Music and in the third quarter 2005 approximately 30% of our digital media store services revenue was derived from Microsoft Corporation’s MSN music services offerings.
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
     Loudeye’s basis for revenue recognition is substantially governed by Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 101, as superseded by SAB 104, “Revenue Recognition,” the FASB’s Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), and EITF 99-19, “Reporting Revenue as a Principal Versus Net as an Agent” (EITF 99-19), and in very limited cases as it relates to sales of software products, Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position No. 98-4, 98-9, and related interpretations and Technical Practice Aids (SOP 97-2).
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
     Digital media store services revenue. Digital media store services, including music store services, are Loudeye’s newest service offerings and grew significantly following Loudeye’s acquisition of OD2 in June 2004. Loudeye derives its revenue from digital media store services in three primary areas:
•	Loudeye charges its digital media store customers fixed business-to-business platform fees, which generally consist of enabling and hosting the service and maintenance of the service’s overall functionality during the term of the customer contract. Business-to-business platform services may include fees related to integration to a customer’s website, wireless sites, inventory, account management, and commerce and billing systems. Additionally, platform fees associated with Loudeye’s digital media store services include digital rights management, editorial services, usage reporting, and digital content royalty settlement. Loudeye charges platform fees to its customers in a variety of manners, including initial set-up fees, monthly only fees, or a combination of initial set-up and monthly fees.

•	Loudeye provides transactional business-to-consumer services including prepaid credit packages and digital downloads.

•	Loudeye provides corporate clients with bundles of music credit packages for distribution to their end consumers as part of marketing promotions. Although not a primary source of revenue, Loudeye also provides a number of consultancy services, including cover art and metadata publishing, and varied commerce and content consumption alternatives for digital media content.
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
     If Loudeye determines a given agreement involves separate units of accounting, Loudeye allocates the arrangement consideration to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Assuming all other criteria are met (i.e., evidence of an arrangement exists, collectibility is probable, and fees are fixed or determinable), revenue is recognized as follows:
•	Business-to-business platform service fees are generally recognized as revenue over the term of the customer contract and represent charges in connection with enabling the service and maintaining its overall functionality during the term of the customer contract, which is generally one to three years. Loudeye charges platform fees to its customers in a variety of manners, including initial set-up fees, monthly only fees, or a combination of initial set-up and monthly fees.

•	Loudeye also shares in the proceeds of business-to-consumer transactions such as digital downloads. Revenue from digital downloads is recognized at the time the content is delivered, digitally, to the consumer.

•	A majority of Loudeye’s business-to-consumer transactional revenue is generated through the sale of prepaid credit packages which entitle a consumer to access a specified number of digital music downloads or streams for a fixed price during a fixed time period. Prepaid credit packages are also bundled with other end consumer offerings sponsored by Loudeye’s customers. Revenue from prepaid credit packages and bundle promotions is deferred until the credits or promotional offers are utilized or expire. Loudeye’s margin on the sale of prepaid credit packages fluctuates depending upon a number of factors, including the type of service for which the consumer redeems the credits (full downloads or streams), the royalty rate for the download purchased and breakage.

•	Revenue from bundles of prepaid music credit packages is deferred and then recognized as tracks are downloaded by the consumer or as credits expire, whichever occurs earlier.
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
Stock-Based Compensation
     Loudeye accounts for stock-based employee compensation plans by applying the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25” (FIN 44). Under this method, compensation expense is recorded based on the difference between the purchase price of employee stock-based awards (restricted stock or stock options) and the fair value of Loudeye’s common stock at the date of grant. Deferred compensation, if any, is amortized over the vesting period of the related award, which is generally three to four years.

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
     The following table illustrates the effect on net loss and net loss per share if Loudeye had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation awards (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(8,465)	$(5,331)	$(22,847)	$(10,759)
Add: stock-based employee compensation expense under APB 25 included in reported net loss	108	65	150	268
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(584)	(1,035)	(3,081)	(2,355)

Pro forma net loss	$(8,941)	$(6,301)	$(25,778)	$(12,846)

Net loss per share:
Basic and diluted — as reported	$(0.08)	$(0.07)	$(0.21)	$(0.15)
Basic and diluted — pro forma	$(0.08)	$(0.08)	$(0.24)	$(0.18)
     To determine compensation expense under FAS 123, Loudeye used the following assumptions:

	2005	2004
Risk-free interest rates	2.92-4.18%	2.33-5.71%
Expected lives	3 years	3 years
Expected dividend yields	0%	0%
Expected volatility	75-120%	115-120%
Comprehensive Loss
     Comprehensive loss is comprised of net loss, foreign currency translation adjustments and net unrealized gains (losses) on available-for-sale marketable securities and is presented in the accompanying unaudited condensed consolidated statement of stockholders’ equity. For the three months ended September 30, 2005, comprehensive loss was approximately $9.3 million, and was comprised of an unrealized gain on marketable securities totaling approximately $23,000 and foreign currency translation adjustment of approximately $882,000 and a net loss of approximately $8.5 million. For the nine months ended September 30, 2005, comprehensive loss was approximately $26.3 million, and was comprised of an unrealized gain on marketable securities totaling approximately $49,000 and foreign currency translation adjustment of approximately $3.5 million and a net loss of approximately $22.8 million. For the three months ended September 30, 2004, comprehensive loss was approximately $5.7 million, and was comprised of an unrealized gain on marketable securities totaling approximately $20,000, a foreign currency translation adjustment of approximately $380,000 and a net loss of approximately $5.3 million. For the nine months ended September 30, 2004, comprehensive loss was approximately $11.4 million, and was comprised of an unrealized loss on marketable securities totaling approximately $63,000 and foreign currency translation adjustment of approximately $581,000 and a net loss of approximately $10.8 million.
Foreign Currencies
Loudeye considers the functional currency of its foreign subsidiaries to be the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as foreign currency translation adjustment and included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions, which were net gains of approximately $73,000 during the three months ended September 30, 2005, zero during the three months ended September 30, 2004, $341,000 during the nine months ended September 30, 2005 and $183,000 during the nine months ended September 30, 2004, are included in the unaudited condensed consolidated statements of operations.
     Segments
     Loudeye has adopted FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” (FAS 131) which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its services, geographic areas and major customers. Loudeye’s chief operating decision maker is considered to be its Chief Executive Officer and staff, or Senior Leadership Team (SLT). During 2004, the SLT reviewed discrete financial information regarding profitability of Loudeye’s digital media services and media restoration services, and therefore in 2004 Loudeye reported those as operating segments as defined by FAS 131. In January 2004, Loudeye transferred substantially all of the assets of its media restoration services subsidiary, VidiPax, Inc., or VidiPax, to a company controlled by VidiPax’s general manager. In May 2004, Loudeye completed the sale of this media restoration services business. While Loudeye will have ongoing rights to co-market and resell media restoration services for two years after the sale, media restoration services did not represent a significant portion of our revenue in 2005, nor does Loudeye expect it to represent a significant portion of our revenue in the future. Management has determined that during the three and nine months ended September 30, 2005, Loudeye operated in only one segment, digital media services. Media restoration services have been reclassified to a component of digital media services in all prior periods presented.
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” that amends FAS 123, and No. 95, “Statement of Cash Flows” and supersedes APB 25. This statement requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The statement also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This statement is effective beginning in the first quarter of 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” for the pro forma net loss and net loss per share amounts, for the three and nine months ended September 30, 2005 and 2004 as if Loudeye had applied the fair value recognition provisions of FAS 123 to measure compensation expense for employee stock incentive awards. Although Loudeye has not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, Loudeye is evaluating the requirements under FAS 123R and expects the adoption to have a material impact on the consolidated statements of operations and comprehensive loss and net loss per share.
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
     In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies SFAS No. 143, “Accounting for Asset Retirement Obligations,” such that conditional asset retirement obligations require recognition at fair value if they can be reasonably estimated. These rules are effective December 31, 2005. Loudeye does not expect the impact of adopting FIN 47 to have a material effect on our results of operations or financial position.
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 is a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements — (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by FAS 154. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Loudeye will adopt this pronouncement beginning in fiscal year 2006.
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
     In March 2005, Loudeye completed a restructuring of remaining deferred and contingent payment obligations under the terms of the OD2 Acquisition Amendment Agreement as follows:
•	In March 2005, Loudeye issued 3,026,405 shares (valued at approximately $5.2 million) as settlement for the remaining deferred consideration obligations of approximately £3.2 million (or approximately $6.0 million based on March 31, 2005 exchange rates). This amount excludes 528,014 shares issued but held in escrow. The value assigned to the stock issued in March was $1.73 per share based on the average closing price of Loudeye’s common stock for the five days beginning two days prior to and ending two days after February 28, 2005 (the date the terms of the OD2 Acquisition Amendment Agreement were announced).

•	Loudeye paid $2.5 million in March and paid an additional $2.3 million in July in cash in full satisfaction of the maximum potential contingent payment obligations of up to £10.0 million (or approximately $17.6 million based on September 30, 2005 exchange rates). These amounts exclude an aggregate of £465,000 (approximately $820,000 based on September 30, 2005 exchange rates) to be held in escrow.
This restructuring was agreed to by all of the former OD2 shareholders entitled to receive additional deferred and contingent payment consideration and it satisfies in full those obligations.
     Of the 2,212,302 options, assumed in the transaction, options to purchase approximately 1.9 million shares of Loudeye’s common stock had been exercised as of September 30, 2005. Loudeye expects to issue up to approximately 341,000 additional shares of its common stock, representing shares to be issued to OD2 option holders issuable upon exercise of the remaining OD2 options assumed by Loudeye.
     Certain of OD2’s principal shareholders agreed to have an aggregate of 15% of the total consideration payable in the transaction held in escrow by Loudeye for 18 months to satisfy claims Loudeye may have with respect to breaches of representations, warranties and covenants and indemnification claims. As of September 30, 2005, Loudeye had issued and placed in escrow 3,537,191 shares of its common stock issued in the names of 17 former OD2 shareholders along with £435,000, or approximately $767,000 based on September 30, 2005 exchange rates.

Overpeer, Inc.
     In March 2004, Loudeye completed the acquisition of Overpeer, Inc. (“Overpeer”), a privately held company based in New York. Pursuant to the Agreement and Plan of Merger and Reorganization (“Merger Agreement”), among Loudeye, Privateer Acquisition Corp., a wholly owned subsidiary of Loudeye, Overpeer and certain of Overpeer’s stockholders. Privateer Acquisition Corp. was merged with and into Overpeer, with Overpeer continuing as the surviving company and a wholly-owned subsidiary of Loudeye (the “Merger”). As a result of the Merger, all of the outstanding capital stock of Overpeer was exchanged for a total of 1,752,772 shares of Loudeye’s common stock. The number of shares issued in the Merger was calculated by dividing $4.0 million by the volume weighted average closing share price of Loudeye’s common stock on each of the thirty consecutive trading days preceding the closing of the Merger, or $2.2821 per share. Of the shares issued in the Merger, 262,916 were to be held in escrow for one year and would be available during that time to satisfy indemnity claims under the Merger Agreement. In January 2005, one of the former Overpeer stockholders substituted $425,000 in cash for 186,234 of the shares held in escrow, resulting in a remaining escrow balance of $425,000 in cash and 76,682 shares of common stock. In February 2005, Loudeye delivered notice to the escrow agent and representative of the former Overpeer stockholders of claims for breach of representations and warranties under the merger agreement. In June 2005, Loudeye reached a settlement with the representative of the former Overpeer stockholders that resulted in the entire remaining escrow balance of cash and stock being returned to Loudeye. In connection with the settlement, Loudeye recorded a reduction of goodwill and additional paid in capital of approximately $175,000, representing the initial recorded value of the cancelled shares, and a reduction of goodwill of approximately $425,000 representing the escrowed cash which was returned.
4. Special Charges (Credits)
     Net special charges (credits) for the three months ended September 30, 2005 and 2004 were zero and $350,000, respectively, which represent the difference between the amounts recorded in accrued special charges and the final settlement amounts of the underlying liabilities, and were reflected as changes to special charges during the three and nine months ended September 30, 2005 and 2004 in the accompanying unaudited condensed consolidated statements of operations. Net special charges (credits) for the nine months ended September 30, 2005 and 2004 were ($43,000) and $300,000, respectively.
     The following table reflects the activity in accrued special charges for the nine months ended September 30, 2005 (in thousands):

Facilities-related
Charges (credits)
Balance, December 31, 2004	$403
Additional accruals	—
Payments	(360)
Adjustments	(43)

Balance, September 30, 2005	$—

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Options outstanding under Loudeye stock option plans	13,585	13,025	13,585	13,025
Restricted stock outstanding under Loudeye stock option plans	1,400	—	1,400	—
OD2 options assumed	314	2,212	314	2,212
Warrants outstanding	5,952	1,041	5,952	1,041

Shares excluded	21,251	16,278	21,251	16,278

6. Long-Term Debt
     In March 2005, Loudeye entered into an Amended and Restated Loan and Security Agreement (the “Amended Term Loan”) with Silicon Valley Bank (“SVB”). The Amended Term Loan amends and restates Loudeye’s December 31, 2003 loan and security agreement with SVB (the “Original Loan Agreement”). There are three primary components of the Amended Term Loan as follows:
•	A term loan in the amount of $3.0 million, with a balance as of September 30, 2005, of approximately $1.3 million. The term loan bears interest at an annual rate of 0.5% above the prime interest rate (which rate was previously 1.25% above the prime interest rate under the terms of the December 31, 2003 loan and security agreement). Payments of principal and interest total $83,333 per month for 36 months from December 31, 2003. Once repaid, the term loan may not be reborrowed.

•	A new equipment term loan facility in the amount of $2.5 million, with a balance as of September 30, 2005, of zero. The equipment loan facility is available on or before October 31, 2005, in minimum draw amounts of $250,000. The equipment loan bears interest at an annual rate of 0.5% above the prime interest rate. Any advances drawn on the equipment loan facility will be payable monthly over 36 months.

•	A new guidance line facility in the amount of $1.5 million, which is available through March 29, 2006, with a balance as of September 30, 2005, of approximately $175,000.
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
     Loudeye was notified by SVB on October 7, 2004 that it was not in compliance with two restrictive financial covenants under the Original Loan Agreement that require Loudeye to maintain a certain quick ratio and a minimum tangible net worth, each as defined in the loan agreement. Loudeye subsequently established a certificate of deposit in the amount of approximately $2.2 million, which was equal to the then outstanding loan balance. As a result, Loudeye was notified by SVB on October 11, 2004 that it had cured the default within the cure period. Restricted cash of $2.0 million was reflected on Loudeye’s December 31, 2004 balance sheet related to the certificate of deposit. During 2005, Loudeye regained compliance with the financial covenants under the Amended Term Loan, and as a result the restricted cash held as collateral at December 31, 2004 was released. As of September 30, 2005, Loudeye was in compliance with the financial covenants under the Amended Term Loan.
7. Contingencies
     Loudeye has entered into various agreements that allow for incorporation of licensed or copyrighted material into its services. Under these agreements, Loudeye is required to make royalty payments to the recorded music companies (record labels), publishers and various other rights holders. Some of these agreements require quarterly or annual minimum payments which are not recoupable based upon actual usage. Other royalty agreements require royalty payments based upon a percentage of revenue earned from the licensed service. Royalty costs incurred under these agreements are recognized over the periods that the related revenue is recognized and are included in cost of revenue. These amounts totaled approximately $3.7 million and $10.1 million for the three and nine months ended September 30, 2005 and $1.3 million and $1.8 million for the three and nine months ended September 30, 2004.
     During February 2005, Loudeye entered into a twelve month agreement in the ordinary course of business with an internet service provider (ISP) in Europe, under which it will provide the ISP’s customers with promotional credits that may be redeemed for a range of digital media download services through February 2006. Loudeye will receive a fixed fee of approximately €1.8 million (approximately $2.2 million based on September 30, 2005 exchange rates) under the agreement. Based upon the number of digital downloads provided to the ISP’s customers through September 30, 2005, and depending upon the volume of digital downloads provided to the ISP’s customers during the remaining term of the agreement, Loudeye may experience gross margins associated with the agreement ranging from a profit of approximately €1.2 million (approximately $1.5 million based on September 30, 2005 exchange rates) to a loss of approximately €594,000 (approximately $716,000 based on September 30, 2005 exchange rates). If the number of credits redeemed during the twelve month term of the agreement does not reach certain minimum levels, the term may be extended for an additional twelve months for a predetermined number of the credits. In addition, Loudeye expects to defer revenue under this agreement until the volume of digital downloads is reasonably determinable, which could result in deferral of a portion of the revenue under the agreement until February 2007. Further, because the transaction is denominated in Euros, and Loudeye currently does not hedge the arrangement, Loudeye could be subject to foreign currency gains or losses. As of the date of this filing, no losses have been incurred or estimated under this agreement.

     On July 7, 2005, Loudeye received a notice from The Nasdaq Stock Market that Loudeye’s common stock is subject to delisting from the Nasdaq SmallCap Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In the notice, Nasdaq informed Loudeye that it will be provided a grace period of 180 calendar days, or until January 3, 2006, to regain compliance. If at anytime before January 3, 2006, the bid price of Loudeye’s common stock closes at $1.00 per share for more for 10 consecutive days, the Nasdaq staff will provide written notification that Loudeye has regained compliance with the Rule. If Loudeye is not able to demonstrate compliance by January 3, 2006, Loudeye may qualify for an additional 180 day grace period if it is then in compliance with the other initial listing criteria of the Nasdaq SmallCap Market. Loudeye’s board of directors and stockholders have approved an amendment to Loudeye’s Certificate of Incorporation to effect a reverse stock split of Loudeye’s authorized and issued and outstanding Common Stock at ratios of one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine or one-for-ten. The board of directors may elect to affect a reverse stock split at any one of these ratios at any time before the 2006 annual meeting of Loudeye’s stockholders.
Legal Proceedings
     Altnet Matter. On September 10, 2004, Loudeye was served in a patent infringement lawsuit brought by Altnet, Inc., and others against Loudeye, its Overpeer subsidiary, Marc Morgenstern, one of Loudeye’s executive officers, the Recording Industry Association of America and others. The complaint, filed in federal district court in Los Angeles, California, involves two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy solutions offered by Loudeye’s Overpeer subsidiary infringe the patents in question. The complaint does not state a specific damage amount. On November 17, 2004, the court dismissed the complaint against Mr. Morgenstern with prejudice and dismissed the complaint against Loudeye and Overpeer. The plaintiffs filed an amended complaint on November 24, 2004 against Loudeye, Overpeer and other entity defendants. Discovery in this matter commenced in January 2005 and is ongoing. Loudeye intends to file a motion for summary judgment and to otherwise defend itself vigorously against the allegations contained in the amended complaint. The court has set a trial date for April 2006. At present, Loudeye cannot assess the probability of an unfavorable outcome or the magnitude of any such outcome.
     Regent Pacific Matter. In July 2003, Regent Pacific filed suit against Loudeye alleging breach of a management services agreement. Loudeye answered the complaint in September 2003 denying all allegations and asserting counterclaims. In October 2005, Regent Pacific and Loudeye reached a settlement of the dispute with each party dismissing their claims with prejudice.
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
     In March 2005, a proposed settlement among plaintiffs, issuer defendants, issuer officers and directors named as defendants, and issuers’ insurance companies, was approved by the Court. This proposed settlement provides, among other matters, that:
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
     A fairness hearing on the proposed settlement is scheduled for April 2006. Our board of directors approved the proposed settlement in August 2003 and approved the final settlement terms in March 2005. Management does not anticipate that we will be required to pay any amounts under this settlement; however, Loudeye can give no assurance that the underwriter defendants will not bring a claim for indemnification against us under the terms of the underwriting agreement relating to Loudeye’s initial public offering.
     Tennessee Pacific Group. In October 2005, Loudeye was served in a breach of contract lawsuit brought by Tennessee Pacific Group, LLC, one of our customers for encoding services. The complaint, filed in state court in King County, Washington, does not state a specific damage amount. In November 2005, Loudeye filed an answer to the complaint and may later file counterclaims in the litigation. Loudeye intends to defend itself vigorously in this matter.
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
8. Stockholders’ Equity
2005 Incentive Award Plan
     The Loudeye Corp. 2005 Incentive Award Plan provides for the grant of stock options, both incentive stock options and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, other stock-based awards, and performance-based awards to eligible individuals.
     Restricted Stock Awards. As of September 30, 2005, Loudeye had issued an aggregate of 1.4 million shares of restricted common stock to certain employees under the 2005 Incentive Award Plan. These restricted stock awards have a four-year vesting period. The accrual for deferred compensation expense related to the restricted shares issued was recorded at the market value on the date of the grant and the related compensation expense is being amortized on a straight line basis over the vesting period.
     During the three and nine months ended September 30, 2005, Loudeye recorded stock based compensation expense related to the amortization of restricted stock grants of approximately $119,000 and $131,000. During the three and nine months ended September 30, 2004, Loudeye recorded stock based compensation expense related to the amortization of restricted stock grants of approximately $3,000 and $20,000.
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

Loudeye’s international sales are attributable to Loudeye’s acquisition of OD2 in June 2004. The following table provides information about revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue by Geographic Areas:
United States	$2,160	$3,198	$6,442	$8,143
Other countries, principally Europe	4,672	1,882	13,436	2,059

Total revenue	$6,832	$5,080	$19,878	$10,202

     Long-lived assets are comprised of property and equipment and intangible assets, net of related accumulated depreciation and amortization. The following table presents information about Loudeye’s long-lived assets by geographic location (in thousands):

	At	At
	September 30,	December 31,
	2005	2004
Long-lived Assets:
United States	$6,791	$5,618
United Kingdom	3,124	3,723
Other countries	26	20

Total long-lived assets	$9,941	$9,361

     Revenue from external customers is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Digital media services
Digital media store services	$4,842	$1,902	$13,857	$2,210
Encoding services	1,196	1,389	2,616	2,866
Content protection services	295	941	1,670	1,641
Samples services	261	335	882	1,235
Internet radio services	28	43	227	478
Webcasting and hosting services	210	470	626	1,475
Media restoration services	—	—	—	297

Total revenue	$6,832	$5,080	$19,878	$10,202

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made under the safe harbor provisions thereof. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimates,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “Loudeye believes,” “Loudeye intends,” “we believe,” “we intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this quarterly report, including those factors discussed in “Factors That May Affect Our Business, Future Operating Results and Financial Condition” beginning on page 39 of this quarterly report.
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
Overview
     The following management’s discussion and analysis is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the three and nine month periods ended September 30, 2005 compared with the corresponding three and nine month periods ended September 30, 2004. It is organized as follows:
•	The section entitled “Loudeye Background” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry.

•	“Critical Accounting Policies and Estimates” discusses our most critical accounting policies.

•	“Recently Issued Accounting Policies” discusses new accounting standards regarding stock-based compensation which will require us to expense the value of stock option grants to employees and accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004.

•	“Consolidated Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides a detailed narrative regarding significant changes in our results of operations for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.

•	“Liquidity, Capital Resources and Going Concern” discusses our liquidity and cash flow and factors that may influence our future cash requirements including going concern qualifications and the status of certain contractual obligations, in particular with respect to the recent restructuring of our payment obligations to former OD2 shareholders in connection with our acquisition of OD2.

•	“Contractual Obligations” discusses our contractual obligations as of September 30, 2005.

•	“Off-Balance Sheet Arrangements” discusses certain indemnification and other obligations.

Loudeye Background
     We are a worldwide leader in business-to-business digital media services that facilitate the distribution, promotion and sale of digital media content for media and entertainment, mobile communications, consumer products, consumer electronics, retail, and ISP customers. Our services enable our customers to outsource the management and distribution of audio and video digital media content over the Internet and other electronic networks. Our proprietary consumer-facing e-commerce services, combined with our technical infrastructure and back-end solutions, comprise an end-to-end service offering. This service offering ranges from digital media content services, such as the hosting, storage, encoding, and management of media assets for content owners, to turn-key, fully-outsourced digital media distribution and promotional services, such as private-labeled digital media store services, wireless music services, and streaming Internet radio and music sample services. Our outsourced solutions can decrease time-to-market for our customers while reducing the complexity and cost of digital asset management and distribution compared with internally developed alternatives, and they enable our customers to provide branded digital media service offerings to their users while supporting a variety of digital media technologies and consumer business models.
     In June 2004, we acquired On Demand Distribution Limited, or OD2, a leading digital music service provider in Europe, creating one of the world’s largest business-to-business focused digital media services company. The acquisition expands our customer base to include customers in over 20 countries, including the U.S., major European countries, Australia, New Zealand and South Africa. The results of OD2’s operations are included in our unaudited condensed consolidated financial statements and related notes thereto since the date of acquisition and impact the comparability of the nine months ended September 30, 2005 results when compared to the nine months ended September 30, 2004.
The Loudeye Solution
     The use of the Internet and wireless networks as a medium for media distribution has continued to evolve and grow in recent years. Traditional media and entertainment companies, such as major record labels and movie studios, have in recent years faced significant challenges associated with the digital distribution of music. These companies have now licensed the rights to some of their content for certain forms of digital distribution over the Internet and wireless networks. Consumers enjoy this content by means of many different types of services and offerings, including purchased downloads, prepaid credit offerings, paid subscriptions and streaming radio. Additionally, retailers and advertisers have expanded their use of digital content in the marketing and selling of their products and services. As such, traditional distribution channels for media have expanded as content owners have begun to license and distribute their content over the Internet and wireless networks through new and existing retail channels, and consumers have begun to purchase and consume content using personal computers, mobile devices and other digital devices. In addition, traditional media formats have expanded to include a variety of digital technologies, rich media formats and digital rights management.
     We continue to develop our services to address the new methods of digital media distribution, promotion and content management that have emerged over recent years. Our digital media services enable digital distribution of media over the Internet, wireless networks and other emerging technologies. We also offer related services that provide the primary components needed to address the management and delivery of digital media on behalf of our customers and content owners. Our service offerings are grouped into the following categories: digital media store services, digital media content services and content protection services. While our digital media store services have achieved aggregate growth in transactional volumes, our year to date results have been substantially affected by poorer than anticipated performance of our content protection services and increased costs associated with continued development and delivery of our digital media store services, including increased wholesale rates for digital media content. Additional factors that are contributing to increases in our costs are discussed below and in the Risk Factors section of this quarterly report.
     Digital media store services. Digital media store services include our end-to-end digital music store solution provided on a “white-labeled” basis to retailers and brands throughout the world. As a business-to-business provider, our services enable brands of varying types, including retailers and e-tailers, mobile operators, portals, and ISPs, to outsource all or part of their digital media retailing activities. By leveraging our proprietary technology and infrastructure, we provide our customers with a highly scalable consumer-facing digital media commerce and delivery solution. Our services include hosting, publishing and managing digital media content, and delivering such content to end consumers on behalf of our customers. Our services support private label user interfaces and customized templates, and can function across both internet and mobile delivery protocols. Our services are designed to have the look, feel and branding of a customer’s existing commerce platform, and our services support integration to a customer’s website, wireless applications, inventory, account management, and commerce and billing systems. Additionally, our music store services provide digital rights management and licensing, usage reporting, digital content royalty settlement, customer support and publishing related services. Our services provide for the delivery of digital content in various forms, such as full-song download or streaming, and rich media ring tunes, for both internet and wireless based applications. In October 2005, we launched a dual-delivery digital music download service in Germany which permits end consumers to select a music track or album and download it over-the-air to their mobile device as well as to a personal computer. We offer a variety of consumer usage and commerce alternatives for our customers. Our end-to-end solution provides fully-integrated payment functionality supporting multiple end consumer payment alternatives as well as support for multiple languages, offering multinational customers a worldwide solution. We expect to extend our store services offerings from our established base in music stores to other digital media, such as music videos, as these digital media markets continue to develop.
     As a business-to-business service provider, our growth and success depends in large part on growth in the proliferation and expanded music market share of digital media businesses generally and the willingness of those businesses to launch new digital services and to support their digital store initiatives with adequate marketing resources. While we do expect growth in our music store services revenue, our customers and potential customers face a number of challenges in the current digital music market, including:
•	the dominance of Apple Computer’s iTunes service in certain markets driven in part by sales of the market-share leading iPod portable music device,

•	a trend towards increasing wholesale cost of music content and the apparent willingness of certain music services to set a retail price to consumers that may be under the wholesale cost of music content, and

•	a trend towards a requirement for substantial cash advances to content owners, in particular the four major music labels, in order to obtain some content distribution rights, such as use for music subscription services.
     The substantial majority of our music store services revenue is generated through our European operations. We plan to expand our presence in the U.S. market with the launch of a music store service for a large U.S. retail customer in the first half of 2006. We are in the process of developing and testing custom components for this new service and seeking to obtain expanded content rights. To date, we have not recognized any revenue related to this anticipated launch and there can be no assurance when or if this customer’s digital music store service will launch.
     We derive revenue from our music store services through a blend of higher margin business to business platform service and lower margin transaction related promotion, distribution or revenue sharing business to consumer fees. Platform service fees represent charges in connection with enabling the service and maintaining its overall functionality during the term of the customer contract, including customer support, merchandising, publishing and other content management related services that we provide during the contract term. Growth in platform service fee revenue is directly related to our ability to renew existing service agreements as well as launch new digital media store services, and accordingly, competition for new services and saturation of digital media services in some markets may directly impact this revenue stream.
     We also generally receive a fixed fee per transaction or percentage of the revenue generated from the sale of content to our retail customer’s end consumer. The margin associated with transactional revenue is dependent upon factors outside our control such as the wholesale rate charged for content by rights holders such as the major record labels and transactional processing fees such as credit card interchange fees. There is a trend towards record labels increasing wholesale content charges, in an apparent attempt to cause an increase in the retail price of popular digital music content. We cannot be certain that consumers will be willing to pay more than the current, prevailing market prices for digital music content. As a result, operating margins on transactional revenue for us and our customers may decrease and price sensitivities may impact the growth in digital music services.
     In Europe, the majority of our transactional revenue is generated through the sale of prepaid credit packages which entitle a consumer to access a specified number of digital music downloads or streams for a fixed price during a fixed time period. Prepaid credit packages are also bundled with other end consumer offerings sponsored by our customers. Revenue from prepaid credit packages and bundle promotions is deferred until the credits or promotional offers are utilized or expire. Our margin on the sale of prepaid credit packages is dependent, in part, upon consumers redeeming less than the full number of downloads or streams covered by the prepaid credit packages, which we refer to as “breakage.” Historically breakage rates fluctuate causing variability in our transactional margins. Our transactional revenue in Europe is derived from relationships with several key customers, including Microsoft Corporation’s MSN music services. If one or more of these key customers were to cancel our contract or not renew it, our business to consumer transactional revenue would decline.
     We believe future growth in our digital media store services may depend significantly upon the growth of the mobile market for digital music services. We have entered into a collaboration agreement with Nokia Corporation to develop a mobile music platform for mobile operators. Subject to Nokia’s customers securing the requisite license rights from content owners, the platform will allow over-the-air, search, purchase and download of music files. The service also allows dual-delivery of downloaded music directly to end consumer’s mobile phone and personal computer. We launched O2 Germany, our first customer on this service, in October 2005. We continue to invest in development of next generation mobile music services, including a service compatible with the Open Mobile

Alliance digital rights management, or OMA DRM, version 2 DRM standards. We anticipate OMA version 2 DRM adoption to increase in 2006. There are a number of industry challenges that could impact the adoption rate of mobile platforms as a leading method of digital music purchase, including the rate of adoption of compatible mobile handsets, development of content and digital rights management standards and technologies acceptable to content licensors, and the impact on the economics of the mobile music business of certain issued patents. Significant growth in demand for our music store services is likely to also depend on significant growth in adoption of Windows compatible portable music devices.
     To date, we have launched one digital music store customer with a mobile service offering in the U.S. This service is not currently licensed for over-the-air delivery of content; rather, content purchased through a mobile handset is delivered to a consumer’s personal computer and can later be transferred to the mobile device. Revenue from this particular service in the U.S. has not been significant to date.
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
     Digital media content services. Digital media content services include a suite of digital media services provided to both content owners and retailers. We generate the majority of our revenue in this area from encoding and fulfillment services fees for delivering EMI Music content to digital service providers, or DSPs. We also generate revenue in the digital media content services business from encoding services for various independent label catalogs, and from our samples service. Based on the current backlog of EMI Music content to be encoded, we expect our revenue from encoding services to remain constant through the fourth quarter 2005. We expect that as the number of new DSPs that require encoding of substantial catalogs of digital media fluctuates, revenue from our encoding services will similarly fluctuate. Because a substantial portion of our revenue in the digital media content service business derives from our relationship with EMI Music, if EMI Music were to cancel our contract or not renew it, our revenue would decline. We are presently investing in process and technology improvements in our encoding services, and we expect the related costs to continue throughout the remainder of 2005. We also generate revenue from encoding services for various independent label catalogs, and from our samples service.
     Within digital media content services, we provide a variety of back-end services to many of the digital music services that have launched in the last few years. Examples of these services include:
•	Digital media supply chain services. Our proprietary systems and technology enable the archiving and retrieval of large libraries of digital media assets, or digital content. Digitized masters of the media assets are stored on our high-capacity storage array systems and accessed via our proprietary, automated, web-based access tools to search, deliver and manage such content. Such storage and access capabilities enable digital content to be processed and converted into different digital formats pursuant to our customers’ specifications via our proprietary encoding and transcoding systems. To transmit digital content over the Internet or other advanced digital distribution networks, the uncompressed, digitized content must be converted into compressed, network-compatible digital formats. Our encoding services enable the conversion of such content into a particular form, along with the relevant metadata, such that the content can be distributed over various distribution networks. Encoding large catalogs of content in an efficient manner is a complex process that requires scalable technology and supporting infrastructures. Digital encoding formats and technologies continue to evolve and often conflict with one another. As a result, content owners often convert their digital assets into multiple formats and codecs (which are algorithms that reduce the number of bytes consumed by large files and programs) to support their distribution strategies. Additionally, the encoding process for a particular item (or for an entire library) is often repeated as a result of the introduction of new formats or distribution platforms. Our proprietary digital media supply chain services address these challenges by providing an outsourced solution for the archiving, management, processing and distribution of our

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
     Content protection services. Content protection services are provided by our Overpeer subsidiary and include anti-piracy services provided to content owners to protect against the unauthorized distribution of content on peer-to-peer networks. During the second and third quarters of 2005, Overpeer experienced a significant decline in content protection revenue and a negative gross margin. Overpeer’s content protection services combat the proliferation of illegal content sharing and download typically found on peer-to-peer networks. The services include providing content owners data mining and analytical tools and comprehensive information on digital media usage and sharing on peer-to-peer networks. Overpeer also offers the potential of targeted promotional services redirecting potential consumers to legitimate services as a means for companies to capitalize on previously untapped revenue streams across content sharing networks. The market for content protection services is rapidly evolving, in part as a result of increased sophistication of peer-to-peer networks, which has resulted in periodic decreases in the effectiveness of our content protection services. Content owners are continuously reevaluating strategies for combating piracy over peer-to-peer networks which has resulted in a decrease in the number of titles for which the content owners are seeking protection. These changing dynamics directly impact the market for content protection services, as evidenced by one of Overpeer’s significant customers for anti-piracy services not renewing its services agreement upon expiration of the contract at the end of the second quarter 2005. In addition, the U.S. Supreme Court’s July 2005 ruling in the peer-to-peer piracy case MGM Studios, Inc. v. Grokster, Ltd., is changing the demand for anti-piracy services as a result of factors including:
•	increased self-policing or filtering efforts by peer-to-peer service companies,

•	increased pressure from industry organizations such as the Recording Industry Association of America (RIAA) through cease-and-desist campaigns against peer-to-peer companies which has resulted in several companies such as Grokster and eDonkey, ceasing operation of free peer-to-peer services, and

•	the emergence of peer-to-peer services offering only legitimate—or licensed—content.
     In the third quarter 2005, our content protection services offering continued to experience declines in revenue compared to the second quarter of 2005 due to the failure of a significant customer to renew its contract at the end of June 2005. As a result of this customer non-renewal and declining demand for Overpeer’s anti-piracy services, we anticipate that content protection services revenue will continue to decline in the fourth quarter 2005 as compared to the first half of 2005. We continue to assess our alternatives to maximize the value of the assets of our Overpeer subsidiary, including the possible discontinuance or divestiture of its operations or assets, as we expect Overpeer’s costs to provide these services to exceed its revenue over the near term.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” that amends FASB Statements No. 123 and No. 95, and supersedes APB 25. This statement requires a company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The statement also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. This statement is effective beginning in the first quarter of 2006. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” for the pro forma net loss and net loss per share amounts, for the three and nine months ended September 30, 2005 and 2004 as if we had applied the fair value recognition provisions of FAS 123 to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of FAS 123R will result in amounts that are similar to the current pro forma disclosures under FAS 123, we are evaluating the requirements under FAS 123R and expect the adoption to have a material impact on the consolidated statements of operations and comprehensive loss and net loss per share.
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
     In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies SFAS No. 143, “Accounting for Asset Retirement Obligations,” such that conditional asset retirement obligations require recognition at fair value if they can be reasonably estimated. These rules are effective December 31, 2005. We do not expect the impact of adopting FIN 47 to have a material effect on our results of operations or financial position.
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 is a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements — (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by FAS 154. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We will adopt this pronouncement beginning in fiscal year 2006.
Consolidated Results of Operations
     During the preparation of our financial statements for the year ended December 31, 2004, we revised our classification with regard to amortization of acquired technology and capitalized software costs, which resulted in the revision of classification of expenses totaling approximately $284,000 for the three months and $400,000 for the nine months ended September 30, 2004 from operating expenses — amortization of intangibles to cost of revenue in the current presentation as we determined that these expenses were more appropriately classified as cost of revenue in accordance with FAS 86 and related accounting literature. This revision of classification had no impact on net loss, stockholders’ equity or cash flows as previously reported.
Comparison of Third Quarter 2005 Operating Results to Second Quarter 2005
     Revenue decreased 3% for the third quarter 2005 to $6.8 million from $7.0 million in the second quarter 2005. While we experienced revenue growth in our digital media content services offerings during the third quarter 2005, we experienced a slight decrease in our digital media store services offering and continued weakness in our digital media content services offering.
     Our digital media store services in the third quarter 2005 generated approximately $4.8 million in revenue, or 71% of total revenue. Revenue in this service line declined by 4% from second quarter 2005 levels, which was primarily due to a slight decrease in consulting revenue and changes in foreign exchange rates from quarter to quarter, partially offset by increases in transactional and bundling revenue. For the quarter ended September 30, 2005, transactional volume, principally from the sale of digital downloads and prepaid credit packages, represented over 70% of total digital media store services revenue, which is consistent with second quarter 2005. In each of the second and third quarter 2005, approximately 30% of our digital media store services revenue was derived from Microsoft Corporation’s MSN music services offerings. Since substantially all of our store services revenue comes from the European operations of our OD2 subsidiary, we were negatively impacted by changes in foreign exchange rates from the second quarter to the third quarter 2005. Also, we continue to maintain and enhance the OD2 music service technology platform. While we continue efforts to integrate the OD2 service technology into the music service platform we continue to develop and enhance in the U.S., we have not finished the integration or migration of customers to a single platform. We expect to continue to sell and support both of these service platforms for the remainder of 2005 and a portion of 2006, resulting in higher expenses for 2005 and the start of 2006 as compared to the expected expense synergies to be obtained from a unified music service platform later in 2006.
     In the third quarter 2005, we generated approximately $1.7 million in revenue from digital media content services, or 25% of total revenue. This increased from $1.5 million or 21% of total revenue in the second quarter 2005, as we continued to see an increase in the volume of EMI Music content delivered during the third quarter of 2005 as compared to the second quarter of 2005 related to the launch and expected launch of several new digital service providers. We expect this increased volume to remain fairly constant into the fourth quarter of 2005.
     In the third quarter 2005, our content protection services offering continued to experience declines in revenue compared to the second quarter of 2005 due to the failure of a significant customer to renew its contract at the end of June 2005 as well as a failure to meet service level guarantees and challenges we faced in keeping up with increasingly sophisticated services operated by peer-to-peer networks. For the third quarter 2005, our Overpeer subsidiary generated approximately $295,000 in revenue, or 4% of total revenue compared to approximately $516,000 in revenue, or 7% of total revenue in the second quarter 2005.
     We had a negative gross profit margin of approximately ($560,000) or 8% of revenue for the third quarter 2005, compared to a positive gross profit margin for second quarter 2005 of approximately $170,000 or 2% of revenue. Negative gross margins for our Overpeer subsidiary were approximately ($900,000) for third quarter 2005, and approximately ($700,000) for second quarter 2005, and were responsible for our negative gross margins across the entire business in those periods, as efforts by peer-to-peer networks to thwart our services resulted in service credits and a decline in revenue and an increase in bandwidth costs. We continue to assess our alternatives to maximize the value of the assets of our Overpeer subsidiary, including the possible discontinuance or divestiture of its operations or assets. We reported a net loss of $8.5 million or $0.08 per share in the third quarter 2005 compared to a net loss of $6.9 million or $0.06 per share in the second quarter 2005.

     Percentage comparisons have been omitted within the following table where they are not considered meaningful. Certain information reported in previous periods has been reclassified to conform to current presentation. All amounts, except amounts expressed as a percentage, are presented in the following table in thousands.

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2005	2004	$	%	2005	2004	$	%
Revenue
Digital media services
Digital media store services	$4,842	$1,902	$2,940	155%	$13,857	$2,210	$11,647	527%
Encoding services	1,196	1,389	(193)	(14)%	2,616	2,866	(250)	(9)%
Content protection services	295	941	(646)	(69)%	1,670	1,641	29	2%
Samples services	261	335	(74)	(22)%	882	1,235	(353)	(29)%
Internet radio services	28	43	(15)	(35)%	227	478	(251)	(53)%
Webcasting and hosting services	210	470	(260)	(55)%	626	1,475	(849)	(58)%
Media restoration services	—	—	—		—	297	(297)	(100)%

Total revenue	6,832	5,080	1,752	34%	19,878	10,202	9,676	95%
Cost of revenue	7,392	3,764	3,628	96%	20,548	7,125	13,423	188%

Gross profit (loss)	(560)	1,316	(1,876)	(143)%	(670)	3,077	(3,747)	(122)%
Operating expenses
Sales and marketing	1,545	1,478	67	5%	5,102	2,949	2,153	73%
Research and development	2,694	1,325	1,369	103%	6,730	2,668	4,062	152%
General and administrative	3,517	3,798	(281)	(7)%	10,508	7,990	2,518	32%
Amortization of intangibles	148	41	107	261%	341	191	150	79%
Stock-based compensation	139	21	118	562%	201	186	15	8%
Special charges (credits) — other	—	350	(350)	(100)%	(43)	300	(343)	(114)%

Total operating expenses	8,043	7,013	1,030	15%	22,839	14,284	8,555	60%
Interest income	143	139	4	3%	534	325	209	64%
Interest expense	(36)	(46)	10	(22)%	(138)	(176)	38	(22)%
Gain on sale of media restoration assets	—	273	(273)	(100)%	—	113	(113)	(100)%
Other income, net	31	—	31		266	186	80	43%

Net loss	$(8,465)	$(5,331)	$(3,134)	59%	$(22,847)	$(10,759)	$(12,088)	112%

Comparison of Three and Nine Month Periods Ended September 30, 2005 and September 30, 2004
     Revenue. Revenue increased for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004, primarily as a result of the acquisitions of OD2 (which generated a substantial majority of our 2005 digital media store services revenue) in June 2004 and Overpeer (which generated all of our content protection services revenue) in March 2004. For the three months ended September 30, 2005, the increase in digital media store services revenue was offset by declining revenue in our encoding, content protection, internet radio, and webcasting and hosting service offerings. For the nine months ended September 30, 2005, we experienced a significant increase in digital media store services revenue and a very slight increase in our content protection services revenue due primarily to our acquisitions of OD2 and Overpeer, and decreases in our other services offerings, as compared to the nine months ended September 30, 2004.
     During the three and nine months ended September 30, 2005, no single customer accounted for 10% or more of total revenue. However, a substantial portion of our encoding services revenue is derived from our relationship with EMI Music and during the third quarter 2005, approximately 30% of our digital media store services revenue was derived from Microsoft Corporation’s MSN music services offerings. During the three months ended September 30, 2004, revenue from one customer represented 17% and another customer accounted for approximately 11% of total revenue, and during the nine months ended September 30, 2004, revenue from one customer represented 14% of total revenue. Revenue generated from our international operations, which is entirely related to the OD2 acquisition, was $4.7 million and $13.4 million for the three and nine months ended September 30, 2005 compared to $1.9 million and $2.1 million for the three and nine month periods ended September 30, 2004.
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
     Digital media store services revenue. Digital media store services revenue currently is primarily generated from our operations in

Europe. Revenue from digital media store services increased during the three and nine months ended September 30, 2005, as compared to the same periods in 2004. Digital media store services revenue as a percentage of total revenue was 71% and 70% in the three and nine months ended September 30, 2005 and 37% and 22% in the same periods in 2004. During the three and nine months ended September 30, 2005, approximately 30% of our digital media store services revenue was derived from Microsoft Corporation’s MSN music services offerings. We expect that our digital media store services revenue will increase during the fourth quarter 2005 as compared to the third quarter 2005 due to an anticipated seasonal increase in European transactional revenue during the fourth quarter. We also anticipate that digital media store services will continue to demonstrate a faster growth rate than any of our other service offerings as we continue to deploy these services globally, including through mobile service offerings, and as consumer adoption increases. In addition, although in 2005 and 2004 our digital media store services revenue consisted exclusively of music store services revenue, we plan to extend our store services offerings to other media, such as music videos, during 2006 as those digital delivery markets develop.
     Since our acquisition of OD2, revenue from digital media store services consists principally of platform service fees and transaction related distribution or revenue sharing fees which are summarized below.
•	Platform service fees are generally recognized as revenue over the term of the customer contract and represent charges in connection with enabling the service and maintaining its overall functionality during the term of the customer contract, which is generally one to three years. We charge platform fees to our customers in a variety of manners, including initial set-up fees, monthly only fees, or a combination of initial set-up and monthly fees.

•	We also share in the proceeds of consumer transactions such as digital downloads. Revenue from downloads is recognized at the time the content is delivered, digitally, to the consumer.

•	A majority of our transactional revenue is generated through the sale of prepaid credit packages which entitle a consumer to access a specified number of digital music downloads or streams for a fixed price during a fixed time period. Prepaid credit packages are also bundled with other end consumer offerings sponsored by our customers. Revenue from prepaid credit packages and bundle promotions is deferred until the credits or promotional offers are utilized or expire. Our margin on the sale of prepaid credit packages fluctuates depending upon a number of factors, including the type of service for which the consumer redeems the credits (full downloads or streams), the royalty rate for the download purchased and breakage.

•	Revenue from prepaid credit packages is deferred and then recognized as tracks are downloaded by the consumer or as credits expire, whichever occurs earlier.
     Encoding revenue. Revenue from encoding services decreased during the three and nine months ended September 30, 2005, as compared to the same periods in 2004. Revenue from encoding services generally fluctuates based on the volume of the content delivered to our customers and the price charged for the services provided. Our encoding services customers are typically digital service providers, or DSPs, who at or near launch of their services request delivery of content. After initial content deliveries, DSPs typically receive only periodic new release updates. We began to see an increase in the volume of EMI Music content delivered during the second quarter 2005 as compared to the first quarter 2005 related to the launch and expected launch of several new DSPs, and this quarter over quarter increase continued during the third quarter 2005. We expect this increase in volume to hold into the fourth quarter 2005. We also expect that if the number of new DSPs that require encoding of substantial catalogs of digital media decreases, revenue from our encoding services will similarly decrease. Growth in the encoding services line is driven by several key factors, including the number of new digital retailer launches, the addition of new content partners as customers, and the inclusion of large one-off encoding projects, including those driven by the introduction of new digital file formats. Our revenue from encoding services may fluctuate in the future based on these factors, among others. Additionally, there is no assurance that our current relationship with EMI Music will continue in the future.
     Content protection services revenue. Content protection services are provided by our Overpeer subsidiary, which we acquired in early March 2004. Accordingly, we reported revenue from such services since the acquisition date. Revenue from content protection services decreased significantly during the three months ended September 30, 2005, and increased only very slightly for the nine months ended September 30, 2005, as compared to the same periods in 2004 due primarily to the fact that the nine month period ended September 30, 2004 did not include a full nine months of revenue. Revenue for content protection services is generated from service fees based on the number and popularity of titles protected and the level of protection requested and achieved. Overpeer provides content protection services to some customers with guaranteed service performance levels, or SLAs. If these service level guarantees are not met, Overpeer could be liable for monetary credits or refunds of service fees. Content protection services are typically provided under renewable contracts that range in length from one to two years. Content protection services revenue from two customers accounted for 53% of total content protection services revenue during the three months ended September 30, 2005 and content protection services revenue from three customers accounted for 63% of total content protection services revenue during the nine months ended September 30, 2005. One of these customers, who accounted for 0% and 40% of total content protection services revenue during the three and nine months ended September 30, 2005, did not renew its contract when it expired on June 30, 2005, which resulted in a decrease in revenue for the three months ended September 30, 2005, compared to the same period in the prior year. Overpeer experienced failures in meeting service level guarantees during the nine months ended September 30, 2005, partially as a result of increased efforts by peer-to-peer networks to thwart anti-piracy efforts. This negatively impacted revenue and cost of revenue, over the three and nine month periods ended September 30, 2005. We continue to assess our alternatives to maximize the value of the assets of our Overpeer subsidiary, including the possible discontinuance or divestiture of its operations or assets. There can be no assurances that customers will renew their agreements as they expire or that customer SLAs will be met, and we expect content protection services revenue to decline during the fourth quarter 2005 as compared to the fourth quarter 2004.
     Samples services revenue. Revenue from samples services generally fluctuates based on the volume of content streamed for our customers, which is primarily driven by their needs and the level of activity on their websites. Samples services revenue decreased during the three and nine months ended September 30, 2005, as compared to the same periods in 2004. This decrease was attributable to a combination of pricing pressures and changes in the volume of paid content streamed. Samples service revenue from two customers represented approximately 68% of total samples service revenue during the three and nine months ended September 30, 2005. If these customers were to cancel their contracts or fail to renew them, or if we were unsuccessful in securing license rights from content owners to continue the samples service, revenue from our music samples services would decline. We expect that samples service revenue will continue to fluctuate in the future based on these factors, among others.
     Internet radio services revenue. Revenue from internet radio services generally fluctuates based on the volume of content streamed for our customers, which is primarily driven by the level of activity on their websites. Revenue from internet radio services decreased during the three and nine months ended September 30, 2005, as compared to the same periods in 2004, primarily as a result of a customer termination and a resulting decrease in the volume of content streamed. As internet radio services are not currently a strategic focus, we expect that revenue from these services will continue to decrease in the future.
     Webcasting and hosting services revenue. Since late 2003, we refocused our webcasting and hosting services on customer relationships that provide higher margins and we have ceased sales efforts for these services. As a result, revenue from webcasting services volume decreased significantly during the three and nine months ended September 30, 2005, as compared to the same periods in 2004. As this service offering is not a strategic focus, we expect that revenue from these services will continue to decrease in the future.
     Media restoration services revenue. Media restoration services revenue for the first nine months of 2004 does not include a full nine months of revenue due to the transfer of our media restoration business on January 30, 2004 and completion of the sale of those assets in May 2004, we transferred our media restoration business on January 30, 2004. We expect media restoration services to be zero for the remainder of 2005 and for future periods.
     Deposits and deferred revenue. Deposits and deferred revenue is comprised of the unrecognized revenue related to unearned platform fees, unutilized prepaid music credit purchases and other prepayments for which the earnings process has not been completed and is presented net of related receivables. Deposits and deferred revenue at September 30, 2005 was $6.5 million, net of related receivables of approximately $2.9 million, compared to approximately $5.7 million, net of related receivables of approximately $242,000, at December 31, 2004. The increase in deferred revenue during the nine months ended September 30, 2005, is primarily due to an increase in the number of deferred and unutilized prepaid credit packages and promotional music credits for our digital media store services.
     Deposits and deferred revenue includes a twelve month agreement entered into in the ordinary course of business with an internet service provider (ISP) in Europe in February 2005, under which Loudeye is providing the ISP’s customers promotional credits that may be redeemed for a range of digital media download services through February 2006. Deferred revenue related to this agreement was approximately €463,000, net of related receivables of €587,000 at September 30, 2005 (approximately $558,000, net of related receivables of $707,000 based on September 30, 2005 exchange rates). We will receive a fixed fee of approximately €1.8 million (approximately $2.2 million based on September 30, 2005 exchange rates) under the agreement. Based upon the number of digital downloads provided to the ISP’s customers through September 30, 2005, and depending upon the volume of digital downloads provided to the ISP’s customers during the remaining term of the agreement, e may experience gross margins associated with the agreement ranging from a profit of approximately €1.2 million (approximately $1.5 million based on September 30, 2005 exchange rates) to a loss of approximately €594,000 (approximately $716,000 based on September 30, 2005 exchange rates). If the number of credits redeemed during the twelve month term of the agreement does not reach certain minimum levels, the term may be extended for an additional twelve months for a predetermined number of the credits. In addition, we expect to defer revenue under this agreement until the volume of digital downloads is reasonably determinable, which could result in deferral of a portion of the revenue under the agreement until February 2007. Further, because the transaction is denominated in Euros and we currently do not hedge the arrangement, we could be subject to foreign currency gains or losses. As of the date of this filing, no losses have been incurred or estimated under this agreement.
     Cost of revenue. Cost of revenue includes the cost of production, including personnel, cost of royalties to content providers and publishers, technical support, transaction processing fees, bandwidth and hosting costs, depreciation and amortization of infrastructure assets related to our service offerings, amortization of acquired technology resulting from acquisitions, and an allocated portion of equipment, information services personnel and facility-related costs. Cost of revenue increased during the three and nine months ended September 30, 2005, as compared to the same periods in 2004. Since we acquired OD2 in June of 2004, we have continued to expand our digital media services work force in order to meet the demands of anticipated growth and new initiatives for our digital music store services. These new initiatives include development and enhancement of our mobile music platform, custom development for certain of our music services and development of a subscription music service. Also, during the first nine months of 2005, we expanded our encoding services work force and began making operational improvements to our systems as we saw an increase in demand for EMI Music encoded products related to the launch and anticipated launch of several new DSPs.
     During the first nine months of 2005, we experienced higher than expected cost of revenue related to our content protection services, due primarily to increased costs of bandwidth and other related costs, as we were faced with increased attempts to thwart our content protection services by peer-to-peer networks and others, and we experienced failures in meeting all of our service level guarantees. Our Overpeer subsidiary experienced negative gross profit margins of approximately ($900,000) for the three months ended September 30, 2005, and ($1.6 million) for the nine months ended September 30, 2005 compared with positive gross profit margins of approximately $700,000 and $1.2 million for the three and nine months ended September 30, 2004. We continue to assess our alternatives to maximize the value of the assets of our Overpeer subsidiary, including the possible discontinuance or divestiture of its operations or assets. We also incurred increased fixed costs from investment in our platform, infrastructure and operations, as well as increased licensing costs. We expect these content licensing costs to continue to increase as recorded music companies continue their efforts to raise wholesale content prices in an apparent attempt to cause an increase in prevailing retail prices of digital downloads of music content. There is also a trend for recorded music labels to license their content directly to our customers, rather than through master content licenses with us. The impact of this trend may be a reduction in transactional revenue, and an increase in gross margins as a percentage of revenue, if we report revenue on a net basis (net of third party content fees) rather than on a gross basis. Gross margin as an absolute dollar amount would not be impacted by a change in revenue reporting from a gross basis to a net basis. Gross profit margins are generally lower for our music store services as compared to our other services, principally as a result of the significant royalties payable to the content providers and publishers on each transaction. However, we earn a higher margin on platform service fees and our margins for our prepaid credit packages and promotional bundling offerings will fluctuate, depending primarily upon breakage levels experienced. As music store services grow, we expect fluctuations in our overall gross profit margin percentage depending upon our overall mix of revenue. We expect cost of revenue related to our digital media services to continue to increase in 2005 as compared to 2004.
     Depreciation included in cost of revenue increased to approximately $653,000 and $1.7 million in the three and nine months ended September 30, 2005 from approximately $440,000 and $1.1 million in the three and nine months ended September 30, 2004. This increase is due primarily to our acquisitions of OD2 and Overpeer. Amortization expense included in cost of revenue was $145,000 and $417,000 in the three and nine months ended September 30, 2005 and $284,000 and $400,000 in the three and nine months ended September 30, 2004 and is primarily the result of the amortization of acquired technology.
     Sales and marketing. Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel and communication, and marketing expenditures such as advertising, public relations costs and trade show expenses and an allocated portion of equipment, information services personnel and facility-related costs. Sales and marketing expenses for the three months ended September 30, 2005 was relatively flat as compared to the same period of the prior year, and sales and marketing expense for the nine months ended September 30, 2005 increased as compared to the same period in 2004, primarily due to increased sales and marketing activities as a result of our acquisitions of Overpeer and OD2 in the first half of 2004. Sales and marketing expenses as a percentage of total revenue declined during the three and nine months ended September 30, 2005 as compared to the same periods in 2004, primarily as a result of our increased revenue. We expect that we will continue to invest significantly in sales and marketing in 2005, as we believe that a substantial sales and marketing effort is essential for us to grow our market position and increase market acceptance of our digital media services, in particular our digital media store services.
     Research and development. Research and development expenses include labor and other related costs of the continued development and support of our digital media services and an allocated portion of equipment, information services personnel and facility-related costs. To date, the substantial majority of research and development costs have been expensed as incurred. Research and development expenses for the three and nine months ended September 30, 2005 continued to increase as compared to the same periods in 2004, as an absolute dollar amount and as a percentage of revenue, due both to the acquisitions of Overpeer and OD2 and expanded development efforts relating to our digital media store services offerings, including mobile offerings, and content protection services, as well as an increase in allocated equipment and facility-related costs. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our digital media services offerings, in particular our digital media store services, and to develop additional applications. Accordingly, we anticipate that we will continue to invest in research and development for the foreseeable future, and we anticipate research and development costs as an absolute dollar amount will fluctuate, depending primarily upon the volume of forecasted future revenue, customer needs, staffing levels, overhead costs and our assessment of market demands.
     General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, legal and administrative personnel, legal expenses, an allocated portion of equipment, information services personnel and facility-related costs, and costs associated with being a public company, including but not limited to, consulting, audit and legal fees related to the Sarbanes-Oxley internal control over financial reporting certification requirements, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor relations, and professional services fees. General and administrative expenses for the three months ended September 30, 2005 decreased slightly as compared to the same period in 2004, primarily due to a decrease in the amount allocated for equipment, information services personnel and facility-related costs, as well as decreases in severance costs and costs related to filings with the Securities and Exchange Commission, partially offset by increases in professional fees in order to comply with the requirements under the Sarbanes-Oxley Act of 2002. General and administrative expenses for the nine months ended September 30, 2005 increased as compared to the same period in 2004 primarily as a result of our acquisitions of Overpeer and OD2 in 2004, increases in our personnel costs and other resources to support our growth, severance costs, legal matters, costs related to SEC filings and additional professional fees in order to comply with the requirements under the Sarbanes-Oxley Act of 2002, partially offset by a decrease in the amount allocated for equipment, information services personnel and facility-related costs. General and administrative expenses as a percentage of total revenue declined during the three and nine months ended September 30, 2005 as compared to the same periods in 2004, primarily as a result of our increased revenue. We expect that we will continue to incur general and administrative expenses in varying degrees throughout 2005.
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
     Stock-based compensation. Stock-based compensation for the three months ended September 30, 2005 totaled $157,000, of which $18,000 was included in cost of revenue, and consisted principally of the amortization of deferred stock compensation of $133,000 and $24,000 in amortization related to warrants granted in exchange for services. Stock-based compensation for the nine months ended September 30, 2005 totaled $284,000, of which $83,000 was included in cost of revenue, and consisted principally of the amortization of deferred stock compensation of $198,000, stock-based compensation expense of $53,000 related to options granted to former employees as severance and termination benefits and $74,000 in amortization related to warrants granted in exchange for services, offset by a credit of approximately $40,000 for variable stock compensation related to stock options that were repriced in 2001. We expect stock based compensation expense to increase in future periods as compared to 2004, due primarily to restricted stock awards totaling approximately 1.4 million shares that were granted during the nine months ended September 30, 2005.
     Stock-based compensation for the three months ended September 30, 2004 totaled $65,000, of which $44,000 was included in cost of revenue, consisting of the amortization of deferred stock compensation. Stock-based compensation for the nine months ended September 30, 2004 totaled $268,000, of which $82,000 was included in cost of revenue. Stock based compensation consisted of the sum of amortization of deferred stock compensation of $247,000 and stock-based compensation expense of $39,000, including $14,000 related to options granted to a consultant, less a credit of $18,000 for variable stock compensation related to options that were repriced in 2001.
     Special charges (credits). For the three and nine months ended September 30, 2005 and 2004, the amounts recorded as special charges (credits) related to facilities consolidations, and were charges of zero and $350,000 during the three months ended September 30, 2005 and 2004, and charges (credits) of ($43,000) and $300,000 during the nine months ended September 30, 2005 and 2004. In the first quarter 2005, as discussed in Note 4 to the unaudited condensed consolidated financial statements, we paid $360,000 of the $403,000 then remaining accrued special charge balance, as a final payment related to our former facility at 414 Olive Way, Seattle, Washington, and the $43,000 difference between the amount previously recorded in accrued special charges and the final settlement amounts of the underlying liabilities was reflected as a net credit to special charges (credits) in the unaudited condensed consolidated statements of operations. In February 2004, we entered into a lease settlement agreement with the landlord of our unoccupied facility in New York, New York pursuant to which we paid the landlord $450,000 and allowed the landlord to retain its security deposit of $212,000, for a total settlement of $662,000. The $50,000 difference between the amount previously recorded in accrued special charges and the final settlement amount was reflected as a credit to special charges (credits) during the first quarter 2004 in the unaudited condensed consolidated statements of operations.
     The following table reflects the activity in accrued special charges for the nine months ended September 30, 2005 (in thousands):

Facilities-related
Charges
Balance, December 31, 2004	$403
Additional accruals	—
Payments	(360)
Adjustments	(43)

Balance, September 30, 2005	$—

     Interest income. Interest income consists of interest income and realized gains and losses on sales of our marketable securities. Interest income for the three and nine months ended September 30, 2005 continued to increase as compared to the same periods in 2004, primarily due to higher average investment balance resulting from the proceeds received from the private equity financings completed in February 2004 and December 2004. We expect interest income will fluctuate during 2005 depending upon our average investment balances and yield rates throughout the year.
     Interest expense. Interest expense for the three and nine months ended September 30, 2005 continued to decrease as compared to the same periods in 2004, due to lower average debt balances but higher interest rates during 2005 as compared to 2004 and the voluntary repayment in full of our line of credit in March 2004. We expect that interest expense will continue to fluctuate in 2005 in relation to interest rates as we continue to make principal payments against our term loan balance.
     Gain on sale of media restoration assets. As discussed above, we sold our media restoration business on January 30, 2004 and completed the sale in May 2004. The difference between the proceeds received from after release of certain escrow claims and the carrying value of the assets was $273,000 and $113,000 and is reflected as a gain on the sale for the three and nine months ended September 30, 2004.
     Other income, net. Other income for the three and nine moths ended September 30, 2005 consists principally of net foreign exchange transaction gains of $73,000 and $341,000. These gains were primarily the result of the impact of the relatively strengthened U.S. dollar on U.K. pound denominated liabilities incurred in connection with our acquisition of OD2. Other income for the three and nine months ended September 30, 2004 consisted principally of foreign currency transaction gains on the accrued acquisition consideration related to our acquisition of OD2 in June 2004.
     Income taxes. We did not record income tax benefits related to our net operating losses in any of the three or nine month periods ended September 30, 2005 or 2004, as a result of the uncertainties regarding the realization of such net operating losses. Our foreign operations also have net operating losses. At September 30, 2005 and December 31, 2004, a valuation allowance equal to the deferred tax asset has been recorded.
Liquidity, Capital Resources and Going Concern
     We have financed our operations primarily through proceeds from public and private sales of our equity securities. To a lesser extent, we have financed our operations through equipment financing and traditional lending arrangements. As of September 30, 2005, our working capital was $6.2 million compared with $13.8 million at December 31, 2004. Our principal source of liquidity at September 30, 2005 was our cash, cash equivalents, marketable securities and guidance line of credit at Silicon Valley Bank. As of September 30, 2005, we had approximately $15.9 million of unrestricted cash, cash equivalents and marketable securities.

     We have prepared our unaudited consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception, have an accumulated deficit of approximately $232.1 million at September 30, 2005, have experienced negative cash flows from operations in substantially all quarters of our operations since inception and the expansion and development of our business will require additional capital. In light of our unrestricted cash, cash equivalents and marketable securities balance as of September 30, 2005 of approximately $15.9 million, these matters raise substantial doubt about our ability to continue as a going concern.
     We are evaluating several alternatives to address our liquidity needs, including restructuring our operations, reducing our work force, divesting or discontinuing the operations of acquired companies, renegotiating existing agreements with customers and vendors, and taking other actions to limit our expenditures.
     However, it is not likely that our cash balances will be sufficient to sustain our operations until profitable operations and positive cash flows are achieved. Consequently, we will require additional capital to fund our ongoing operations. There can be no assurance that capital will be available to us on acceptable terms, or at all. Our history of declining market valuation and volatility in our stock price could make it difficult for us to raise capital on favorable terms. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders. We announced on November 9, 2005, that we have retained New York based investment bank Allen & Company LLC to assist our board of directors in reviewing our business plan and advising on capital markets and possible strategic alternatives to maximize stockholder value.
     If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our business and expansion plans. Our unaudited consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.
     In December 2004, we entered into a subscription agreement with a limited number of accredited investors pursuant to which we sold and issued to such investors 16,800,007 shares of our common stock, together with warrants to purchase 5,040,002 shares of common stock at an exercise price of $2.25 per share, for an aggregate purchase price of $25.2 million and net proceeds of $23.5 million. The warrants are exercisable until the fifth anniversary of the December 31, 2004 closing date. We also granted the investors a one year right to purchase 30% of any securities sold by Loudeye in future financings, subject to exceptions. We filed a registration statement in February 2005 covering the resale of the shares of common stock issued in this transaction and the shares of common stock underlying the warrants. This registration statement was declared effective by the SEC in April 2005. However, the registration statement was not filed and was not declared effective by the SEC within the time periods required under the subscription agreement. During 2005, we adjusted net proceeds from the December 2004 private equity financing as a result of contractual damages of approximately $464,000 incurred relating to the filing and effectiveness delays under the subscription agreement.
     In March 2005, we completed a restructuring of remaining deferred and contingent payment obligations to certain former shareholders of OD2. In March 2005, we issued 3,026,405 shares (valued at approximately $5.2 million based on March 31, 2005 exchange rates) as settlement for the remaining deferred consideration obligations of approximately £3.2 million (or approximately $6.0 million based on March 31, 2005 exchange rates). A registration statement covering the resale of these shares of common stock was declared effective by the SEC in April 2005. This amount excludes 528,014 shares issued but held in escrow. In addition, we paid $2.5 million in March 2005 and we paid an additional $2.3 million in July 2005 in cash in full satisfaction of the maximum potential contingent payment obligations of up to £10.0 million (or approximately $17.6 million based on September 30, 2005 exchange rates). These amounts exclude £465,000 (approximately $820,000 based on September 30, 2005 exchange rates) to be held in escrow. This restructuring was agreed to by all of the former OD2 shareholders entitled to receive additional deferred and contingent payment consideration and it satisfies in full those obligations.
     Net cash used in operating activities was approximately $18.3 million and $9.8 million for the nine months ended September 30, 2005 and 2004. For 2005, cash used in operating activities resulted primarily from a net loss of $22.8 million, adjusted by non-cash charges for depreciation and amortization of approximately $3.2 million, stock-based compensation charges and other non cash items aggregating $217,000, a net foreign currency transaction gain of $341,000, and other working capital changes. For the first nine months of 2004, cash used in operating activities resulted primarily from net losses of $10.8 million, adjusted by non-cash charges for depreciation and amortization, stock based compensation charges and other non cash items and increased by other adjustments and working capital changes. Cash used in operations is dependent upon our ability to achieve positive earnings and the timing of our payments and collections and we expect that it will continue to fluctuate from period to period.
     Net cash used in investing activities was approximately $1.1 million and $9.8 million for the nine months ended September 30, 2005 and 2004. For the first nine months of 2005, cash used in investing activities consisted principally of payments made to former OD2 shareholders of $4.8 million, purchases of property and equipment of $2.1 million, the purchase of a patent for approximately $1.4 million, partially offset by net sales of short-term marketable securities of $5.6 million and the release of restrictions on approximately $1.6 million of cash. In the nine-month period ended September 30, 2004, cash used in investing activities related primarily to net purchases of short-term investments of $5.8 million and purchases of property and equipment of $4.4 million, consisting principally of equipment to upgrade the storage and access systems for our digital music archive and investments in capital equipment for our Overpeer anti-piracy service offering, and cash paid for the acquisition of Overpeer and OD2, partially offset by the sale of the assets and liabilities related to our media restoration business.

     Cash used in financing activities in the first nine months of 2005 was approximately $685,000, consisting primarily of principal payments on our debt and capital lease obligations of $872,000, adjusted net proceeds from private equity financing of negative $464,000, partially offset by net proceeds from the exercise of stock options of $651,000. Cash provided by financing activities was approximately $16.9 million in the nine months ended September 30, 2004, consisting primarily of net proceeds from the private equity financing in February 2004 of $18.9 million, offset partially by principal payments on our debt and capital lease obligations of $2.3 million.
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
     In March 2005, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Term Loan”) with Silicon Valley Bank (“SVB”). The Amended Term Loan amends and restates our December 31, 2003 loan and security agreement with SVB (the “Original Loan Agreement”). There are three primary components of the Amended Term Loan as follows:
•	A term loan in the amount of $3.0 million, with a balance as of September 30, 2005, of approximately $1.3 million. The term loan bears interest at an annual rate of 0.5% above the prime interest rate (which rate was previously 1.25% above the prime interest rate under the terms of the December 31, 2003 loan and security agreement). Payments of principal and interest total $83,333 per month for 36 months from December 31, 2003. Once repaid, the term loan may not be reborrowed.

•	A new equipment term loan facility in the amount of $2.5 million, with a balance as of September 30, 2005, of zero. The equipment loan facility is available on or before October 31, 2005, in minimum draw amounts of $250,000. The equipment loan bears interest at an annual rate of 0.5% above the prime interest rate. Any advances drawn on the equipment loan facility will be payable monthly over 36 months.

•	A new guidance line facility in the amount of $1.5 million, which is available through March 29, 2006, with a balance as of September 30, 2005, of approximately $175,000.
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
     We were notified by SVB on October 7, 2004 that we were not in compliance with two restrictive financial covenants under the Original Loan Agreement that require us to maintain a certain quick ratio and a minimum tangible net worth, each as defined in the loan agreement. We subsequently established a certificate of deposit in the amount of approximately $2.2 million, which was equal to the then outstanding loan balance. As a result, we were notified by SVB on October 11, 2004 that it had cured the default within the cure period. Restricted cash of $2.0 million was reflected on our December 31, 2004 balance sheet related to the certificate of deposit. During 2005, we regained compliance with the financial covenants under the Amended Term Loan, and as a result the restricted cash held as collateral at December 31, 2004 was released. As of September 30, 2005, we were in compliance with the financial covenants under the Amended Term Loan.
     At September 30, 2005, approximately $645,000 of other restricted cash is held in investment accounts that serve as collateral for standby letters of credit for certain of our capital and operating lease obligations and as escrow under the terms of our OD2 transaction.

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
     Our Overpeer subsidiary experienced negative gross margins of approximately ($900,000) and ($1.6 million) for the three and nine months ended September 30, 2005. We continue to assess our alternatives to maximize the value of the assets of our Overpeer subsidiary, including the possible discontinuance or divestiture of its operations or assets.
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
     We conduct our operations in two primary functional currencies: the United States dollar and the British pound. Since our acquisition of OD2 in June 2004, fluctuations in foreign exchange rates have had a significant impact on our financial condition and results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in British pounds, except outside of the UK, where we invoice our customers primarily in euros. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany payables and receivables to and from our foreign subsidiaries and accrued acquisition consideration relating to the OD2 transaction. For the three and nine months ended September 30, 2005, we recognized approximately $73,000 and $341,000 of net transaction gains on accrued acquisition consideration related to the OD2 transaction. For the for the three and nine months ended September 30, 2004, we recognized approximately zero and $183,000 of net transaction gains on accrued acquisition consideration related to the OD2 transaction.
Contractual Obligations
     The following table provides aggregated, consolidated information about our contractual obligations as of September 30, 2005 (in thousands).

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 years	4-5 years	5 years
Contractual Obligations
Long-term debt and capital leases	$1,263	$1,013	$250	$—	$—
Operating leases (1)	3,068	704	684	530	1,150
Bandwidth and co-location purchase obligations (2)	312	272	40	—	—

Total contractual obligations	$4,643	$1,989	$974	$530	$1,150

(1)	Our future minimum rental commitments under noncancellable leases comprise the majority of the operating lease obligations presented above. We expect to fund these commitments with existing cash and cash flows from operations.

(2)	Many of the contracts underlying these obligations contain renewal provisions, generally for a period of one year. In addition, amounts payable under these contracts may vary based on the volume of data transferred. The amounts in the table represent the base fee amount. We also have contracts for bandwidth and collocation services that run on a month-to-month basis and for which there are no unconditional obligations. Monthly amounts due under the month-to-month contracts are approximately $244,000 and have been excluded from the table above.

Excluded from the table above are the following:
•	Accrued acquisition consideration of approximately £465,000 (approximately $820,000 based on September 30, 2005 exchange rates) under the OD2 agreement held in escrow which is not recorded. Such amounts are being held in escrow by Loudeye until due in accordance with the terms of the OD2 transaction.

•	Deposits and deferred revenue of $6.5 million, net of related receivables, has been excluded from the table above as the liabilities will not be settled in cash.

•	The expected issuance of up to approximately 341,000 additional shares of Loudeye common stock, representing shares to be issued to OD2 option holders issuable upon exercise of OD2 options assumed by Loudeye in connection with the OD2 acquisition in June 2004. The associated common stock payable of approximately $494,000 has been excluded as the related liability will not be settled in cash.

•	Annual basic rent payable by Loudeye under an operating lease of approximately $939,000 in 2006 and $960,000 in 2007. On October 5, 2005, Loudeye Corp. and its wholly-owned subsidiary Loudeye Enterprise Communications, Inc. entered into the First Amendment of Lease with 1130 Rainier LLC as Lessor. This agreement amended the Lease Agreement dated December 23, 2003 for Loudeye’s headquarters offices at 1130 Rainier Avenue South, Seattle, Washington. The lease term is extended for a period of two (2) years beginning January 1, 2006, and ending December 31, 2007. Loudeye retains an option to terminate the Lease as of December 31, 2006, upon giving Lessor written notice of its exercise of this option on or before June 30, 2006.

•	Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specifically fixed or minimum quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. There were no other known contracts or purchase orders exceeding $100,000 in the aggregate.
     Since inception, we have sustained substantial net losses to sustain our growth and establish our business. We expect the following additional items, among others, may represent significant uses of capital resources in the foreseeable future:
•	We have continuing payment obligations under existing arrangements with certain licensors of copyrighted materials that will require payments for content fees and royalties on music delivered to end consumers. As of September 30, 2005, approximately $4.2 million of these amounts are included in accrued and other liabilities in the accompanying interim unaudited condensed consolidated balance sheets. Content fees and royalties on music are due to our partners based on net revenue and online music distribution volumes. As online service volumes fluctuate, our payment obligations for content fees and royalties fluctuate proportionally.

•	We may enter into future licensing agreements with content owners that could require cash advances or prepayments for content licensing rights.

•	We may enter into future transactions where we acquire complementary businesses. Such acquisitions may require the use of our capital resources.
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
     Other. In February 2005, we entered into a twelve month agreement in the ordinary course of business with an internet service provider (ISP) in Europe, under which we will provide the ISP’s customers with promotional credits that may be redeemed for a range of digital media download services through February 2006. We will receive a fixed fee of approximately €1.8 million (approximately $2.2 million based on September 30, 2005 exchange rates) under the agreement. Based upon the number of digital downloads provided to the ISP’s customers through September 30, 2005, and depending upon the volume of digital downloads provided to the ISP’s customers during the remaining term of the agreement, we may experience gross margins associated with the agreement ranging from a profit of approximately €1.2 million (approximately $1.5 million based on September 30, 2005 exchange rates) to a loss of approximately €594,000 (approximately $716,000 based on September 30, 2005 exchange rates). If the number of credits redeemed during the twelve month term of the agreement does not reach certain minimum levels, the term may be extended for an additional twelve months for a predetermined number of the credits. In addition, we expect to defer revenue under this agreement until the volume of digital downloads is reasonably determinable, which could result in deferral of a portion of the revenue under the agreement until February 2007. Further, because the transaction is denominated in Euros and we currently do not hedge the arrangement, we could be subject to foreign currency gains or losses. As of the date of this filing, no losses have been incurred or estimated under this agreement.
Legal Proceedings
     For a detailed discussion of material legal proceedings in which we are involved, please refer to the discussion in note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2005.
     Several public companies such as Napster, Inc. and Realnetworks, Inc. that offer digital music distribution services in the U.S. over the Internet, especially through subscription services, have disclosed that lawsuits have been filed against them by several companies alleging that their music distribution services may infringe patents owned by those companies. Loudeye may be subject to similar claims, demands or litigation in the future if Loudeye offers subscription services on behalf of its customers.
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
Risks Related to Our Business
We have a history of losses and negative cash flows on a quarterly and annual basis and we may experience greater losses from operations than we currently anticipate. These factors raise doubt about our ability to continue as a going concern.
     As of September 30, 2005, we had an accumulated deficit of $232.1 million. We have incurred net losses from inception, and we expect to continue to incur net losses in future periods. To achieve future profitability, we will need to generate additional revenue or reduce expenditures. We can give no assurance that we will achieve sufficient revenue or reduced expenditures to be profitable on either a quarterly or annual basis in the future. This raises doubt about our ability to continue as a going concern. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on either a quarterly or annual basis.
We need to raise additional capital in the future to execute on our current business plan.
     Our unrestricted cash reserves as of September 30, 2005 totaled approximately $15.9 million. These existing cash reserves are not likely to be sufficient to fund operating and other expenses under our current business plan for the next twelve months. As a result, to execute on our current business plan, we need to secure additional financing. We may not be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may need to sell assets or reduce expenditures, or both, and we may not be able to pursue all of our business objectives. Any inability to secure additional funding could seriously harm our business, results of operations and financial condition.
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
We expect to restructure our business in the near future. Even if we restructure our business, we may not have sufficient cash to execute on our current business plan and any restructuring may impact our ability to execute on our business plan.
     We expect that in the near future we will take steps to restructure certain aspects of our business, including through reducing our work force, divesting or discontinuing the operation of acquired companies, renegotiating existing agreements with customers and vendors, and taking other actions to limit our expenditures, increase our revenue or improve our margins. Restructurings take time to implement and themselves involve costs to implement, such as severance and contract and lease termination costs. There can be no assurance that we will be successful in renegotiating any agreements or otherwise in implementing a restructuring. There can also be no assurance that following a restructuring we would have sufficient cash to execute on our current business plan. Furthermore, any restructuring could have a material adverse impact on our ability to execute on our business plan.
We have not completed the integration of our acquisition of OD2, and we may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating these future acquisitions may have a material adverse effect on our operating results.
     In June 2004 we completed the acquisition of OD2. Integrating this acquisition and completing any potential future acquisitions could cause significant diversions of management time and company resources. The OD2 acquisition is taking longer than anticipated to fully integrate. Given the size and complexity of the OD2 business and our continuing development efforts on an integrated technology platform, it has been necessary, in order to not disrupt this material business, to maintain and enhance the OD2 music store platform while we work to complete a migration path to an integrated platform with our U.S. music store platform. This transition increases our costs as compared to a fully integrated technology platform. Our business, financial condition and results of operations could be materially and adversely affected if we are unable to integrate the operations of current or future acquired companies or joint ventures.
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
     In the past, we have divested acquired assets, partially as a result of failure of an acquired company’s business to integrate fully with ours, as with the media restoration business of our former Vidipax subsidiary that we acquired in June 2000 and divested in early 2004. We continue to assess our alternatives to maximize the value of the assets of our Overpeer subsidiary, including the possible discontinuance or divestiture of its operations or assets and we may in the future divest this and / or other acquired assets or companies. Divesting acquired assets can divert management time and resources, could result in a loss on sale or disposition of assets, and may have a material adverse effect on our operating results, for example as a result of a decline in revenue from the assets or company divested.
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
     In addition, we are seeking expanded license rights from the major record labels and other content owners for rights such as subscription services, over-the-air deliveries, music video streaming and ringtunes. New license rights may be coupled with substantial up-front fees or advances and there can be no assurance we will be successful in negotiating these expanded content license agreements on commercially reasonable terms, if at all. For example, in October 2005, the Wall Street Journal reported that Microsoft Corporation had broken off licensing negotiations with the major labels regarding its plans to launch a subscription-based music service in the U.S. If we are unsuccessful in obtaining additional license rights from the content owners for emerging distribution methods, such as subscription services, our business and results of operations could be harmed.
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
     The large number of licenses in the U.S. and in the foreign markets in which we operate that we need to maintain in order to operate our music-related services creates operational difficulties in connection with tracking the rights that we have acquired and the complex structures under which we have royalty and reporting obligations. In addition, in some circumstances, we are responsible for obtaining licenses from professional rights organizations, both in the U.S. and abroad, such as The American Society of Composers, Authors and Publishers, Inc. (ASCAP), Broadcast Music, Inc. (BMI), SESAC, Inc. (SESAC) or The MCPS-PRS Alliance Limited in the United Kingdom, and for tracking and remitting royalties to these rights organizations. Certain of our new businesses, principally music subscription services, will likely require us to obtain licenses from music publishers. While there are certain aggregators of publishing rights in the U.S., the process of obtaining such rights is challenging, costly and time consuming. The disparate types and shear quantity of licenses we must obtain and track adds to the complexity of the royalty structure in which we operate. The effort to obtain the necessary rights from such third parties is often significant, and could disrupt, delay, or prevent us from executing our business plans. Because of the large number of potential parties from which we must obtain licenses, we may never be able to obtain a sufficient number of licenses to allow us to provide services that will meet our customers’ expectations.
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
     We must make estimates of our music publishing and certain other music royalties owed for our domestic and international music services. Differences in judgments or estimates could result in material differences in the amount and timing of our music publishing and royalty expense for any period. Under U.S. and foreign copyright laws, we may be required to pay licensing fees for digital sound recordings and compositions we make and deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. For example, royalty rates associated with subscription services in the U.S. and abroad are not fully established with respect to public performances and, if required, reproductions. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to our current or historic sales of our digital music offerings. We may be required to pay a rate that is higher than we expect, or the issue may be submitted to a “Rate Court” for judicial determination. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While we base our estimates on historical experience, established industry practice and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.
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
     Competition in our business-to-business digital media content services comes from in-house efforts by our potential customers and from companies such as Groove Mobile (formerly Chaoticom), Liquid Digital Media, Melodeo, MusicNet, Inc., MusicNow LLC, MusiWave, MPO Group, Siemens AG, Soundbuzz and Digital World Services AG, WiderThan Co., Ltd., and 24/7 Real Media, Inc. For example, in the second quarter 2005 MusicNet announced a new music store service, including music subscriptions, with Yahoo! Inc. In addition, our customers for digital media distribution services face competition from other providers of digital distribution services to consumers including Apple Computer Inc.’s iTunes, Napster, RealNetworks Inc.’s Rhapsody, Microsoft’s MSN Music, AOL Music, MusicNet, Inc., Yahoo! Music and Sony Connect Inc. We expect new music store services to enter the market in the near term, which would likely increase competition for transactional volume in our music store services. Our mobile music store service offerings, including through our collaboration with Nokia Corporation, faces competition from other handset manufacturers and mobile operators. Competitors for our anti-piracy services business include Macrovision, MediaDefender (acquired by ARTIST Direct, Inc.) and Media Sentry (acquired by SafeNet Inc.). We face potential competition from other companies that may seek in the future to provide business-to-business digital media services to our customers. Many of our competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors’ services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain or maintain market share and customer loyalty and to generate sufficient revenue to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and results of operations.
We depend on a limited number of customers for a significant percentage of our revenue. These customers may be able to terminate their service contracts with us on short notice, with or without cause. Accordingly, the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenue, operating results and cash flows.
     A limited number of customers have accounted for a significant percentage of our revenue and may continue to do so for the foreseeable future. Substantially all our encoding services revenue during 2005 was derived from our relationship with EMI Music, and a significant portion of our samples services revenue and our content protection services revenue was each derived from a limited number of customers. Our transactional revenue in Europe is also derived by relationships with several key customers, including Microsoft Corporation’s MSN music services. We believe that a small number of customers may continue to account for a significant percentage of certain of our revenue streams for the foreseeable future. Some of these customers, including one of our largest customers in Europe, can terminate their service contracts with us on short notice, with or without cause, and in some cases, without penalty. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to complete or deliver a project on a timely basis during a given quarter is likely to significantly reduce revenue. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our financial condition, revenue and operating results could suffer.
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
     The online music services of our customers face significant competition from “free” peer-to-peer services, such as Sharman Network Inc.’s KaZaA, StreamCast Networks, Inc.’s Morpheus, and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. While the U.S. Supreme Court’s July 2005 ruling in the peer-to-peer piracy case MGM Studios, Inc. v. Grokster, Ltd., may mean that peer-to-peer networks that do not filter for unlicensed content available over their networks could be liable for damages for copyright infringement, enforcement efforts against peer-to-peer networks have not effectively shut down all of these services to date, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.
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
For the three and nine months ended September 30, 2005, we had a negative gross margin across our entire business, primarily as a result of negative gross margin results at our Overpeer subsidiary.
     During the first nine months of 2005, our Overpeer subsidiary experienced higher than expected cost of revenue related to content protection services, due primarily to increased costs of bandwidth and other related costs as Overpeer was faced with increased attempts to thwart its content protection services by peer-to-peer networks and others. Overpeer experienced failures in meeting all of its service level guarantees and experienced negative gross margins of approximately ($900,000) and ($1.6 million) for the three and nine months ended September 30, 2005. As a direct result of the negative gross margins experienced by our Overpeer subsidiary, we experienced an overall negative gross margin across our entire business for the three and nine months ended September 30, 2005. We continue to assess our alternatives to maximize the value of the assets of our Overpeer subsidiary, including the possible discontinuance or divestiture of its operations or assets. We may not be successful at generating sufficient revenue and/or reducing our cost of revenue and achieving positive gross profit margins in the future.
Our music store business generally may have lower gross margins than other service offerings.
     On a blended basis, costs of our music store services as a percentage of the revenue generated by those services are generally higher than those of our digital media content services, such as encoding services. A trend towards more music store services as a percentage of our total revenue is likely to reduce our overall gross margins.
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
     Sales of recorded music tend to be seasonal in nature, with a disproportionate percentage of annual music purchases occurring in the fourth quarter. We expect transactional related revenue from our digital media stores services to be impacted by such seasonality long-term; however, increasing consumer adoption of digital media services should largely mitigate the impact of such seasonality in the near term. This sales seasonality may affect our operating results from quarter to quarter. Prior to our acquisition of OD2 in June 2004 and the expansion of our music store services, we did not experience significant seasonality in our business. With its European presence, OD2 tends to experience lower growth in the seasonally slow third calendar quarter each year. We cannot assure you that revenue from our music store services will continue at the level experienced prior quarters or that they will be higher than such revenue for our other quarters. Seasonality in our business makes it more difficult to prepare period to period comparisons for our business.
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
Our success is dependent on the performance of our CEO and the cooperation, performance and retention of our executive officers and key employees.
     Michael Brochu joined as our chief executive officer on January 31, 2005. Our business and operations are substantially dependent on the performance and integration of our CEO, as well as the performance of our other executives. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.
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
     Several public companies such as Napster, Inc. and Realnetworks, Inc. that offer digital music distribution services in the U.S. over the Internet, especially through subscription services, have disclosed that lawsuits have been filed against them by several companies alleging that their music distribution services may infringe patents owned by those companies. Loudeye may be subject to similar claims, demands or litigation in the future, if Loudeye offers subscription services on behalf of its customers.
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
     We are developing a digital distribution platform for which we expect to launch a U.S. retailer in the first half of 2006. We are currently developing enhancements and customizations to this U.S. music store platform and we currently anticipate this platform will be used by substantially all of our customers globally by the second half of 2006. OD2 had developed its own digital music store platform and since we acquired OD2 in June 2004, all but three of our current active digital media store customers continues to be serviced from the OD2 platform. We are preparing to migrate existing customers from the OD2 platform to all or some portions of our U.S. developed music store platform during 2006. In the meantime, we continue to maintain, support and enhance both our music store platforms, which results in additional development, operational and support expense as compared to standardization on a single world-wide platform. There can be no assurance our customers will be satisfied with the operational specifications of the new platform or that we will have successfully anticipated and addressed all technological issues associated with migrating customers from the OD2 platform to the U.S. platform. We may incur significant costs and expenses in completing the platform migration which would negatively impact our results of operations.
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
We identified material weaknesses in our internal control over financial reporting as of December 31, 2004, and we received an adverse opinion on internal control over financial reporting as of December 31, 2004 from our independent registered public accounting firm in connection with their annual internal control attestation process.
     We identified material weaknesses in our internal control over financial reporting as of December 31, 2004, including the following:
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
Our independent registered public accounting firm, Moss Adams LLP, issued an adverse opinion on our internal control over financial reporting as of December 31, 2004. We may not be able to remediate all of the material weaknesses listed above, or any additional internal controls deficiencies we identify, by December 31, 2005, the measurement date for our next assessment of our internal control environment.
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
The lease for our corporate headquarters in Seattle, Washington can be terminated by the landlord on 150 days notice. If the landlord terminates our lease, we most likely would be required to locate new facilities and make significant expenditures in relocating our operations.
     The lease for our corporate headquarters in Seattle, Washington can be terminated by the landlord on 150 days notice. If we are required to move to a new location, we could incur significant expenditures in relocating our operations as well as a disruption of our business. In addition, we may need to commit to a long term lease for a new location for our headquarters, which would impact the flexibility we would otherwise have to restructure our business in the future to reduce expenses if necessary.
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
     As of September 30, 2005, we had on file with the SEC an effective registration statement for a total of approximately 27.0 million shares, including approximately 5.9 million shares issuable upon exercise of outstanding warrants, for resale by selling stockholders representing approximately 24% of our common stock then outstanding.
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
     On July 7, 2005, we received a notice from The Nasdaq Stock Market that Loudeye’s common stock is subject to delisting from the Nasdaq SmallCap Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4). In the notice, Nasdaq informed us that we will be provided a grace period of 180 calendar days, or until January 3, 2006, to regain compliance. If we are not able to demonstrate compliance by January 3, 2006, we may qualify for an additional 180 day grace period if we are then in compliance with the other initial listing criteria of the Nasdaq SmallCap Market.
     Delisting from the Nasdaq SmallCap Market, would have an adverse effect on our business and on the trading of our common stock. In order to maintain compliance with Nasdaq SmallCap listing standards, we may consider several strategies. For example, at our 2005 annual meeting, Loudeye’s stockholders approved an amendment to Loudeye’s Certificate of Incorporation to effect a reverse stock split of Loudeye’s authorized and issued and outstanding Common Stock at ratios of one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine or one-for-ten. The board of directors may elect to affect a reverse stock split at any one of these ratios at any time before the 2006 annual meeting of Loudeye’s stockholders. We cannot predict what effect a reverse stock split would have on the market price of our common stock or our ability to maintain compliance with the listing standards of the Nasdaq SmallCap market. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.
The large number of holders and lack of concentration of ownership of our common stock may make it difficult for us to reach a quorum or obtain an affirmative vote of our stockholders at future stockholder meetings.
     Our stock is held in a large number of individual accounts with no one registered holder or group of registered holders individually accounting for more than 5% of our outstanding common stock. As a result, it may be difficult for us to reach a quorum or obtain an affirmative vote of a majority of our stockholders where either of those thresholds are measured based on the total number of shares of our common stock outstanding. Difficulty in obtaining a stockholder vote could impact our ability to complete any financing or strategic transaction requiring stockholder approval or effect basic corporate governance changes, such as an increase in the authorized number of shares of our common stock.
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
     During the quarter ended September 30, 2005, the impact of changes in interest rates on the fair market value of our cash and cash equivalents and marketable securities caused an insignificant change in our net loss. Based on our invested cash and cash equivalents, marketable securities and restricted cash balances of approximately $16.6 million at September 30, 2005, a one percent change in interest rates would cause a change in interest income of approximately $170,000 per year. Due to the investment grade level of our investments, we anticipate no material market risk exposure. In addition, our term loan is based on the prime rate. Based on the approximately $1.3 million balance outstanding at September 30, 2005, a one percent increase in the prime rate would increase our interest expense by approximately $13,000 per year. We believe that the impact on the fair market value of our securities and on our operating results for 2005 from a hypothetical 1% increase or decrease in interest rates would not be material.
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
     During the three and nine months ended September 30, 2005, we recorded net foreign exchange transaction gains of approximately $73,000 and $341,000. During the three and nine months ended September 30, 2004, we recorded net foreign exchange transaction gains of approximately zero and $183,000. In addition, the results of operations of OD2 are exposed to foreign exchange rate fluctuations as the financial results of this subsidiary are translated from the local currency to U.S. dollars upon consolidation. Because of the significance of the operations of OD2 to our consolidated operations, as exchange rates vary, net sales and other operating results, when translated, may differ materially from our prior performance and our expectations. In addition, because of the significance of our overseas operations, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our services and further negatively impact the results of our operations in a material and adverse manner. As a result of these market risks, the price of our stock could decline significantly and rapidly.
Item 4. Controls and Procedures.
     Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting and management’s assessment and our independent registered public accounting firm’s conclusion that our internal control over financial reporting was ineffective as of December 31, 2004. On March 31, 2005, Moss Adams LLP issued its report on management’s assessment of Loudeye’s internal control over financial reporting which appears in Loudeye’s 2004 Annual Report on Form 10-K.
     Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting for Loudeye. Management and our audit committee have assigned a high priority to the short- and long-term improvement of our disclosure controls and procedures and internal control over financial reporting.
     For the year ended December 31, 2004, management’s assessment of our internal control over financial reporting was limited to our operations excluding Overpeer and OD2 since we were permitted to exclude subsidiaries which we acquired during fiscal year 2004 from our internal control assessment at December 31, 2004, pursuant to the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Commission contained in the release captioned Frequently Asked Questions (revised October 6, 2004) regarding Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports. Overpeer and OD2 represented 12% of Loudeye’s total consolidated assets as of December 31, 2004, and 49% of total consolidated revenue for the year ended December 31, 2004. Overpeer was first included in management’s evaluation of our disclosure controls and procedures as of March 31, 2005 and OD2 was first included as of June 30, 2005.
     We first reported material weaknesses in our internal control over financial reporting in August 2004. We have listed below the nature of the material weaknesses we have identified, the steps we are taking to remediate these material weaknesses (as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005) and when we expect to have designed controls that, if operating effectively, management believes will be sufficient to remediate the material weaknesses and deficiencies identified below. The deficiencies we have identified to date at Overpeer and OD2 largely mirror those identified at Loudeye as of December 31, 2004, and those deficiencies are also identified below. Unless otherwise indicated, the remediation steps described below do not include remediation at the acquired entities. Our estimated timing for remediation of the material weaknesses and deficiencies we have identified applies to Loudeye and the acquired companies (Overpeer and OD2).
     Although we continue to take steps to remediate the material weaknesses identified at December 31, 2004, and to implement, test and remediate controls at Overpeer and OD2, we will not be able to demonstrate that these material weaknesses have been fully remediated or that controls at Overpeer and OD2 are operating effectively, until we and our independent registered public accounting firm conduct fiscal year-end processes and assessments of Loudeye’s internal control over financial reporting in connection with the December 31, 2005 annual measurement date. Our remediation efforts involve establishing new policies and procedures which take time to implement and ongoing efforts to monitor in order to ensure the remediated controls are operating as designed. We may have difficulty achieving our anticipated timing for the remediation efforts we identify below as a result of multiple factors, including potential restructuring of our business and any new deficiencies in control processes we identify and potential employee turnover within our accounting and finance and information technology departments. If we are unsuccessful in completing our remediation efforts or we identify additional control deficiencies, we may determine that there were material weaknesses or significant deficiencies in our internal control over financial reporting as of December 31, 2005.
     We acquired Overpeer and OD2 in 2004. We have engaged outside consultants to advise us on internal control over financial reporting and assist us in undertaking a multi-phase assessment and remediation process for the acquired entities. During the nine month period ended September 30, 2005, we completed a general assessment of our overall internal control review process, focusing on critical areas. This process included identifying existing controls and procedures and documenting these controls and procedures. We also reviewed our risk assessment of internal control over financial reporting relating to our financially significant general computer controls, completed documenting all of our controls and procedures at the process, transaction and application levels and completed the documentation of our controls and procedures at Overpeer and OD2 as of September 30, 2005. During the nine months ended September 30, 2005, we implemented new controls and procedures at the acquired entities designed to remediate deficiencies in controls already identified, and during the second and third quarters of 2005 we developed a plan for testing our internal control over financial reporting at the acquired entities and began testing.
     Deficiencies pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions. We first identified this material weakness in August 2004. During 2004 we experienced complete turnover of the personnel in our finance and accounting department and the lack of appropriately skilled personnel could have resulted in a material misstatements to our financial statements not being detected in a timely manner.
•	Remediation as of December 31, 2004. During fourth quarter 2004, we filled four of five (two with temporary personnel)

then existing positions within our accounting and finance department and created and filled three new positions in our accounting and finance departments. As a result, our accounting and finance staff consists of significantly more personnel with more accounting experience than was the case during the second and third quarters of 2004. However, as all planned personnel were not hired as of December 31, 2004, our remediation efforts were not complete as of the December 31, 2004 measurement date. Although our Overpeer and OD2 subsidiaries were outside the scope of our assessment of our internal control over financial reporting as of December 31, 2004, we identified a need to hire additional qualified personnel for our finance and accounting function at OD2.

•	Remediation as of March 31, 2005. During first quarter 2005, we hired two permanent employees to replace the temporary personnel and filled the fifth existing position. In addition, during the first quarter 2005, we created and filled a new position in our accounting and finance department at OD2 with temporary personnel.

•	Remediation as of June 30, 2005. During second quarter 2005, we created and filled two new positions in our accounting and finance department at OD2 with permanent personnel.

•	Remediation as of September 30, 2005. During third quarter 2005, we created two new positions in our accounting and finance department at OD2 and began our recruiting efforts to fill these positions.

•	Timing. In October 2005, we filled the two new positions created in our accounting and finance department at OD2 with permanent personnel. With the completion of our hiring efforts during October 2005, we believe that we have remediated this material weakness at Loudeye and the acquired entities.
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
     As a result, Loudeye did not have sufficient internal control over financial reporting during 2004 to ensure underlying transactions were being appropriately and timely accounted for, which could have led to material misstatements in the financial statements not being detected in a timely manner. During the second quarter 2005, we identified similar deficiencies related to insufficient review and approval and documentation of the review and approval of the work being performed by employees within our accounting and finance department at OD2.
•	Remediation as of December 31, 2004. In fourth quarter 2004, we began to implement new controls and procedures designed to ensure proper oversight of work performed by employees in our accounting and finance functions. As of December 31, 2004, these efforts were not complete or sufficiently integrated into our existing control environment.

•	Remediation as of March 31, 2005. In first quarter 2005, our remediation efforts continued, aided by the additional staff we hired within our accounting and finance department. For example, we established new reconciliation, review and documentation procedures for finance and accounting employees to ensure that:
•	Journal entries, including the appropriate supporting documentation, are reviewed, approved and documented prior to being posted to the general ledger.

•	Sub ledgers, balance sheet and income statement accounts are periodically reconciled, including the clearing of any reconciling items, and reviewed and approved in a timely manner.

•	Payroll and employee benefit calculations, payments and related journal entries are reviewed approved and documented prior to posting in the general ledger.

•	Royalty related tracking, reporting and accounting is reviewed, approved and documented in a timely manner.

•	System generated reports, invoicing support, and credit requests are reviewed, approved and documented prior to posting to the general ledger.

•	Invoices received for goods and services are properly approved and invoice coding is reviewed, approved and documented prior to posting to the general ledger.

•	Open purchase orders are periodically reviewed, investigated as necessary and documented. Support and the basis for accruals of amounts in the general ledger is reviewed, approved and documented prior to posting to the general ledger.

•	Documents supporting the monthly, quarterly and annual consolidation and general ledger closing process are reviewed, approved and documented as part of the periodic closing process. Income statement and balance sheet accounts are reviewed approved and documented monthly using actual to budget and/or actual to prior period actual comparisons.

•	Supporting working papers and documentation for financial data included in all financial reports are reviewed, approved and documented.
•	Remediation as of June 30, 2005. In the second quarter 2005, we continued to integrate new reconciliation, review and documentation procedures into our operations excluding OD2. As it relates to OD2, during the second quarter 2005, we began to implement new controls and procedures designed to ensure proper oversight of work performed by employees in our accounting and finance functions. As of June 30, 2005, these remediation efforts were not complete.

•	Remediation as of September 30, 2005. In the third quarter 2005, we continued to implement new controls and procedures designed to ensure proper oversight of work performed by employees in our accounting and finance functions and to integrate these new reconciliation, review and documentation procedures at OD2.

•	Timing. As of September 30, 2005, we believe we have remediated this weakness at Loudeye and the acquired entities.
     Deficiencies pertaining to the lack of controls or ineffectively designed controls. During 2004, we noted that there were an insufficient number of effectively designed controls or there were ineffectively designed controls to ensure that:
•	All revenue transactions occurred, were accurately calculated in accordance with the terms of the applicable contract, were processed properly and were accurately reflected in the proper period in the general ledger.

•	All royalty transactions occurred, were accurately calculated in accordance with the terms of the applicable contract, were processed properly and were accurately reflected in the proper period in the general ledger.

•	All revenue transactions were properly authorized before entry into the general ledger.
As a result, adjustments to our revenue and royalty accounts and financial statements could have occurred during 2004. During the second quarter 2005, we also determined that there were an insufficient number of effectively designed controls or there were ineffectively designed controls over the calculation, processing, and authorization of revenue and royalty transactions at OD2.

•	Remediation as of December 31, 2004. We did not complete any significant remediation efforts with respect to this material weakness during the year ended December 31, 2004.

•	Remediation as of March 31, 2005. Beginning in March 2005, we focused our remediation efforts with respect to these deficiencies on designing automated systems for tracking, reporting and recording revenue generating transactions and associated royalty obligations.

•	Remediation as of June 30, 2005. In second quarter 2005, we took several steps to improve controls around our revenue and royalty accounting processes and procedures including:
•	Enhancing the levels of review and accelerated the timing of the preparation of the monthly and quarterly royalty calculation.

•	Formalizing processes, procedures and documentation standards relating to royalty calculations, accruals and payments.

•	Enhancing and restructuring the duties surrounding invoice processing to ensure appropriate segregation of duties regarding preparation of invoices, review and authorization of revenue transactions prior to entry in the general ledger.
•	Remediation as of September 30, 2005. In third quarter 2005, we continued to improve controls around our revenue and royalty accounting processes and procedures by further enhancing the levels of review and accelerating the timing of the preparation of the monthly and quarterly royalty calculation. We also continued to enhance invoice processing to ensure appropriate segregation of duties regarding preparation of invoices and the review and authorization of revenue transactions prior to entry in the general ledger at our operations including OD2.

•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the fourth quarter of 2005 at Loudeye and the acquired entities.
     Deficiencies in our general computer controls relating to financially significant applications and business processes, including application level design and documentation deficiencies. As a result of these deficiencies noted during 2004, we were unable to rely upon general computer controls to perform as expected over time and we were unable to demonstrate through testing that our internal controls that depend upon general computer controls were operating effectively at December 31, 2004.
During 2004, we identified design deficiencies in our general computer controls including:
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
As a result, errors in our financial statements that had not been prevented or detected by our information technology and general computer controls could have occurred. During second quarter 2005, We also identified similar design deficiencies related to insufficient approval and testing processes for internally developed software integrated into financially significant business processes and insufficient password management and physical access controls, as well as deficiencies related to documentation of our general computer controls at OD2.
•	Remediation as of December 31, 2004. As of December 31, 2004, our remediation efforts were not complete. In the fourth quarter 2004, we began to document controls and procedures designed to ensure proper oversight of work performed by employees in our information technology operations and program and development functions. We began work to ensure that:
•	A software development lifecycle (SDLC) methodology is documented and controls relevant to testing and approvals are implemented as designed.

•	A “change management” process is documented and controls relating to approvals are implemented as designed.

•	Controls are implemented for managing security and physical access to systems, data, and applications that support financial reporting.

•	Access policy and controls include a periodic review by management of access privileges.

•	Transaction flows for applications that capture and report financial data are properly documented.
•	Remediation as of March 31, 2005. During first quarter 2005, we continued to document controls and procedures designed to ensure proper oversight of work performed by employees in our information technology operations and program and development functions.

•	Remediation as of June 30, 2005. During second quarter 2005, we took several steps to improve general computer controls including:
•	Implementing additional controls for managing security and physical access to systems, data, and applications that support financial reporting.

•	Continuing to document controls and procedures designed to ensure proper oversight of work performed by employees in our information technology operations and program and development functions.

•	Continuing work to ensure that transaction flows for applications that capture and report financial data are properly documented.

•	As it relates to OD2, during second quarter 2005, we began to document controls and procedures designed to ensure proper oversight of work performed by employees in our information technology operations and program and development functions.
•	Remediation as of September 30, 2005. During third quarter 2005, we took additional steps to improve general computer controls, including:
•	Further documentation of oversight controls and procedures and transactional information flows for financially significant applications.

•	Implementing additional controls for managing security and physical access to systems, data, and applications that support financial reporting.

•	Continued documentation of controls and procedures at OD2 designed to ensure proper oversight of work performed by employees in our information technology operations and program and development functions.
•	Timing. We are continuing to remediate these deficiencies and anticipate completing our remediation efforts during the fourth quarter of 2005 at Loudeye and the acquired entities.
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
As a result, during 2004, Loudeye did not have sufficient internal control over financial reporting to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger.
•	Remediation as of December 31, 2004. During fourth quarter 2004, we filled four of five (two with temporary personnel) then existing positions within our accounting and finance department and created and filled three new positions in our accounting and finance departments. However, because we had not filled all of the vacancies in our accounting and finance department as of December 31, 2004, our remediation efforts with respect to this material weakness were not complete as of the December 31, 2004 measurement date.

•	Remediation as of March 31, 2005. During first quarter 2005, we hired two permanent employees to replace the temporary personnel and filled the fifth position. As a result, our accounting and finance staff consists of significantly more personnel with more accounting experience than was the case during the second and third quarters of 2004. We have also implemented processes by which the classification of expenses, significant revenue related and non-routine transactions are reviewed for application of GAAP by accounting and finance personnel with appropriate subject matter expertise, by members of senior management, and, where appropriate by our audit committee or our board of directors.

•	Remediation as of June 30, 2005. During second quarter 2005, we undertook the following additional steps to improve our resources in our accounting and finance department:
•	Carried out additional training of accounting personnel, including training as it relates to the adoption and implementation of new accounting pronouncements.

•	Remediation as of September 30, 2005. During the third quarter 2005, we created two new positions in our accounting and finance department at OD2 and began our recruiting efforts to fill these positions with qualified permanent personnel.

•	Timing. We completed our hiring efforts at Loudeye during the first quarter 2005. In October 2005, we filled the two new positions in our accounting and finance department at OD2. As of the date of this filing, we have completed the remediation efforts described above to improve the effectiveness of our controls designed to ensure that underlying non-routine transactions are appropriately and timely accounted for in the general ledger and we believe we have remediated this weakness at Loudeye and the acquired entities.
     Failure to appropriately assess and monitor the effectiveness of controls executed by third party service providers, and to adequately implement and/or maintain customer level controls related to the provision of services by third party service providers. During 2004, we identified design deficiencies in our customer level controls including:
•	Failure to provide timely written notification to third party service providers of changes in Loudeye authorized personnel that result from Loudeye employee terminations.

•	Insufficient review and approval, and insufficient documentation of review and approval, of input reports prior to their submission to the service provider and of output reports received from service providers.
     As a result, the information and reports from third-party service providers received and utilized by us during 2004 may contain errors.
•	Remediation as of December 31, 2004. In fourth quarter 2004, we began to implement new controls and procedures designed to ensure proper oversight of work performed by employees in our accounting and finance functions. As of December 31, 2004, these efforts were not complete.

•	Remediation as of March 31, 2005. In first quarter 2005, our remediation efforts continued, aided by the additional staff we hired within our accounting and finance department. For example, we established new reconciliation, review and documentation requirements for finance and accounting employees to ensure that, among other things, payroll and benefit related reports are reviewed and approved prior to submission to the third party provider and that output reports received from the service provider were reviewed and approved. Additionally, we put controls in place to ensure we provided timely written notification to third party service providers of changes in authorized Loudeye personnel.

•	Remediation as of June 30, 2005. Our remediation efforts as described above continued in the second quarter.

•	Remediation as of September 30, 2005. Our remediation efforts as described above continued in the third quarter as it relates to Loudeye. As it relates to OD2, at September 30, 2005 we were in the process of assessing the effectiveness of controls executed by third party service providers, and determining the adequacy of customer level controls related to the provision of services by third party service providers.

•	Timing. We are continuing to remediate this material weakness and anticipate completing our remediation efforts during the fourth quarter 2005.
     Inadequate entity-level controls. As of December 31, 2004, we did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework. The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constituted a material weakness. We failed to systematically communicate company-wide policies and procedures and to uniformly and consistently communicate the importance of controls. We also had failed to implement processes to ensure periodic monitoring of our internal control activities. As a result, during 2004 management concluded that there were deficiencies in the design and execution of our entity-level controls that constituted a material weakness in our internal control over financial reporting and errors in our financial statements that would not been prevented by our entity level controls could have occurred.
•	Remediation as of December 31, 2004. In fourth quarter 2004, we began to implement new controls and procedures designed to ensure that company-wide policies and procedures are systematically communicated and that documentation evidencing employees’ receipt thereof is retained. As of December 31, 2004, these efforts were not complete.

•	Remediation as of March 31, 2005. In first quarter 2005, we continued to remediate these deficiencies. and we also began developing an ongoing monitoring system to facilitate continuous monitoring of our internal control over financial reporting.

•	Remediation as of June 30, 2005. During second quarter 2005, we continued implementation of an ongoing monitoring system to facilitate continuous monitoring of our internal control over financial reporting. In particular, we began requiring quarterly certifications regarding controls from operational management and others with particular knowledge in regards to the operation of key controls.

•	Remediation as of September 30, 2005. During third quarter 2005, we continued implementation of our ongoing monitoring system to facilitate continuous monitoring of our internal control over financial reporting.

•	Timing. We are continuing to remediate this material weakness and anticipate completing our remediation efforts during the fourth quarter 2005.
     Inability to demonstrate through testing that our internal control over financial reporting was effective as of December 31, 2004. As of December 31, 2004, we were unable to demonstrate through testing the effectiveness of our remediation efforts with respect to the material weaknesses described above. Our processes with respect to quarterly and annual controls, such as our control processes relating to general ledger close procedures and periodic financial reporting, were not fully implemented until the fourth quarter 2004. In 2005, we have developed testing plans and have begun testing our internal control over financial reporting at Loudeye, Overpeer and OD2. However, as previously discussed with respect to the seven material weaknesses we have identified above, remediation is ongoing and certain of the remediated processes, procedures and controls relate to annual controls that cannot be tested until the preparation of our annual consolidation and closing process as of December 31, 2005.
     The steps described above, including the hiring of additional qualified accounting and finance personnel, were designed to ensure that management’s evaluation of our disclosure controls and procedures and internal control over financial reporting is thorough and complete and that a timely and appropriate remediation plan was implemented. Our audit committee is overseeing management’s assessment and its implementation of a remediation plan and is prepared to take additional measures, where necessary, to ensure that management has the required resources in place to address known and not yet identified material weaknesses, significant control deficiencies and other control deficiencies. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as audit committee oversight, and we may make additional changes to our disclosure controls and procedures and internal control over financial reporting and related procedures. Although we have undertaken the foregoing initiatives, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our disclosure controls and procedures and internal control over financial reporting that have not previously been identified.
     Management estimates that we will incur additional costs in connection with our remediation efforts including outside advisor fees and incremental personnel costs. Management estimates that external costs incurred in connection with our compliance with Sarbanes Oxley regulations will aggregate approximately $1 million for the fiscal year ended December 31, 2005.
Except as disclosed above regarding remediation efforts we conducted during the quarter ended September 30, 2005, with respect to the material weaknesses and deficiencies that we have identified, there were not any changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 5. Other Information.
     On November 9, 2005, Loudeye and Anthony Bay mutually agreed to terminate Mr. Bay’s employment agreement dated December 5, 2003. Mr. Bay will remain Chairman of the Board, now a non-employee position on Loudeye’s board of directors. Loudeye and Mr. Bay have agreed that he will receive severance equal to six months of his prior annual salary. Also, in the event that a Change of Control (as defined in Mr. Bay’s employment agreement) is consummated within six months of November 9, 2005, Mr. Bay will be entitled to a bonus provided for in the terminated employment agreement which is equal to 1.5% of the difference in value between the consideration in the Change of Control and Loudeye’s market value as of April 1, 2003 of approximately $12.3 million. Mr. Bay will be entitled to receive Loudeye’s standard non-employee director compensation starting April 8, 2006.

   PART II. OTHER INFORMATION.
Item 1. Legal Proceedings.
     See Note 7 to the unaudited condensed consolidated financial statements for information concerning legal proceedings.
Item 6. Exhibits.
Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

10.1	Letter agreement between Loudeye Corp. and Anthony Bay dated November 9, 2005

31.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Ronald M. Stevens, Chief Financial Officer and Chief Operating Officers of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Ronald M. Stevens, Chief Financial Officer and Chief Operating Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, November 9, 2005.

LOUDEYE CORP.
BY:	/s/ MICHAEL A. BROCHU
Michael A. Brochu
President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ RONALD M. STEVENS
Ronald M. Stevens
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter agreement between Loudeye Corp. and Anthony Bay dated November 9, 2005

31.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Ronald M. Stevens, Chief Financial Officer and Chief Operating Officers of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Ronald M. Stevens, Chief Financial Officer and Chief Operating Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002