Form 10-K
period 2005-12-31
LOUDEYE CORP
filed 2006-03-15
CIK 1064648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

      Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filed. See definition of “accelerated filed and large accelerated filed” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2-12 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $80.4 million as of June 30, 2005, based upon the closing sale price of $0.73 per share on The Nasdaq Capital Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	132,560,666
(Class)	(Outstanding at March 1, 2006)

LOUDEYE CORP.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2005
      Market data and industry statistics used in Item 1 “Business” of this annual report are based on industry publications and other publicly available information. We do not guarantee, and we have not independently verified, this information.
      Loudeye® and the stylized Loudeye logo are registered trademarks of Loudeye Corp. and Digital MusicStoretm is also our trademark. All other brand names, trademarks or service marks referred to in this report are the property of their respective owners.
      In this annual report on Form 10-K, “Loudeye,” “we,” “us,” and “our” refer to Loudeye Corp.

PART I
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
      Statements in this annual report on Form 10-K, including statements in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimates,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “will”, “management believes,” “Loudeye believes,” “Loudeye intends,” “we believe,” “we intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this annual report, including those factors discussed in “Risk Factors” beginning on page 10 of this annual report.
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
Item 1.     Business.
Loudeye Overview
      We are a worldwide leader in business-to-business digital media services that facilitate the distribution, promotion and sale of digital media content for media and entertainment, mobile communications, consumer products, consumer electronics, retail, and ISP customers. Our services enable our customers to outsource the management and distribution of audio and video digital media content over the Internet and other electronic and wireless networks. Our proprietary consumer-facing e-commerce services, combined with our technical infrastructure and back-end solutions, comprise an end-to-end service offering. These service offerings range from turn-key, fully-outsourced digital media distribution and promotional services, such as private-labeled digital media store services, including mobile music services, to digital media content services, such as encoding, music samples services, hosting, webcasting and Internet radio services. Our outsourced solutions can decrease time-to-market for our customers while reducing the complexity and cost of digital asset management and distribution compared with internally developed alternatives, and they enable our customers to provide branded digital media service offerings to their users while supporting a variety of digital media technologies and consumer business models.
      The use of the Internet and wireless networks as a medium for media distribution has continued to evolve and grow in recent years. Traditional media and entertainment companies, such as major record labels, have in recent years faced significant challenges associated with the digital distribution of music. These companies have now licensed the rights to some of their content for certain forms of digital distribution over the Internet and wireless networks. Consumers enjoy this content by means of many different types of services and offerings, including purchased downloads, paid subscriptions, prepaid credit offerings and streaming radio. Additionally, retailers and advertisers have expanded their use of digital content in the marketing and selling of their products and services. As such, traditional distribution channels for media have expanded as content owners have begun to license and distribute their content over the Internet and wireless networks through new and existing retail channels, and consumers have begun to purchase and consume content using personal computers, mobile devices and other digital devices. In addition, traditional media formats have expanded to include a variety of digital technologies, rich media formats and digital rights management. Despite the increasing popularity of these licensed sources of digital media content over the Internet, piracy over peer-to-peer networks remains a continuing challenge for the digital media distribution industry as a whole.
      During 2005, digital media continued to grow as a broad-based tool for communications, online media promotions and the distribution of content, particularly in the media, entertainment and corporate sectors. This growth has been driven in large part by an increase in broadband adoption, growth in the market for portable digital media devices and significant improvements in streaming technologies capable of delivering high quality content in smaller file sizes. A critical trend in these technology and streaming format enhancements is a marked increase in ease of use and effectiveness of streaming media, including, in some cases, instant access to streaming content without buffering. At the same time, content owners such as major media companies, film studios and record labels are providing more content in a digital format to capitalize on these opportunities.
      We continue to develop our services to address the changing dynamics of digital media distribution, promotion, consumption and content management. Our digital media services enable digital distribution of media over the Internet, mobile and wireless networks and other emerging technologies. We also offer related services that provide the primary components needed to address the management and delivery of digital media on behalf of our customers and content owners. Our service offerings are grouped into the two primary categories: digital media store services, concentrated in Europe and around emerging mobile distribution technologies and service offerings, and digital media content services.
      In February 2006 we announced a realignment of our product development, engineering, information technology and operational resources relating to digital media store services behind our largest markets and customers. Our digital media store service operations are now centralized at our European headquarters in Bristol, United Kingdom.
      Digital media store services. Digital media store services include our end-to-end digital music store services provided on a “white-labeled” basis to retailers and brands throughout the world. As a business-to-business provider, our services enable brands of varying types, including retailers and e-tailers, mobile operators, portals, and ISPs, to outsource all or part of their digital media retailing activities.
      We provide our customers with a highly scalable consumer-facing digital media commerce and delivery solution that includes:

•	hosting, publishing and managing digital media content, and delivering such content to end consumers on behalf of our customers;

•	support for private label user interfaces that have the look, feel and branding of a customer’s existing commerce platform;

•	delivery across both internet and mobile delivery protocols, and in various forms, such as full-song download or streaming, for both internet and mobile based applications;

•	integration to a customer’s website and mobile applications, inventory, and account management;

•	localized end-consumer experience and content offering in over 20 countries;

•	integrated payment functionality supporting multiple end consumer payment alternatives; and

•	digital rights management and licensing, usage reporting, digital content royalty settlement, customer support and publishing related services.

      We expect to extend our digital media store services offerings from our established base in music stores to other digital media, such as music videos, as these digital media markets continue to develop.
      A small number of customers in Europe generate a substantial majority of our revenue from digital media store services. This customer concentration poses a significant risk to our business and results of operation if any one or more of these customers were to terminate or not renew their services.
      We believe future growth in our digital media store services depends significantly upon the growth of the mobile market for digital content services, including music. We continue to invest in our mobile music platform. The platform allows over-the-air search, purchase and download of music files. The service permits dual-delivery of downloaded music directly to the end consumer’s mobile phone and personal computer. There are a number of industry challenges that could impact the adoption rate of mobile platforms as a leading method of digital music purchase, including the rate of adoption of compatible mobile handsets, availability of high speed mobile data networks, adoption by mobile consumers of mobile data plans, any pricing differential (both wholesale and retail) between content purchased over-the-air to a mobile device and purchased by other means, development of content and digital rights management standards and technologies acceptable to content licensors, and the impact on the economics of the mobile music business of certain issued patents. Significant growth in demand for our music store services is likely to also depend on significant growth in adoption of Windows-compatible portable music devices.
      As a business-to-business service provider, our growth and success depends in large part on growth in the proliferation and expanded music market share of digital media businesses generally and the willingness of those businesses to launch new digital services and to support their digital store initiatives with adequate marketing resources. While we do expect growth in our music store services revenue, our customers and potential customers face a number of challenges in the current digital music market, including:

•	the dominance of Apple Computer’s iTunes service in certain markets driven in part by sales of the popular iPod line of portable digital media players,

•	a trend towards increasing wholesale cost of music content and the apparent willingness of certain music services to set a retail price to consumers that may be under the wholesale cost of music content, and

•	a trend towards a requirement for substantial cash advances to content owners, in particular the four major music labels, in order to obtain some content distribution rights, such as use for music subscription services.
      We currently derive revenue from our music store services through a blend of higher margin business-to-business platform service fees and lower margin transaction related promotion, distribution or revenue sharing business to consumer fees. Platform service fees represent charges in connection with enabling the service and maintaining its overall functionality during the term of a customer contract (typically three years), including customer support, merchandising, publishing and other content management related services that we provide during the contract term. Growth in platform service fee revenue is directly related to our ability to renew existing service agreements as well as launch new digital media store services, and accordingly, competition for new services and saturation of digital media services in some markets may directly impact this revenue stream.
      We also generally receive a fixed fee per transaction or percentage of the revenue generated from the sale of content to end consumers. The margin associated with transactional revenue is dependent in large part upon factors outside our control such as the wholesale rate charged for content by rights holders such as the major record labels and transactional processing fees such as credit card interchange fees. There is a trend towards record labels increasing wholesale content charges, in an apparent attempt to cause an increase in the retail price of popular digital music content. We cannot be certain that consumers will be willing to pay more than the current, prevailing market prices for digital music content. As a result, operating margins on transactional revenue for us and our customers may decrease and price sensitivities may impact the growth in digital music services.

      The majority of our transactional revenue is generated through the sale of prepaid credit packages which entitle a consumer to access a specified number of digital music downloads or streams for a fixed price during a fixed time period. Prepaid credit packages are also bundled with other end consumer offerings sponsored by our customers. Revenue from prepaid credit packages and bundle promotions is deferred until the credits or promotional offers are utilized or expire. Our margin on the sale of prepaid credit packages is dependent, in part, upon consumers redeeming less than the full number of downloads or streams covered by the prepaid credit packages, which we refer to as “breakage.” Historically breakage rates fluctuate causing variability in our transactional margins. Our transactional revenue in Europe is derived from relationships with several key customers, including Microsoft Corporation’s MSN music services. If one or more of these key customers were to cancel our contract or not renew it, our business to consumer transactional revenue could decline.
      As part of our current end-to-end music store services, we have secured licenses, primarily for digital download, with the four major recorded music companies and many independent record labels around the globe. Our rights portfolio currently available for inclusion in our music store services encompasses licenses in over 20 countries. All of our significant licensing agreements require the content owner to pre-approve each of our customers in advance of launching a new service.
      While we typically secure content licenses on behalf of our customers, there is a trend for certain of the major recorded music companies to want to provide licenses directly to new consumer music services, and some consumer music services, especially those of household brand names, are requiring direct licensing arrangements with the labels. If these trends continue our business may be significantly impacted including by extending our sales cycle and requiring us to assist our customers in obtaining licenses from content owners. This could change the way we report revenue because to the extent license rights do not pass through Loudeye and our customers are required or elect to license and pay content owners directly, we would report revenue on a net basis (net of third party content fees) rather than on a gross basis. As a result, our transactional revenue may decrease and gross margins as a percentage of revenue may increase. Gross margin as an absolute dollar amount would not be impacted by a change in revenue reporting from a gross basis to a net basis.
      Digital media content services. Digital media content services include a suite of digital media services provided to both content owners and retailers, including encoding, music samples service, Internet radio, hosting and webcasting services. Our digital media content services are operated primarily from our offices in Seattle, Washington.
      Encoding services. Our patented systems and technology enable the archiving and retrieval of large libraries of digital media assets, or digital content. Digitized content masters of media assets are stored on our high-capacity storage array systems and accessed via our proprietary, automated, web-based access tools to search, deliver and manage such content. These storage and access capabilities enable digital content to be processed and converted into different digital formats pursuant to our customers’ specifications via our proprietary encoding and transcoding systems. To transmit digital content over the Internet or other advanced digital distribution networks, the uncompressed, digitized content must be converted into compressed, network-compatible digital formats. Our encoding services enable the conversion of such content into a particular form, along with the relevant metadata, such that the content can be distributed over various distribution networks. Encoding large catalogs of content in an efficient manner is a complex process that requires scalable technology and supporting infrastructures. Digital encoding formats and technologies continue to evolve and often conflict with one another. As a result, content owners often convert their digital assets into multiple formats and codecs (which are algorithms that reduce the number of bytes consumed by large files and programs) to support their distribution strategies. Additionally, the encoding process for a particular item (or for an entire library) is often repeated as a result of the introduction of new formats or distribution platforms. Our proprietary digital media supply chain services address these challenges by providing an outsourced solution for the archiving, management, processing and distribution of our customers’ digital assets. We combine our encoding services with watermarking, encryption, metadata and other digital rights management services to enable our customers to protect and manage their content digitally. We also provide project analysis, as well as consulting and other related services to support the digital fulfillment of encoded content libraries for content owners and retailers worldwide.
      To date, we have generated substantially all of our encoding services revenue from fees for delivering EMI Music content to digital service providers, or DSPs. EMI Music contracts directly with its DSP partners for licenses to the EMI Music catalog. We in turn contract directly with DSPs for providing encoding services for digital music content from EMI Music and other independent record labels. In February 2006, we were notified by EMI Music that it intends to transition all encoding services for EMI Music content to another service provider. According to information provided to us by EMI Music, the expected transition plan will result in DSPs that are receiving encoded EMI Music content from Loudeye being migrated to the new service provider during the second quarter of 2006. We have entered into negotiations with EMI Music regarding various elements of EMI Music’s transition plan. We expect to continue generating revenue from encoding EMI Music catalog for DSPs during the first and second quarters of 2006 until EMI Music completes its transition plan to another service provider. During 2006, we also intend to continue our efforts to expand our encoding services to additional customers and into additional markets, such as video encoding, but there can be no assurance that such efforts will be successful. If these efforts are not successful, our revenue from encoding services will be materially adversely affected, and we may need to consider discontinuing such services. In addition, if we are unable to expand our encoding services to additional customers and markets fast enough to replace the revenue we would have expected to generate during 2006 from our relationship with EMI Music, we would expect to restructure operations related to encoding services during the first half of 2006. EMI Music’s transition plan may also have an impact on our samples, internet radio, hosting and webcasting services as these service offerings all utilize shared resources.
      Music sample services. We provide a hosted end-to-end streaming samples service that delivers high quality music samples to customers in the online and mobile entertainment sectors. Our music samples service consists of streaming digital content, or more specifically selections of such content, commonly referred to as samples, clips or previews. Digital media samples are used by customers for many purposes, including increasing online content sales, user traffic and customer retention. A majority of our revenue from our music samples services is derived from a single customer relationship that is renewable annually. If that customer does not renew our contract, or if we were unsuccessful in securing license rights from content owners to continue the samples service, revenue from our music samples services would decline.
      Internet radio, hosting and webcasting services. Our Internet radio service offers 100 channels of CD-quality streaming music in the U.S. delivered through a customer’s own privately branded player interface. It is capable of supporting delivery to a range of consumer music devices and appliances. The Loudeye Internet radio service can be deployed online for web-based retailers and portals, as well as offline for consumer electronic devices and appliances, digital home entertainment systems and other digital broadcasting outlets.
      Our hosting services allow digital media content to be hosted and streamed from a secure, redundant central media repository. A substantial majority of our revenue from hosting is derived from a single customer relationship that is renewable annually. If that customer does not renew, revenue from our hosting services would decline. Our webcasting services allow users to broadcast audio, video and visually oriented communications over the Internet. We are not actively pursuing upgrades to our Internet radio, hosting or webcasting services and we anticipate revenue from these services will decrease in future periods.
Sales and Marketing
      We sell our services through a combination of direct and indirect sales, with all channels and regional offices managed by five main sites, London, Cologne, Paris, Milan and Seattle. Our digital media services direct sales force markets our services to customers in a diverse range of markets, such as media and entertainment, on-line and physical retailers and ISPs. We also have one sales representative in Holland.

Sales employees are compensated with a salary and commission based upon business with existing and new clients.
      Our sales group also targets resellers who market to their established customer bases. We private label or co-brand our services for these customers depending on their requirements. We also partner with companies to resell our services through their websites, or through co-branded websites, or to include our services with their offerings. We offer our reseller partners our services at a discount to our traditional pricing model and our referral partners may receive a percentage of revenue.
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
      Our operations and production personnel are organized into functional teams which include project management, quality control, logistics operations, data management, audio capture and encoding, video capture and encoding, and systems engineering support. In addition, we have a team that supports our network and hosting services.
Foreign and Domestic Operations and Geographic Data
      Prior to 2004, all of our sales were derived from selling activities conducted within the United States. In June 2004, we acquired OD2, one of the largest digital music service providers in Europe. In 2005, approximately 25% of our revenue was generated in the U.S., while 75% of our 2005 revenue was generated outside the U.S., primarily in Europe. This compares to approximately 61% of our 2004 revenue coming from customers in the U.S., while non-U.S. customers, primarily in Europe, accounted for 39% of our 2004 revenue. Prior to June 2004, all of our sales were derived from selling activities conducted within the United States. Additional information regarding financial data by geographic segment is set forth in Part II, Item 8 of this annual report in the Notes to the Consolidated Financial Statements at Note 17, “Business Segment Information.”
Customers
      The target customers for our digital media services include major consumer electronics companies, traditional and Internet-based retailers, media and entertainment companies, wireless carriers and branded consumer products companies. In 2005, we served over 200 customers, however our dependency on several key customers increased during 2005. Microsoft Corporation’s MSN services accounted for 19% of total revenue in 2005 and 21% in 2004 and KPN Telecom B.V. accounted for 10% of total revenue in 2005 and 2% in 2004. In 2003, The Coca-Cola Company accounted for 11% of our revenue. A significant portion of our 2003 revenue from The Coca-Cola Company related to media restoration services which we ceased providing with our sale of that business in early 2004. We generate substantially all of our encoding services revenue from encoding and fulfillment services fees for delivering EMI Music content to digital service providers, or DSPs.
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

      To date, Apple Computer’s popular iPod line of portable digital media players and Apple’s iTunes music store service have dominated the market for digital audio and video content. The digital music stores we power compete with Apple’s iTunes services for end consumers. While we are implementing tiered-pricing for audio content across certain of our stores in response to increased wholesale rates for content, Apple is currently maintaining a flat retail rate for audio content of €0.99 in Europe and $0.99 in the U.S. In addition, Apple Computer has not designed its popular iPod line of portable digital media players to function with our music services and users who purchase content through the digital music stores we power may not be able to play music they purchase there on their iPods. If we and the digital music services we power are unsuccessful in competing with Apple’s services or making our services compatible with Apple’s devices, our business and results of operations could be harmed.
      For our business-to-business digital media store services, we compete against several companies providing similar levels of outsourced digital music services including Cable and Wireless plc., Widerthan Co., Ltd., Digital World Services AG, Groove Mobile (formerly Chaoticom), Liquid Digital, Melodeo, Inc., MusicNet, Inc., MusicNow LLC, MusiWave, MPO Group, Siemens AG, Soundbuzz Pte Ltd., as well as in-house efforts by our potential customers. Our customers face significant competition from “free” peer-to-peer services, such as MetaMachine Inc.’s eDonkey, Sharman Network Inc.’s KaZaA, StreamCast Networks, Inc.’s Morpheus, Grokster, Ltd. and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. For our encoding services, we compete against companies such as Consolidated Independent ltd and Sony DADC. For our music samples services, we compete with companies including Muze Inc. and AEC One Stop Group, Inc.’s All Music Guide. In addition, well-capitalized, diversified digital media technology companies such as Microsoft Corporation, Apple Computer Inc., Real Networks, Inc. and Napster, LLC compete with our customers and may compete with us in the future with their own services. For certain services, such as encoding and music distribution, the major record labels have acquired or otherwise invested in digital music services and technologies that could compete with our services. Traditional and satellite radio broadcasters have developed online music and radio services which also compete with our services.
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
      We believe that the principal competitive factors in our market include:

• Ability to offer a private branded solution	• Security of services
• Customer service and support	• Interoperability, across devices and formats
• Service functionality	• Breadth of content available
• Scalability of services	• Service performance
• Service quality
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
      For additional discussion of the risks associated with competition in our industry, see Item 1A, Risk Factors “— Competition may decrease our market share, revenues and gross margins,” and “ — Paid digital media content services face competition from “free” peer-to-peer services.”
Operational Segments
      We have adopted Statement of Financial Accounting Standards (FAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information” (FAS 131), which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its services, geographic areas and major customers. Our chief operating decision maker is considered to be our Chief Executive Officer and staff, or Senior Leadership Team (SLT). During 2004, the SLT reviewed discrete financial information regarding profitability of our digital media services and media restoration services, and therefore in 2004 we reported those as operating segments as defined by FAS 131. In January 2004, we transferred substantially all of the assets of our media restoration services subsidiary, VidiPax, Inc., or VidiPax, to a company controlled by VidiPax’s general manager. In May 2004, we completed the sale of this media restoration services business. While we will have ongoing rights to co-market and resell media restoration services for two years after the sale, media restoration services did not represent a significant portion of our revenue in 2005, nor do we expect it to represent a significant portion of our revenue in the future. Management has determined that during the year ended December 31, 2005, we operated in only one segment, digital media services. Media restoration services have been reclassified to a component of digital media services in all prior periods presented.
      In 2005, the majority of our revenue was derived from customers principally in Europe and in the United States of America. Our international sales are attributable to our acquisition of OD2 in June 2004. For more information regarding our operating segments, please see the Notes to Consolidated Financial Statements at Note 17, “Business Segment Information” appearing on page 113 of this annual report.
Research and Development
      We believe that significant research and development efforts are essential for us to maintain our market position, to continue to expand our digital media services, in particular for our digital media store services, and to develop additional service offerings. Accordingly, we anticipate that we will continue to invest in research and development for the foreseeable future, primarily around our mobile digital music store services, and we anticipate that research and development costs as an absolute dollar amount will fluctuate, depending primarily upon the level of future revenue, customer needs, staffing levels, overhead costs and our assessment of market demands. Our research and development expenditures totaled approximately $8.4 million in 2005, $3.7 million in 2004, and $1.7 million in 2003. Primarily as a result of cost reductions undertaken in the first quarter 2006, we anticipate that research and development costs in 2006 will be less than in 2005.
Proprietary Rights and Intellectual Property
      We rely primarily on a combination of copyrights, trademarks, trade secret laws and contractual obligations with employees and third parties to protect our proprietary rights.
      As of December 31, 2005, we had seven issued patents in the U.S., and we have numerous patent applications on file with respect to various aspects of our technology. We are continuously evaluating potential additional patent applications on other current and anticipated features of our technology.
      Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our services and obtain and use information that we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into and we may not be able to enforce our rights in the event of these breaches. Furthermore, we have and expect that we will continue to increase our international operations in the future and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.
      The digital media industry is characterized by the existence of a large number of patents, licenses and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. Obtaining the requisite licenses for digital media content distribution can be difficult, as separate licenses often must be obtained from a variety of rights holders for distinct activities related to the delivery of digital music, such as distribution and performance, which requires separate licensing arrangements. In addition, these copyrights may be held by different parties, such as publishers, artists and record labels. The music industry in the United States is generally regarded as highly litigious. As a result, in the future we may be engaged in litigation with others in the music industry, including those entities with which we have ongoing content license arrangements.
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
Government Regulation
      We are not currently subject to direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses. Export and import controls, including controls on the use of encryption technologies, may apply to our services both in the U.S. and in Europe. In general, our e-commerce services are also regulated by laws and regulations covering privacy and data protection and consumer rights.
      Digital media content and its distribution, sale and licensing is generally subject to copyright law. Copyright law differs by jurisdiction, causing complexity and at times uncertainty. In the European Union, or E.U., the copyright landscape is complex, in particular with respect to publishing licenses and license rates. Currently, each E.U. member country has its own licensing regime; anyone seeking to sell music in the E.U. over the Internet may need to negotiate with different royalty collectors in each country. Furthermore, royalty collectors currently do not offer pan-European licenses. In July 2005, the European Commission proposed a copyright and licensing scheme that would consolidate individual country negotiations and establish a small number of multi-territorial E.U. licensing bodies. While a pan-European licensing model for online music distribution could measurably simplify the digital media content licensing in Europe, current proposals under consideration would leave standards implementation to local governments and agencies.
      In the U.S., the Digital Millennium Copyright Act, or DMCA, includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our future business activities, we and our customers may be required to pay licensing fees for digital sound recordings we deliver or our customers provide on their web site and through retransmissions of radio broadcasts and/or other audio content. The DMCA does not specify the rate and terms of such licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. Moreover, with respect to digital publishing, sound recording and other music licenses not directly covered by the DMCA, various parties interested in distribution of digital music have engaged in proceedings before a tribunal of the United States Copyright Office along with the RIAA to determine what, if any, licensee fees should be paid to various rights holders. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers.
Employees
      As of March 1, 2006, we had a total of 164 full-time employees, of which 57 were in operations, 48 were in research and development, 29 were in sales and marketing, and 30 were in general and administration. Of these, 74 employees were located in our Seattle, Washington offices, and 90 were located across our European operations (of which 81 were located in Bristol, U.K.). None of our employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.
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
Item 1A.     Risk Factors.
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

Risks Related to Our Business
          We have a history of losses, negative cash flows on a quarterly and annual basis, negative working capital as of December 31, 2005, and we may experience greater losses from operations than we currently anticipate. These factors raise doubt about our ability to continue as a going concern.
      As of December 31, 2005, we had an accumulated deficit of $242.6 million. We have incurred net losses from inception, and we expect to continue to incur net losses in future periods. We had a negative working capital balance as of December 31, 2005 of $1.9 million. To achieve future profitability, we will need to generate additional revenue or reduce expenditures. We can give no assurance that we will achieve sufficient revenue or reduced expenditures to be profitable on either a quarterly or annual basis in the future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on either a quarterly or annual basis.
          We may need to raise additional capital to reach profitability.
      Our unrestricted cash reserves as of December 31, 2005 totaled approximately $9.0 million, and in February 2006 we closed a private placement financing in which we raised net proceeds of approximately $7.6 million. These existing cash reserves may not be sufficient to fund operating and other expenses for the next twelve months, or until we reach profitability. As a result, we may need to secure additional financing to execute on our business plan. We may not be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may need to sell assets or reduce expenditures, or both, and we may not be able to pursue all of our business objectives. Any inability to secure additional funding could force us to liquidate our business or otherwise seriously harm our business, results of operations and financial condition.
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
          We have restructured our business to focus on our digital media store services operated out of Europe. Even after giving effect to this restructuring, we may not have sufficient cash to execute on our current business plan and any restructuring may impact our ability to execute on our business plan.
      We have taken steps to restructure certain aspects of our business, including through reducing our work force, discontinuing the operation of Overpeer Inc., and renegotiating existing agreements with customers. However, restructurings take time to implement and themselves involve costs to implement, such as severance and contract and lease termination costs. There can be no assurance that we will be successful in renegotiating any agreements or otherwise in implementing a restructuring. There can also be no assurance that following a restructuring we would have sufficient cash reserves until we achieve profitability. Furthermore, our restructuring could have a material adverse impact on our ability to execute on our business plan.
          We depend on a limited number of customers for a significant percentage of our digital media store services revenue. These customers may be able to terminate their service contracts with us on short notice, with or without cause. Accordingly, the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenue, operating results and cash flows.
      A small number of customers account for a significant percentage of our digital media store services revenue, which represented 77% of our revenue in 2005, and may continue to do so for the foreseeable future. Microsoft Corporation’s MSN music services accounted for approximately 24% of our total digital music store services revenue in 2005. The next four customers accounted for an additional approximately 42% of total digital media store services revenue in 2005. We believe that a small number of customers may continue to account for a significant percentage of certain of our revenue streams for the foreseeable future. Some of these customers can terminate their service contracts with us on short notice, with or without cause, and in some cases, without penalty. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to complete or deliver a project on a timely basis during a given quarter is likely to significantly reduce revenue. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our financial condition, revenue and operating results could suffer.
          EMI Music is transitioning away from our encoding services and we may not be successful in adding additional customers or markets for our encoding services, which would impact our revenue and results of operations and could impact our other digital media content services.
      To date, we have generated substantially all of our encoding services revenue from fees for delivering EMI Music content to digital service providers, or DSPs. In February 2006, we were notified by EMI Music that it intends to transition all encoding services for EMI Music content to another service provider. According to information provided to us by EMI Music, the expected transition plan will result in DSPs that are receiving encoded EMI Music content from Loudeye being migrated to the new service provider during the second quarter of 2006. EMI Music could transition its customers faster than we anticipate, which would result in encoding service revenue below what we currently anticipate. We also may not succeed in our efforts to continue our efforts to expand our encoding services to additional customers and into additional markets, such as video encoding. If these efforts are unsuccessful, our encoding services revenue could be materially adversely affected, our results of operations could suffer, and we may need to consider discontinuing such services. In addition, if we are unable to expand our encoding services to additional customers and markets fast enough to replace the revenue we would have expected to generate during 2006 from our relationship with EMI Music, we would expect to restructure operations related to encoding services during the first half of 2006. Our response to EMI Music’s transition plan may also have an impact on our samples, internet radio, hosting and webcasting services as these service offerings all utilize shared resources.
          If we are unsuccessful in expanding our mobile music store service offerings to additional customers, we may fail to meet expectations of our business plan and our results of operations could be harmed.
      We believe future growth in our digital media store services depends significantly upon the growth of the mobile market for digital content services, including music and video. We continue to invest in our mobile music platform. There are a number of industry challenges that could impact the adoption rate of mobile platforms as a leading method of digital music purchase, including the rate of adoption of compatible mobile handsets, availability of high speed mobile data networks, adoption by mobile consumers of mobile data plans, any pricing differential (both wholesale and retail) between content purchased over-the-air to a mobile device and purchased by other means, development of content and digital rights management standards and technologies acceptable to content licensors, and the impact on the economics of the mobile music business of certain issued patents. Significant growth in demand for our music store services is likely to also depend on significant growth in adoption of Windows compatible portable music devices. If we are unsuccessful in meeting the challenges and complexities of mobile music distribution or are unsuccessful in securing additional customers for our services, our results of operations could be harmed. Furthermore, our relationship with Nokia Corporation is an important element of our mobile music strategy. If we or Nokia were to terminate this relationship, our reputation and results of operations from mobile digital media store services could be harmed.
          Our digital media store services generally have relatively low gross margins.
      On a blended basis, costs of our digital media store services as a percentage of the revenue generated by those services are generally higher than those of our digital media content services, such as encoding services. A trend towards more music store services as a percentage of our total revenue is likely to reduce our overall gross margins.
          Increases in wholesale rates for digital music content may negatively impact gross margins which could harm our business
      The margin associated with transactional revenue is highly dependent upon factors outside our control such as the wholesale rate charged for content by rights holders such as the major record labels and transactional processing fees such as credit card interchange fees. Some of the major record labels in certain territories have begun pricing their premium content at wholesale rates in excess of or very near to the prevailing retail price. Increased wholesale rates charged for popular digital music content may negatively impact our gross margins if retail rates do not increase, which in turn may harm our business. Furthermore, increased wholesale rates that do not translate into increased retail rates in the digital music market could limit the growth of new services.
          Our efforts to institute variable pricing rates for digital content may result in loss of end consumers and a reduction in transactional revenue, which could harm our business, reputation and results of operations.
      We have begun efforts to implement a variable price rate structure in some of our key markets and music stores in Europe designed to improve our margin associated with our transactional revenue. The immediate impact of these pricing changes is that the rates we charge for some digital content will be higher than the rates charged by our competitors, such as Apple Computer’s iTunes music service. If we lose customers as a result of the higher prices we are charging, our business, reputation and results of operations could be harmed.
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
      Content owners may use renewal time periods as leverage for increasing wholesale content rates and making other changes such as demanding royalty advances. There can be no assurance we will be successful in renewing our content license agreements on commercially reasonable terms, if at all. If we are unsuccessful in securing renewals of these label license agreements before expiration of existing agreements, our digital media services with respect to any one or a number of the labels’ content could be interrupted, and our business and results of operations could be harmed.
      In addition, we are seeking expanded license rights from the major record labels and other content owners for rights such as over-the-air deliveries, unlimited streaming and music video streaming. New license rights may be coupled with substantial up-front fees or advances and there can be no assurance we will be successful in negotiating these expanded content license agreements on commercially reasonable terms, if at all. If we are unsuccessful in obtaining additional license rights from the content owners for emerging distribution methods, such as over-the-air deliveries, our business and results of operations could be harmed.
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
          Recorded music companies and our customers may desire to have a direct license relationship. This trend may lengthen our sales cycle and may result in us reporting certain music store services revenue on a net basis rather than on a gross basis.
      While we typically secure content licenses on behalf of our customers, there is a trend for certain of the major recorded music companies to want to provide licenses directly to new consumer music services, and some consumer music services, especially those of household brand names, are requiring direct licensing arrangements with the labels. If these trends continue our business may be significantly impacted including by extending our sales cycle and requiring us to assist our customers in obtaining licenses from content owners. This could change the way we report revenue because to the extent license rights do not pass through Loudeye and our customers are required or elect to license and pay content owners directly, our transactional revenue may decrease and gross margins as a percentage of revenue may increase if we report revenue on a net basis (net of third party content fees) rather than on a gross basis.
          Our music content licenses could result in operational complexity that may divert resources or make our business more expensive to conduct.
      The large number of licenses in Europe and in the U.S. that we need to maintain in order to operate our music-related services creates operational difficulties in connection with tracking the rights that we have acquired and the complex structures under which we have royalty and reporting obligations. In addition, in some circumstances, we are responsible for obtaining licenses from professional rights organizations, both in Europe and in the U.S., such as The MCPS-PRS Alliance Limited in the United Kingdom, The American Society of Composers, Authors and Publishers, Inc. (ASCAP), Broadcast Music, Inc. (BMI), and SESAC, Inc. (SESAC), and for tracking and remitting royalties to these rights organizations. There is uncertainty in certain geographies over what license rights, or corresponding rates, are required, as evidenced by a lawsuit brought by SPEDIDAM, a royalty collection agency in France, against OD2 and others alleging royalties due for digital content reproduction and distribution. The disparate types and shear quantity of licenses we must obtain and track adds to the complexity of the royalty structure in which we operate. The effort to obtain the necessary rights from such third parties is often significant, and could disrupt, delay, or prevent us from executing our business plans. Because of the large number of potential parties from which we must obtain licenses, we may never be able to obtain a sufficient number of licenses to allow us to provide services that will meet our customers’ expectations.

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
      We make estimates of our music publishing and certain other music royalties owed for our domestic and international music services. Differences in judgments or estimates could result in material differences in the amount and timing of our music publishing and royalty expense for any period. Under European and U.S. copyright laws, we may be required to pay licensing fees for digital sound recordings and compositions we make and deliver. Copyright law in the U.S. and in Europe generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to our current or historic sales of our digital music offerings. In addition, the arena of royalty negotiations is litigious, evidenced for example by a lawsuit brought by SPEDIDAM, a royalty collection society in France, against OD2 and others in March 2006. We may be required to pay a rate that is higher than we expect, or where we previously believed no royalty was due. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While we base our estimates on historical experience, established industry practice and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.
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
      To date, Apple Computer’s popular iPod line of portable digital media players and Apple’s iTunes music store service have dominated the market for digital audio and video content. The digital music stores we power compete with Apple’s iTunes services for end consumers. While we are implementing tiered-pricing for audio content across certain of our stores in response to increased wholesale rates for content, Apple is currently maintaining a flat retail rate for audio content of €0.99 in Europe and $0.99 in the U.S. In addition, Apple Computer has not designed its popular iPod line of portable digital media players to function with our music services and users who purchase content through the digital music stores we power may not be able to play music they purchase there on their iPods. If we and the digital music services we power are unsuccessful in competing with Apple’s services or making our services compatible with Apple’s devices, our business and results of operations could be harmed.
      For our business-to-business digital media store services, we compete against several companies providing similar levels of outsourced digital music services including Cable and Wireless plc., Widerthan Co., Ltd., Digital World Services AG, Groove Mobile (formerly Chaoticom), Liquid Digital, Melodeo, Inc., MusicNet, Inc., MusicNow LLC, MusiWave, MPO Group, Siemens AG, Soundbuzz Pte Ltd., as well as in-house efforts by our potential customers. Our customers face significant competition from “free” peer-to-peer services, such as MetaMachine Inc.’s eDonkey, Sharman Network Inc.’s KaZaA, StreamCast Networks, Inc.’s Morpheus, Grokster, Ltd. and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. For our encoding services, we compete against companies such as Consolidated Independent ltd and Sony DADC.

For our music samples services, we compete with companies including Muze Inc. and AEC One Stop Group, Inc.’s All Music Guide. In addition, well-capitalized, diversified digital media technology companies such as Microsoft Corporation, Apple Computer Inc., Real Networks, Inc., and Napster, LLC compete with our customers and may compete with us in the future with their own services. For certain services, such as encoding and music distribution, the major record labels have acquired or otherwise invested in digital music services and technologies that could compete with our services. Traditional and satellite radio broadcasters have developed online music and radio services which also compete with our solutions.
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
      In order to achieve return on our investments in all of our service offerings, we must continue to add new customers while minimizing the rate of loss of existing customers. If our sales, marketing and promotional activities fail to add new customers at a rate significantly higher than our rate of loss, our business will suffer. In addition, if the costs of such sales, marketing and promotional activities increase in order to add new customers, our margins and operating results will suffer.
          Our business will suffer if we do not anticipate and meet specific customer requirements or respond to technological change.
      The market for digital media services is characterized by rapid technological change, frequent new service offerings, new device introductions, new digital rights management standards and changes in customer requirements, some of which are unique or on a customer by customer basis. We may be unable to respond quickly or effectively to these developments or requirements. Our future success will depend to a substantial degree on our ability to offer services that incorporate leading technology, address the increasingly sophisticated, varied or individual needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

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

          Paid digital media content services face competition from “free” peer-to-peer services.
      Our customers’ digital media store services face significant competition from “free” peer-to-peer services, such as Sharman Network Inc.’s KaZaA, StreamCast Networks, Inc.’s Morpheus, and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. While the U.S. Supreme Court’s July 2005 ruling in the peer-to-peer piracy case MGM Studios, Inc. v. Grokster, Ltd., may mean that peer-to-peer networks that do not filter for unlicensed content available over their networks could be liable for damages for copyright infringement, enforcement efforts against peer-to-peer networks have not effectively shut down all of these services to date, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.
      Because digital recorded music formats, such as MP3, do not always contain mechanisms for tracking the source or ownership of digital recordings, users are able to download and distribute unauthorized or “pirated” copies of copyrighted recorded music over the Internet. This piracy is a significant concern to record companies and artists, and is a primary reason many record companies and artists are reluctant to digitally deliver their recorded music over the Internet. As long as pirated recordings are available, many consumers will choose free pirated recordings rather than paying for legitimate recordings. Continued illegal content downloading and sharing may slow growth in the market for paid digital music downloads, which could harm our results of operations.
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
      Sales of recorded music tend to be seasonal in nature, with a disproportionate percentage of annual music purchases occurring in the fourth quarter. We expect transactional related revenue from our digital media stores services to be impacted by such seasonality long-term; however, increasing consumer adoption of digital media services should largely mitigate the impact of such seasonality in the near term. This sales seasonality may affect our operating results from quarter to quarter. Prior to our acquisition of OD2 in June 2004 and the expansion of our music store services, we did not experience significant seasonality in our business. Historically, our European operations tend to experience lower growth in the seasonally slow third calendar quarter each year. We cannot assure you that revenue from our music store services will continue at the level experienced in prior quarters or that they will be higher than such revenue for our other quarters. Seasonality in our business makes it more difficult to make meaningful period to period comparisons for our business.
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

          Efforts by record labels to shore up declining sales of CDs may impact sales of digital content.
      Some record labels are refusing to license individual tracks of music for digital download in an effort to block so-called “unbundling” of album sales. These efforts are apparently designed to shore up declining sales of CDs. These efforts could slow consumer adoption of digital media consumption alternatives, which could harm our results of operations.
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
      We could be subject to intellectual property infringement claims by others. For example, in September 2004, Loudeye and Overpeer were named in a patent infringement lawsuit brought by Altnet, Inc., and others involving two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy services formerly offered by our Overpeer subsidiary infringed the patents in question. The complaint does not state a specific damage amount.
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
      Several public companies such as Napster, Inc. and Realnetworks, Inc. that offer digital music distribution services in the U.S. over the Internet, especially through subscription services, have disclosed that lawsuits have been filed against them by several companies alleging that their music distribution services may infringe patents owned by those companies. Loudeye may be subject to similar claims, demands or litigation in the future, if Loudeye offers subscription services on behalf of its customers in the U.S.
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
          We currently maintain two service platforms for our digital media store services which represents potential additional significant expense.
      We are developing enhancements to our European digital music store platform to support future mobile music store customers. We also launched a mobile music store service for a customer in Germany in the fourth quarter 2005 that is hosted on our Seattle platform. We may migrate customers from this Seattle platform to our European platform. There can be no assurance our customers will be satisfied with the operational specifications of the new platform or that we will have successfully anticipated and addressed all technological and operational issues associated with migrating customers to the European platform. We may incur significant costs and expenses in completing the platform migration which would negatively impact our results of operations.
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
          The success of our digital media store services depends, in part, on interoperability with our customer’s music playback hardware.
      In order for our digital music services to continue to grow we must design our services to interoperate effectively with a variety of hardware products, including personal computers, mobile handsets, portable digital media players, home stereos, and car stereos. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our business and design objectives. To date, Apple Computer has not designed its popular iPod line of portable digital media players to function with our music services and users who purchase content through the digital music stores we power may not be able to play music they purchase there on their iPods. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, through relationships with manufacturers or otherwise, our business will be harmed.
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
      In the coming years, the number of individuals who access digital content through devices other than a personal computer, such as portable digital media players, personal digital assistants, cellular telephones, television set-top devices, game consoles and Internet appliances, may increase dramatically. Manufactur-

ers of these types of products are increasingly investing in media-related applications, but these devices are in an early stage of development and business models are new and unproven. If we are unable to offer our services on these alternative non-PC devices, we may fail to capture a sufficient share of an increasingly important portion of the market for digital media services or our costs may increase significantly.
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
      In connection with our encoding services and certain digital media store services, we provide our customers with guaranteed service performance levels. If we fail to meet these guaranteed performance metrics, we could be liable for monetary credits or refunds of service fees previously paid or owed to us. We have provided certain customers with credits for performance level failures and while we endeavor to avoid the imposition of such credits, we can not be certain we will always meet our service level guarantees. Our contracts generally provide for credits of a portion of the fees otherwise payable to us for the service in the event of a service level failure. Any failure could also result in termination of service contracts and could damage our reputation and ability to attract or retain customers.
          Our network is subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability.
      Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks in Europe and in the U.S. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Our systems and operations are susceptible to, and could be damaged or interrupted by a number of security and stability risks, including: outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, websites and network communications. A sudden and significant increase in traffic on our websites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures.
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
      Significant portions of our business are dependent on providing customers with efficient and reliable services to enable customers to broadcast content to large audiences on a live or on-demand basis. Our operations in Europe and in the U.S. are dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers and if we are unable to obtain such capacity on terms commercially acceptable to us, our business and operating results could suffer.
          We may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating these future acquisitions may have a material adverse effect on our operating results.
      Integrating any potential future acquisitions could cause significant diversions of management time and company resources. Our ability to integrate operations of acquired companies will depend, in part, on our ability to overcome or address:

•	The difficulties of assimilating the operations and personnel of the acquired companies and realizing anticipated operational and cost efficiencies without disruption to the ongoing business;

•	Impairment of relationships with employees, affiliates, advertisers and content providers of our business and acquired businesses;

•	The loss of key management and the difficulties in retaining key management or employees of acquired companies;

•	Operational difficulties, including the need to attract and retain qualified personnel and the need to attract customers;

•	The cost and challenges of integrating IT and financial systems;

•	Diversion of management’s attention from other business concerns and the potential disruption of our ongoing business;

•	The need to incorporate successfully the acquired or shared technology or content and rights into our services, including maintaining customer satisfaction while migrating to a single development platform; and

•	The difficulties of maintaining uniform standards, systems, controls, procedures and policies.
      In addition, completing acquisitions could require use of a significant amount of our available cash. Furthermore, financing for future acquisitions may not be available on favorable terms, if at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, technologies or employees into our existing business and operations. Future acquisitions may not be well-

received by the investment community, which may cause our stock price to fall. We cannot ensure that we will be able to identify or complete any acquisition in the future.
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
      We may in the future engage in hedging activities and may as a result experience gains or losses from these hedging activities. As foreign currency exchange rates vary, the fluctuations in revenue and expenses may materially impact the financial statements upon consolidation. A weaker U.S. dollar would result in an increase to revenue and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenue and expenses upon consolidation.
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
      We must provide digital rights management solutions and other security mechanisms in order to address concerns of content providers and artists, and we cannot be certain that we can develop, license or acquire such solutions or that content licensors or consumers will accept them. Consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. No assurance can be given that such solutions will be available to us upon reasonable terms, if at all. If we are unable to acquire these solutions on reasonable or any terms, or if customers are unwilling to accept these solutions, our business and prospects could be harmed.
          Our industry is experiencing consolidation that may intensify competition.
      The Internet and digital media services industries are undergoing substantial change that has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have failed or are being acquired by larger entities. As a result, we are increasingly competing with larger competitors which have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

•	Competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our services or the loss of certain enhancements or value-added features to our services;

•	Competitors could obtain exclusive access to desirable multimedia content and prevent that content from being available in certain formats or markets, thus impairing our content selection and our ability to attract customers;

•	Suppliers of important or emerging technologies could be acquired by a competitor or other company which could prevent us from being able to utilize such technologies in our offerings, and disadvantage our offerings relative to those of competitors;

•	A competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our services; and

•	Other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content, or which could significantly change the market for our services.
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
          Government regulation could adversely affect our business.
      We are not currently subject to direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses. Export and import controls, including controls on the use of encryption technologies, may apply to our services both in the U.S. and in Europe. In general, our e-commerce services are also regulated by laws and regulations covering copyright, privacy and data protection and consumer rights. Changes in these laws and regulations could result in uncertainty and potentially adversely affect our business.
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
      Our common stock trades on the Nasdaq Capital Market. Our common stock has experienced extreme price and volume fluctuations to date. To illustrate, since January 1, 2003, the highest bid price for our common stock was $3.48, while the lowest bid price was $0.18. In the future, the market price and trading volume of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

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
      We are obligated to file a registration statement covering the resale of 28,875,000 shares of our common stock issued and issuable upon exercise of warrants issued to investors in our February 2006 private placement transaction. We are also required to file an amendment to an existing registration statement covering the resale up to an additional 6,444,685 shares issued and issuable upon exercise of outstanding options and warrants.
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
          Our common stock could be delisted from the Nasdaq Capital Market if our stock price continues to trade below $1.00 per share.
      On July 7, 2005, we received a notice from The Nasdaq Stock Market that Loudeye’s common stock is subject to delisting from the Nasdaq Capital Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4). In the notice, Nasdaq informed us that we will be provided a grace period of 180 calendar days, or until January 3, 2006, to regain compliance.
      On January 4, 2006, we received a further notice from Nasdaq noting that we had not regained compliance with the minimum bid price rule as of January 3, 2006. However, the Nasdaq notice also stated that as of January 3, 2006, Loudeye met all the initial inclusion criteria in Nasdaq Marketplace Rule 4310(c) (except for the bid price). As a result, we have been provided an additional 180 day calendar compliance period, or until July 3, 2006, to regain compliance with Nasdaq minimum bid price requirements. According to the Nasdaq notice, if at anytime before July 3, 2006, the bid price of Loudeye’s common stock closes at $1.00 per share or more for 10 consecutive days, the Nasdaq staff will provide us written notification that Loudeye has regained compliance with the Rule.
      Delisting from the Nasdaq Capital Market could have an adverse effect on our business and on the trading of our common stock. In order to maintain compliance with Nasdaq Capital listing standards, we may consider several strategies. For example, at our 2005 annual meeting, Loudeye’s stockholders approved an amendment to Loudeye’s Certificate of Incorporation to effect a reverse stock split of Loudeye’s authorized and issued and outstanding Common Stock at ratios of one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine or one-for-ten. The board of directors may elect to affect a reverse stock split at any one of these ratios at any time before the 2006 annual meeting of Loudeye’s stockholders. In February 2006, Loudeye and investors in a private placement transaction entered into a subscription agreement which contains a covenant by Loudeye that it will maintain its listing on the Nasdaq Capital Market. We cannot predict what effect a reverse stock split would have on the market price of our common stock or our ability to maintain compliance with the listing standards of the Nasdaq Capital Market. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National

Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.
          We may implement a reverse stock split in order to regain compliance with Nasdaq listing requirements. If our stock price drops following a reverse stock split, we may owe amounts to investors in our February 2006 private placement transaction, which we may elect to satisfy by issuing additional shares of our common stock.
      If we have not regained compliance with Nasdaq minimum bid price requirements by July 3, 2006 (the end of our current grace period), we expect to implement a reverse stock split to the extent necessary to regain compliance with Nasdaq minimum bid price requirements. The transaction documents relating to Loudeye’s February 2006 private placement provide that if Loudeye implements a reverse stock split within six months of the closing of the private placement and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced is less than the lesser of $0.50 or the closing price of Loudeye’s common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such stock split is announced, then Loudeye will be required to pay an amount in cash or stock, at Loudeye’s election, to the investors in the private placement in the amounts described below. The amount of any such payment to an investor will not in any event exceed ten percent (10%) of the aggregate purchase price paid by such investor in the private placement. Subject to such limitation, if Loudeye elects to make such payment (if any) in cash, the amount to be paid to an investor would equal the number of shares of common stock purchased by such investor in the private placement that are then held by that investor multiplied by the lesser of (a) the difference between the closing price of Loudeye’s common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such split and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced, or (b) $0.50 less the average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. If Loudeye elects to make such payment (if any) in shares of Loudeye common stock, the amount of shares to be issued to an investor (the “Additional Shares”) would equal the cash amount to be paid to such investor described above divided by the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. Any such issuance of Additional Shares would be subject to the approval of Loudeye’s stockholders to the extent necessary to comply with the rules of the Nasdaq Capital Market.
      If we elect to make any such payment in cash, our already limited cash resources will be further reduced. If we elect to make any such payment by issuing additional shares of Loudeye common stock to investors in our February 2006 private placement transaction, our existing stockholders will be diluted.
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
Item 1B. Unresolved Staff Comments.
      None.
Item 2.     Properties.
      Following is a summary of our properties and related lease obligations. We do not own any real property. We believe our European and U.S. facilities are sufficient to support our operational, research and development and administrative needs under our current operating plan.
Europe
      72 Prince Street, Bristol, U.K. OD2, our European subsidiary, has headquarters situated in Bristol where it leases approximately 8,000 square feet of office space. The current annual rent is approximately £116,000 (approximately $202,339 based on exchange rates on March 1, 2006) with the lease term expiring June 2009, with an option for OD2 to terminate the lease in June 2007.
      9 Argyle Street, Fourth Floor, London, U.K. OD2 leases approximately 1,100 square feet for a sales, business development, label relations and legal affairs office at an annual rent of approximately £34,500 (approximately $60,178 based on exchange rates on March 1, 2006). The lease expires in October 2010.
      City Reach 6, Greenwich View Place, Millharbour, London, U.K. OD2 leases approximately 65 square meters in a server facility which houses substantially all of the digital media content and data supporting OD2’s operations. Annual rent at the facility is approximately £71,000 (approximately $123,845 based on exchange rates on March 1, 2006). The lease is on a month-to-month basis.
      290 Boulevard Voltaire, 75011 Paris, France. OD2 leases approximately 170 square meters for a sales office at an annual rent of approximately €22,000 (approximately $26,120 based on exchange rates on March 1, 2006). The lease expires in March 2010, with an option to terminate the lease in March 2007.
      Stamstrasse 90, 50823 Cologne, Germany. OD2 leases approximately 120 square meters for a sales office at an annual rent of approximately €11,000 (approximately $13,060 based on exchange rates on

March 1, 2006). The lease is on a month-to-month basis, provided that six month advance notice of termination must be provided by either the landlord or OD2 to terminate the lease.
      Via B. Luini n. 12, Milan, Italy. OD2 leases approximately 75 square meters for a sales office at an annual rent of approximately €29,500 (approximately $35,030 based on exchange rates on March 1, 2006). The lease expires June 30, 2011, with an option for OD2 to terminate the lease on three months advance notice.
United States
      1130 Rainier Avenue S, Seattle, WA. Our corporate headquarters and a majority of our digital media content services are located in Seattle, WA where we lease approximately 41,800 square feet. On October 5, 2005, Loudeye and our wholly-owned subsidiary Loudeye Enterprise Communications, Inc. entered into a First Amendment of Lease with 1130 Rainier LLC as Lessor. This agreement amended the Lease Agreement dated December 23, 2003 in the following manner:

1.	The lease term was extended for a period of two (2) years ending December 31, 2007. We retain an option to terminate the Lease as of December 31, 2006, upon giving Lessor written notice of its exercise of the option on or before June 30, 2006. In addition, the landlord may terminate the lease on 150 days advance notice.
      2.     The annual basic rent payable by us under the lease was revised as follows

Year	Annual Rent	Monthly Rent

2006	$939,443	$78,269
2007	$960,319	$80,027
      3.     We paid a security deposit in January 2006, totaling $320,100. This security deposit will be applied to the final four months of rent that become due prior to the scheduled termination of the extended term of the Lease in December 2007.
      4.     We have one (1) option to extend the lease for the premises then leased for a period of three (3) years by providing Lessor with our written notice of exercise of the option no later than March 31, 2007.
      24 West 40th Street, New York, NY. In December 2004, our subsidiary Overpeer Inc. entered into a lease for approximately 5,140 square feet, with a term through September 2015. Under the lease, we were required to post an approximate $175,000 security deposit in the form of a letter of credit. Following Overpeer’s cessation of operations in December 2005, the landlord drew down the letter of credit in full and terminated the lease. In February 2006, Overpeer, Loudeye and the landlord reached a settlement pursuant to which the Landlord released Overpeer and Loudeye from any future obligations with respect to the lease in exchange for the landlord retaining the approximate $175,000 security deposit and certain Loudeye-owned furniture with a net book value of approximately $80,000.
Item 3.     Legal Proceedings.
      Altnet Matter. On September 10, 2004, Loudeye was served in a patent infringement lawsuit brought by Altnet, Inc., and others against Loudeye, its Overpeer subsidiary, Marc Morgenstern, one of Loudeye’s executive officers, the Recording Industry Association of America and others. The complaint, filed in federal district court in Los Angeles, California, involves two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy services previously offered by Loudeye’s Overpeer subsidiary infringed the patents in question. The complaint does not state a specific damage amount. On November 17, 2004, the court dismissed the complaint against Mr. Morgenstern with prejudice and dismissed the complaint against Loudeye and Overpeer. The plaintiffs filed an amended complaint on November 24, 2004 against Loudeye, Overpeer and other entity defendants. Discovery in this matter commenced in January 2005 and is ongoing. Loudeye intends to file a motion for summary judgment and to otherwise defend itself vigorously against the allegations contained in the amended complaint. The court has set a trial date for June 2006. At present, Loudeye cannot assess the probability of an unfavorable outcome or the magnitude of any such outcome. However, if this case proceeds to trial against Loudeye, we anticipate we will incur significant legal fees and expenses in our defense.
      Savvis Communications Corp. On December 15, 2005, Savvis Communications Corp. filed a complaint in Superior Court in Santa Clara County, California, against Overpeer and Loudeye relating to a May 2002 Master Services Agreement between Savvis and Overpeer for collocation and bandwidth services (the “Overpeer-Savvis Agreement”). The complaint alleges Overpeer breached the Overpeer-Savvis Agreement for non-payment. The complaint also contains alter ego allegations against Loudeye. The complaint seeks damages of $1.6 million consisting of $950,000 of allegedly unpaid invoices for services and approximately $600,000 in alleged early termination fees. The court has granted Savvis a writ of attachment over Overpeer’s assets located in the state of California. In February 2006, Overpeer and Loudeye filed a joint motion to compel arbitration of the dispute under the terms of the agreement between Savvis and Overpeer. The motion is scheduled to be heard on March 30, 2006. Loudeye assesses the probability of a judgment against Overpeer relating to the $950,000 in unpaid invoices as high. Loudeye is not a party to the Overpeer-Savvis Agreement. Loudeye intends to defend itself vigorously concerning the alter ego claims brought by Savvis. However, Loudeye cannot assess at this time the probability of an unfavorable outcome with respect to the claims brought against Loudeye.
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

      Tennessee Pacific Group. In October 2005, Loudeye was served in a breach of contract lawsuit brought by Tennessee Pacific Group, LLC, one of our customers for encoding services. In November 2005, Loudeye and Tennessee Pacific reached a settlement of the dispute pursuant to which Loudeye resumed on-going encoded content deliveries and paid Tennessee Pacific a one-time settlement amount of $25,000. The lawsuit was dismissed with prejudice in December 2005.
      SPEDIDAM. On March 6, 2006, On Demand Distribution SAS (France) (“OD2 France”), one of our wholly-owned subsidiaries, received a complaint filed by SPEDIDAM alleging damages for the reproduction of performances of background artists and performers on its servers and the making available of such performances in the form of downloadable files for sale. SPEDIDAM is an organization representing artists and performers in France. Simultaneously, SPEDIDAM filed suit against other leading digital music store operators in France including Apple Computer’s iTunes services, FNAC Music, eCompil, Sony Connect and Virgin Mega. The complaint alleges that OD2 France did not have prior authorization of SPEDIDAM or the relevant artists and performers for such reproduction and distribution. The complaint seeks damages of approximately €565,000 (approximately $670,000 based on December 31, 2005 exchange rates). OD2 France intends to defend itself vigorously concerning the claims brought by SPEDIDAM in this matter however OD2 France cannot at this time assess the probability or the magnitude of an unfavorable outcome, if any.
      Other. Loudeye is involved from time to time in various other claims and lawsuits incidental to the ordinary course of our operations, including contract and lease disputes and complaints alleging employment discrimination. While the results of these matters cannot be predicted with certainty, Loudeye believes that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon Loudeye’s business or financial condition, cash flows, or results of operations.
Item 4.     Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
      Our common stock trades on The Nasdaq Capital Market under the symbol LOUD. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The Nasdaq Capital Market.

	High	Low

Year Ended December 31, 2005
First Quarter 2005	$2.13	$1.34
Second Quarter 2005	1.50	0.67
Third Quarter 2005	1.14	0.69
Fourth Quarter 2005	0.91	0.37
Year Ended December 31, 2004
First Quarter 2004	$2.57	$1.81
Second Quarter 2004	2.19	1.23
Third Quarter 2004	1.69	0.78
Fourth Quarter 2004	3.02	0.90

      On July 7, 2005, we received a notice from The Nasdaq Stock Market (“Nasdaq”) that our common stock is subject to delisting from the Nasdaq Capital Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In the notice, Nasdaq informed us that we would be provided a grace period of 180 calendar days, or until January 3, 2006, to regain compliance. Nasdaq also informed us in the notice that we may qualify for an additional 180 day grace period if, as of January 3, 2006, Loudeye were in compliance with the other initial inclusion criteria of the Nasdaq Capital Market (other than the minimum bid price requirement).
      On January 4, 2006, we received a further notice from Nasdaq noting that we had not regained compliance with the minimum bid price rule as of January 3, 2006. However, the Nasdaq notice also stated that as of January 3, 2006, Loudeye met all the initial inclusion criteria in Nasdaq Marketplace Rule 4310(c) (except for the bid price). As a result, we have been provided an additional 180 day calendar compliance period, or until July 3, 2006, to regain compliance with Nasdaq minimum bid price requirements. According to the Nasdaq notice, if at anytime before July 3, 2006, the bid price of Loudeye’s common stock closes at $1.00 per share or more for 10 consecutive days, the Nasdaq staff will provide us written notification that Loudeye has regained compliance with the Rule.
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
      In February 2006, Loudeye and investors in a private placement transaction entered into a subscription agreement which contains a covenant by Loudeye that it will maintain its listing on the Nasdaq Capital Market. See “Recent Sales of Unregistered Securities” on page 37 for further information regarding this transaction.
Holders
      As of March 1, 2006, there were 423 holders of record of our common stock. Because many of the outstanding shares of our common stock are held by brokers and other institutions on behalf of the beneficial stockholders, we are unable to estimate the total number of beneficial stockholders represented by the record holders.
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

Description of Equity Compensation Plans
      The table below sets forth certain information as of December 31, 2005 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were approved by Loudeye’s stockholders, and (ii) were not approved by Loudeye’s stockholders.
Equity Compensation Plan Information

Number of
	Securities to be		Weighted-	Number of Securities
	Issued Upon		Average	Remaining Available for
	Exercise of		Exercise Price	Future Issuance Under
	Outstanding		of Outstanding	Equity Compensation Plans
	Options,		Options,	(Excluding Outstanding
	Warrants and		Warrants and	Options, Warrants and
	Rights		Rights	Rights)(1)

Equity compensation plans approved by security holders	12,318,756		$1.12	11,667,589
Equity compensation plans not approved by security holders	221,573	(2)	$0.001	—

Total	12,540,329		$1.10	11,667,589

(1)	Excludes securities reflected in the first column of the table.

(2)	Represents options to purchase common stock issued to former OD2 shareholders in connection with our acquisition of OD2 in June 2004.
Stock Plans

Incentive Award Plans
      Under our 2005 Incentive Award Plan, the board and its compensation committee as its designee may grant to employees, consultants, and directors of Loudeye and its subsidiaries incentive and nonstatutory options to purchase our common stock, restricted stock awards to purchase shares of Loudeye common stock that are subject to repurchase and are nontransferable until such shares have vested, and other forms of equity compensation awards. In addition, Loudeye maintains a 2000 Stock Option Plan, a 1998 Stock Option Plan, an Employee Stock Option Plan and a Director Stock Option Plan.
      At December 31, 2005, options to purchase up to 12,318,756 shares of our common stock were outstanding under our various stock option plans and restricted stock awards for an aggregate of 1,450,000 shares of our common stock were outstanding under our 2005 Incentive Award Plan. In addition, at December 31, 2005, an aggregate of 11,667,589 shares were reserved for issuance under our 2005 Incentive Award Plan.
      Our 2005 Incentive Award Plan provides for an automatic annual increase on the first day of each of fiscal year beginning in 2006 equal to the lesser of 5.0 million shares or 2% of our outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as our board determines. As a result, on January 1, 2006, the number of shares reserved under our 2005 Incentive Award Plan automatically increased by 2,307,361 million shares of our common stock. Option grants under the plans have terms of ten years and generally vest over three to four and one half years.
      An aggregate of 221,573 shares of common stock are issuable upon the exercise of stock options held by former OD2 shareholders. These stock options were initially issued under the On Demand Distribution Limited Employee Share Option Plan and were assumed by Loudeye as part of our acquisition of OD2. All of the options are immediately exercisable at an exercise price of $0.001 per share. The option grants have terms of ten years from the date of original grant.

2000 Employee Stock Purchase Plan
      In December 1999, the board approved the creation of the 2000 Employee Stock Purchase Plan (ESPP). At December 31, 2004, the total number of shares reserved for issuance was 1,375,175, and a total of 427,120 shares have been issued under the ESPP. On January 27, 2005, our board of directors terminated the ESPP. As a result, the 948,055 shares previously reserved for issuance under the ESPP have reverted to our authorized but unissued capital stock.
Recent Sales of Unregistered Securities
      February 2006 private placement transaction. On February 20, 2006, Loudeye entered into a Subscription Agreement with a limited number of institutional investors pursuant to which Loudeye agreed to sell and issue to such investors 16,500,000 shares of its common stock, together with warrants to purchase 12,375,000 shares of common stock at an exercise price of $0.68 per share, for an aggregate purchase price of $8.25 million. The warrants are not exercisable until six months after the February 22, 2006 closing date and are then exercisable until the fifth anniversary of the closing date. We also granted the investors a one year right to purchase 30% of any securities sold by us in future financings, subject to exceptions. The transaction resulted in net proceeds to us of approximately $7.6 million.
      The transaction documents provide that if we implement a reverse stock split within six months of the closing of the private placement and the volume weighted average trading price of our common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced is less than the lesser of $0.50 or the closing price of our common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such stock split is announced, then we will be required to pay an amount in cash or stock, at our election, to the investors in the private placement in the amounts described below. The amount of any such payment to an investor will not in any event exceed ten percent (10%) of the aggregate purchase price paid by such investor in the private placement. Subject to such limitation, if we elect to make such payment (if any) in cash, the amount to be paid to an investor would equal the number of shares of common stock purchased by such investor in the private placement that are then held by that investor multiplied by the lesser of (a) the difference between the closing price of our common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such split and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced, or (b) $0.50 less the average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. If we elect to make such payment (if any) in shares of Loudeye common stock, the amount of shares to be issued to an investor (the “Additional Shares”) would equal the cash amount to be paid to such investor described above divided by the volume weighted average trading price of our common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. Any such issuance of Additional Shares would be subject to the approval of our stockholders to the extent necessary to comply with the rules of the Nasdaq Capital Market.
      The offering was made only to accredited investors, as such term is defined in Regulation D under the Securities Act of 1933, as amended. The shares of common stock and the warrants (and Additional Shares, if any) to be issued to the investors have not been registered under the Securities Act of 1933, as amended, or any state securities laws. We are relying on the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. We have agreed to file a registration statement covering the resale of the shares of common stock and the shares of common stock underlying the warrants (and of Additional Shares, if any).

Item 6.	Selected Financial Data.
      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this annual report. The selected consolidated statements of operations data for the years ended December 31, 2005, 2004, and 2003 and balance sheet data as of December 31, 2005 and 2004 have been derived from our audited financial statements appearing elsewhere in this annual report. The selected consolidated statements of operations data for the years ended December 31, 2002 and 2001 and selected consolidated balance sheet data as of December 31, 2002 and 2001 have been derived from our audited consolidated financial statements that are not included in this annual report. The selected consolidated balance sheet data and selected consolidated statements of operations data for the year ended December 31, 2001 have been derived from consolidated financial statements that were audited by independent auditors who have ceased operations. The historical results are not necessarily indicative of results to be expected for any future period. During the preparation of our financial statements for the year ended December 31, 2004, we made revisions of classification with regard to expenses incurred during the years ended December 31, 2003 and 2002. Such revisions of classification had no impact on net loss, stockholders’ equity or cash flows as previously reported. These revisions related to the following:

•	Regent Fees. We revised our classification of $878,000 relating to service fees paid to Regent Pacific Management Corporation (Regent) during the year ended December 31, 2003, from special charges — other to general and administrative expense in the current presentation as we determined that these expenses were more appropriately classified as general and administrative.

•	Amortization of Intangible Assets. We revised our classification of amortization of acquired technology and capitalized software costs totaling approximately $269,000 in 2003 and $1.3 million in 2002 from operating expenses — amortization of intangibles to cost of revenue in the current presentation as we determined that these expenses were more appropriately classified as cost of revenue.

•	Impairment of Intangible Assets. We revised our classification of impairment charges related to acquired technology and capitalized software costs totaling approximately $601,000 in 2003 and $694,000 in 2002 from operating expenses — special charges — other to cost of revenue in the current presentation as we determined that these charges were more appropriately classified as cost of revenue.
All amounts are presented in the table below in thousands except for per share amounts.

	Years Ended December 31,

Consolidated Statements of Operations Data	2005	2004	2003	2002	2001

REVENUE	$27,041	$14,033	$11,948	$12,681	$10,388
COST OF REVENUE(2)	25,082	10,336	8,076	15,260	12,737

Gross profit (loss)	1,959	3,697	3,872	(2,579)	(2,349)
OPERATING EXPENSES:
Sales and marketing(2)	6,412	4,200	3,286	7,667	9,409
Research and development(2)	8,404	3,726	1,688	3,159	9,719
General and administrative(2)	13,057	10,658	8,656	11,375	11,102
Amortization of intangibles	235	92	831	1,790	8,173
Stock-based compensation(2)	250	199	1,298	(383)	359
Special charges — goodwill impairments(3)	—	—	5,307	—	9,418
Special charges — other(3)	(43)	312	1,913	6,152	27,843

Total operating expenses	28,315	19,187	22,979	29,760	76,023

LOSS FROM OPERATIONS	(26,356)	(15,490)	(19,107)	(32,339)	(78,372)

	Years Ended December 31,

Consolidated Statements of Operations Data	2005	2004	2003	2002	2001

OTHER INCOME (EXPENSE):
Interest income	625	377	347	1,149	3,157
Interest expense	(160)	(201)	(286)	(631)	(1,181)
Gain on sale of media restoration assets	—	156	—	—	—
Increase in fair value of common stock warrants	—	—	(248)	—	—
Other income (expense), net	313	(839)	120	659	—

Total other income (expense)	778	(507)	(67)	1,177	1,976

Loss from continuing operations	(25,578)	(15,997)	(19,174)	(31,162)	(76,396)
Loss from discontinued operations	(7,783)	(400)	—	—	—

NET LOSS	$(33,361)	$(16,397)	$(19,174)	$(31,162)	$(76,396)

LOSS PER SHARE — BASIC AND DILUTED(4):
From continuing operations	$(0.24)	$(0.22)	$(0.39)	$(0.75)	$(1.84)
From discontinued operations	(0.07)	—	—	—	—

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.31)	$(0.22)	$(0.39)	$(0.75)	$(1.84)

Weighted average shares outstanding — basic and diluted(4)	107,652	73,845	49,797	41,393	41,429

	at December 31,

Consolidated Balance Sheet Data	2005	2004	2003	2002	2001

Cash, cash equivalents and marketable securities	$9,045	$37,994	$21,940	$11,758	$60,941
Restricted cash	1,810	2,393	316	1,500	—
Working capital	(1,895)	13,789	16,781	7,883	55,753
Total assets	69,408	103,708	27,044	29,529	80,883
Accrued acquisition consideration	—	15,924	—	1,059	3,000
Long-term obligations, less current portion	—	1,000	2,135	591	22,532
Total stockholders’ equity	49,638	66,450	17,033	20,352	49,194

(1)	Data for 2004 includes the results of On Demand Distribution Limited, which we acquired in June 2004. Overpeer Inc., which we acquired in March 2004, is presented as discontinued operations in 2005 and 2004. Acquisition and disposition activity reduces the meaningfulness of period to period comparisons based off this and other periods.

(2)	Stock-based compensation, consisting of amortization of deferred stock-based compensation and the fair value of options issued to non-employees for services rendered, is allocated as follows:

	Years Ended December 31,

	2005	2004	2003	2002	2001

Cost of revenue	$92	$117	$62	$(34)	$30
Sales and marketing	(3)	49	47	(55)	50
Research and development	15	83	57	(21)	19
General and administrative	238	67	1,194	(307)	260

(3)	See Note 5 of Notes to Consolidated Financial Statements for an explanation of the special charges for the years ended December 31, 2005, 2004, and 2003.

(4)	See Note 14 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of weighted average shares used to compute net loss per share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. The cautionary statements made in this annual report on Form 10-K should be read as being applicable to all forward-looking statements wherever they appear. Factors that could contribute to such differences include those discussed in Item 1A — Risk Factors, as well as those discussed elsewhere herein. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be required to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
      The following management’s discussion and analysis is intended to provide information necessary to understand our audited consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the year ended December 31, 2005 as compared to the year ended December 31, 2004, and the year ended December 31, 2004 as compared to the year ended December 31, 2003. It is organized as follows:

•	The section entitled “Loudeye Background” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry.

•	“Critical Accounting Policies and Estimates” discusses our most critical accounting policies.

•	“Recently Issued Accounting Standards” discusses new accounting standards regarding accounting for conditional asset retirement obligations, accounting changes and error corrections and evaluating and recording other than temporary impairment losses on debt and equity investments.

•	“Consolidated Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides a detailed narrative regarding significant changes in our results of operations for the fourth quarter compared to third quarter 2005, the year ended December 31, 2005 as compared to the year ended December 31, 2004, and the year ended December 31, 2004 as compared to the year ended December 31, 2003.

•	“Liquidity, Capital Resources and Going Concern” discusses our liquidity and cash flow and factors that may influence our future cash requirements including going concern qualifications and the status of certain contractual obligations.

•	“Contractual Obligations” discusses our contractual obligations as of December 31, 2005.

•	“Off-Balance Sheet Arrangements” discusses certain indemnification and other obligations.
      In addition, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” discusses factors that could affect our financial results, in particular foreign exchange rate fluctuations, and Item 9A “Controls and Procedures” contains management’s assessment of Loudeye’s internal control over financial reporting as of December 31, 2005.

Loudeye Background
      We are a worldwide leader in business-to-business digital media services that facilitate the distribution, promotion and sale of digital media content for media and entertainment, mobile communications, consumer products, consumer electronics, retail, and ISP customers. Our services enable our customers to outsource the management and distribution of audio and video digital media content over the Internet and other electronic and wireless networks. Our proprietary consumer-facing e-commerce services, combined with our technical infrastructure and back-end solutions, comprise an end-to-end service offering. These service offerings range from turn-key, fully-outsourced digital media distribution and promotional services, such as private-labeled digital media store services, including mobile music services, to digital media content services, such as encoding, music samples services, hosting, webcasting and Internet radio services. Our outsourced solutions can decrease time-to-market for our customers while reducing the complexity and cost of digital asset management and distribution compared with internally developed alternatives, and they enable our customers to provide branded digital media service offerings to their users while supporting a variety of digital media technologies and consumer business models.
      The use of the Internet and wireless networks as a medium for media distribution has continued to evolve and grow in recent years. Traditional media and entertainment companies, such as major record labels, have in recent years faced significant challenges associated with the digital distribution of music. These companies have now licensed the rights to some of their content for certain forms of digital distribution over the Internet and wireless networks. Consumers enjoy this content by means of many different types of services and offerings, including purchased downloads, paid subscriptions, prepaid credit offerings and streaming radio. Additionally, retailers and advertisers have expanded their use of digital content in the marketing and selling of their products and services. As such, traditional distribution channels for media have expanded as content owners have begun to license and distribute their content over the Internet and wireless networks through new and existing retail channels, and consumers have begun to purchase and consume content using personal computers, mobile devices and other digital devices. In addition, traditional media formats have expanded to include a variety of digital technologies, rich media formats and digital rights management. Despite the increasing popularity of these licensed sources of digital media content over the Internet, piracy over peer-to-peer networks remains a continuing challenge for the digital media distribution industry as a whole.
      During 2005, digital media continued to grow as a broad-based tool for communications, online media promotions and the distribution of content, particularly in the media, entertainment and corporate sectors. This growth has been driven in large part by an increase in broadband adoption, growth in the market for portable digital media devices and significant improvements in streaming technologies capable of delivering high quality content in smaller file sizes. A critical trend in these technology and streaming format enhancements is a marked increase in ease of use and effectiveness of streaming media, including, in some cases, instant access to streaming content without buffering. At the same time, content owners such as major media companies, film studios and record labels are providing more content in a digital format to capitalize on these opportunities.
      We continue to develop our services to address the changing dynamics of digital media distribution, promotion, consumption and content management. Our digital media services enable digital distribution of media over the Internet, mobile and wireless networks and other emerging technologies. We also offer related services that provide the primary components needed to address the management and delivery of digital media on behalf of our customers and content owners. Our service offerings are grouped into the two primary categories: digital media store services, concentrated in Europe and around emerging mobile distribution technologies and service offerings, and digital media content services.
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

      In February 2006 we announced a realignment of our product development, engineering, information technology and operational resources relating to digital media store services behind our largest markets and customers. Our digital media store service operations are now centralized at our European headquarters in Bristol, United Kingdom.
      We provide our customers with a highly scalable consumer-facing digital media commerce and delivery services that include:

•	hosting, publishing and managing digital media content, and delivering such content to end consumers on behalf of our customers;

•	support for private label user interfaces that have the look, feel and branding of a customer’s existing commerce platform;

•	delivery across both internet and mobile delivery protocols, and in various forms, such as full-song download or streaming, for both internet and mobile based applications;

•	integration to a customer’s website and mobile applications, inventory, and account management;

•	localized end-consumer experience and content offering in over 20 countries,

•	integrated payment functionality supporting multiple end consumer payment alternatives; and

•	digital rights management and licensing, usage reporting, digital content royalty settlement, customer support and publishing related services.
      We expect to extend our digital media store services offerings from our established base in music stores to other digital media, such as music videos, as these digital media markets continue to develop.
      A small number of customers in Europe generate a substantial majority of our revenue from digital media store services. This customer concentration poses a significant risk to our business and results of operation if any one or more of these customers were to terminate or not renew their services.
      We believe future growth in our digital media store services depends significantly upon the growth of the mobile market for digital content services, including music. We continue to invest in our mobile music platform. The platform allows over-the-air, search, purchase and download of music files. The service permits dual-delivery of downloaded music directly to end consumer’s mobile phone and personal computer. There are a number of industry challenges that could impact the adoption rate of mobile platforms as a leading method of digital music purchase, including the rate of adoption of compatible mobile handsets, availability of high speed mobile data networks, adoption by mobile consumers of mobile data plans, any pricing differential (both wholesale and retail) between content purchased over-the-air to a mobile device and purchased by other means, development of content and digital rights management standards and technologies acceptable to content licensors, and the impact on the economics of the mobile music business of certain issued patents. Significant growth in demand for our music store services is likely to also depend on significant growth in adoption of Windows compatible portable music devices.
      As a business-to-business service provider, our growth and success depends in large part on growth in the proliferation and expanded music market share of digital media businesses generally and the willingness of those businesses to launch new digital services and to support their digital store initiatives with adequate marketing resources. While we do expect growth in our music store services revenue, our customers and potential customers face a number of challenges in the current digital music market, including:

•	the dominance of Apple Computer’s iTunes service in certain markets driven in part by sales of the market-share leading iPod portable music devices;

•	a trend towards increasing wholesale cost of music content and the apparent willingness of certain music services to set a retail price to consumers that may be under the wholesale cost of music content; and

•	a trend towards a requirement for substantial cash advances to content owners, in particular the four major music labels, in order to obtain some content distribution rights, such as use for music subscription services.
      We currently derive revenue from our music store services through a blend of higher margin business-to-business platform service fees and lower margin transaction related promotion, distribution or revenue sharing business to consumer fees. Platform service fees represent charges in connection with enabling the service and maintaining its overall functionality during the term of a customer contract (typically three years), including customer support, merchandising, publishing and other content management related services that we provide during the contract term. Growth in platform service fee revenue is directly related to our ability to renew existing service agreements as well as launch new digital media store services, and accordingly, competition for new services and saturation of digital media services in some markets may directly impact this revenue stream.
      We also generally receive a fixed fee per transaction or percentage of the revenue generated from the sale of content to end consumers. The margin associated with transactional revenue is dependent in large part upon factors outside our control such as the wholesale rate charged for content by rights holders such as the major record labels and transactional processing fees such as credit card interchange fees. There is a trend towards record labels increasing wholesale content charges, in an apparent attempt to cause an increase in the retail price of popular digital music content. We cannot be certain that consumers will be willing to pay more than the current, prevailing market prices for digital music content. As a result, operating margins on transactional revenue for us and our customers may decrease and price sensitivities may impact the growth in digital music services.
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
      As part of our current end-to-end music store services, we have secured licenses, primarily for digital download, with the four major recorded music companies and many independent record labels around the globe. Our rights portfolio currently available for inclusion in our music store services encompasses licenses in over 20 countries. All of our significant licensing agreements require the content owner to pre-approve each of our customers in advance of launching a new service.
      While we typically secure content licenses on behalf of our customers, there is a trend for certain of the major recorded music companies to want to provide licenses directly to new consumer music services, and some consumer music services, especially those of household brand names, are requiring direct licensing arrangements with the labels. If these trends continue our business may be significantly impacted including by extending our sales cycle and requiring us to assist our customers in obtaining licenses from content owners. This could change the way we report revenue because to the extent license rights do not pass through Loudeye and our customers are required or elect to license and pay content owners directly, we would report revenue on a net basis (net of third party content fees) rather than on a gross basis. As a result, our transactional revenue may decrease and gross margins as a percentage of revenue may increase. Gross margin as an absolute dollar amount would not be impacted by a change in revenue reporting from a gross basis to a net basis.
      Digital media content services. Digital media content services include a suite of digital media services provided to both content owners and retailers, including encoding, music samples service, Internet radio, hosting and webcasting services. Our digital media content services are operated primarily from our offices in Seattle, Washington.

      Encoding services. Our patented systems and technology enable the archiving and retrieval of large libraries of digital media assets, or digital content. Digitized content masters of media assets are stored on our high-capacity storage array systems and accessed via our proprietary, automated, web-based access tools to search, deliver and manage such content. These storage and access capabilities enable digital content to be processed and converted into different digital formats pursuant to our customers’ specifications via our proprietary encoding and transcoding systems. To transmit digital content over the Internet or other advanced digital distribution networks, the uncompressed, digitized content must be converted into compressed, network-compatible digital formats. Our encoding services enable the conversion of such content into a particular form, along with the relevant metadata, such that the content can be distributed over various distribution networks. Encoding large catalogs of content in an efficient manner is a complex process that requires scalable technology and supporting infrastructures. Digital encoding formats and technologies continue to evolve and often conflict with one another. As a result, content owners often convert their digital assets into multiple formats and codecs (which are algorithms that reduce the number of bytes consumed by large files and programs) to support their distribution strategies. Additionally, the encoding process for a particular item (or for an entire library) is often repeated as a result of the introduction of new formats or distribution platforms. Our proprietary digital media supply chain services address these challenges by providing an outsourced solution for the archiving, management, processing and distribution of our customers’ digital assets. We combine our encoding services with watermarking, encryption, metadata and other digital rights management services to enable our customers to protect and manage their content digitally. We also provide project analysis, as well as consulting and other related services to support the digital fulfillment of encoded content libraries for content owners and retailers worldwide.
      To date, we have generated substantially all of our encoding services revenue from fees for delivering EMI Music content to digital service providers, or DSPs. EMI Music contracts directly with its DSP partners for licenses to the EMI Music catalog. We in turn contract directly with DSPs for providing encoding services for digital music content from EMI Music and other independent record labels. In February 2006, we were notified by EMI Music that it intends to transition all encoding services for EMI Music content to another service provider. According to information provided to us by EMI Music, the expected transition plan will result in DSPs that are receiving encoded EMI Music content from Loudeye being migrated to the new service provider during the second quarter of 2006. We have entered into negotiations with EMI Music regarding various elements of EMI Music’s transition plan. We expect to continue generating revenue from encoding EMI Music catalog for DSPs during the first and second quarters of 2006 until EMI Music completes its transition plan to another service provider. During 2006, we also intend to continue our efforts to expand our encoding services to additional customers and into additional markets, such as video encoding, but there can be no assurance that such efforts will be successful. If these efforts are not successful, our revenue from encoding services will be materially adversely affected, and we may need to consider discontinuing such services. In addition, if we are unable to expand our encoding services to additional customers and markets fast enough to replace the revenue we would have expected to generate during 2006 from our relationship with EMI Music, we would expect to restructure operations related to encoding services during the first half of 2006. EMI Music’s transition plan may also have an impact on our samples, internet radio, hosting and webcasting services as these service offerings all utilize shared resources.
      Music sample services. We provide a hosted end-to-end streaming samples service that delivers high quality music samples to customers in the online and mobile entertainment sectors. Our music samples service in the U.S. consists of streaming digital content, or more specifically selections of such content, commonly referred to as samples, clips or previews. Digital media samples are used by customers for many purposes, including increasing online content sales, user traffic and customer retention. A majority of our revenue from our music samples services is derived from a single customer relationship that is renewable annually. If that customer does not renew our contract, or if we were unsuccessful in securing license rights from content owners to continue the samples service, revenue from our music samples services would decline.

      Internet radio, hosting and webcasting services. Our Internet radio service offers 100 channels of CD-quality streaming music in the U.S. delivered through a customer’s own privately branded player interface. It is capable of supporting delivery to a range of consumer music devices and appliances. The Loudeye Internet radio service can be deployed online for web-based retailers and portals, as well as offline for consumer electronic devices and appliances, digital home entertainment systems and other digital broadcasting outlets.
      Our hosting services allow digital media content to be hosted and streamed from a secure, redundant central media repository. A substantial majority of our revenue from hosting is derived from a single customer relationship that is renewable annually. If that customer does not renew our contract, revenue from our hosting services would decline. Our webcasting services allow users to broadcast audio, video and visually oriented communications over the Internet. We are no longer actively selling our Internet radio, hosting or webcasting services, and as a result, we expect revenue from these services will decrease in future periods.
      Media Restoration Services. In January 2004, we transferred substantially all of the assets of our media restoration services subsidiary, VidiPax, Inc., or VidiPax, to a company controlled by VidiPax’s general manager. In May 2004, we completed the sale of this media restoration services business which involved restoring and migrating legacy media archives to current digital media formats. While we will have ongoing rights to co-market and resell media restoration services for two years after the sale, media restoration services did not represent a significant portion of our revenue in 2004 or 2005, and we expect media restoration services will be zero in future periods.
      Discontinued Operations. In March 2004, we completed the acquisition of Overpeer, Inc., a privately held company based in New York. On December 9, 2005, we announced that Overpeer had ceased its content protection services operations effective immediately. We had been funding Overpeer’s operations under an intercompany loan agreement pursuant to which we held a security interest in all of the assets of Overpeer. In November 2005, we delivered to Overpeer a notice of default and acceleration of indebtedness pursuant to the intercompany loan agreement. Following Overpeer’s acknowledgment of default under intercompany loan agreement, we took possession of Overpeer’s assets and foreclosed on Overpeer’s assets in partial satisfaction of Overpeer’s outstanding indebtedness to Loudeye.
      We have recorded certain non-cash impairment charges relating to a write-down of the carrying value of all of the goodwill and some of the long-lived assets associated with our Overpeer subsidiary, in connection with the discontinuance of the Overpeer business. The fair values of each of these assets were estimated using primarily a probability weighted discounted cash flow method. The impairment of goodwill was determined under the two-step process required by FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142). The Overpeer technology, Overpeer’s customer relationships, Overpeer employee non-compete agreements, and Overpeer trademarks with an aggregate net book value of approximately $834,000 have no continuing value in ongoing operations as a result of the cessation of the Overpeer business. In addition, we determined that the net book value of certain Overpeer fixed assets and leasehold improvements exceeded their estimated fair market value as of November 30, 2005, by approximately $591,000.
      Overpeer incurred approximately $200,000 in severance and related payroll costs associated with the closing of its operations which was paid during December 2005. In addition, a non-cash stock compensation expense of approximately $40,000 was recorded relating to acceleration of vesting of a restricted stock award to a former Overpeer employee.
      Overpeer was a party to a lease agreement for premises located in New York City. The lease had a ten year term running through September 2015. Annual rent obligations under the lease were approximately $175,000, subject to annual adjustment. Under the lease, Loudeye was required to post an approximate $175,000 security deposit in the form of a letter of credit. In December 2005, the landlord drew down the letter of credit in full and terminated the lease. In February 2006, Overpeer, Loudeye and the landlord reached a settlement pursuant to which the Landlord released Overpeer and Loudeye from any future obligations with respect to the lease in exchange for the landlord retaining the approximate

$175,000 security deposit and certain Loudeye-owned furniture with a net book value of approximately $78,000. For the year ended December 31, 2005, we included a charge of approximately $253,000 in loss from discontinued operations relating to the lease, offset in part by a deferred rent credit of approximately $80,000 resulting from the early lease termination.
      On December 15, 2005, Savvis Communications Corp. filed a complaint in Superior Court in Santa Clara County, California, against Overpeer and Loudeye relating to a May 2002 Master Services Agreement between Savvis and Overpeer for collocation and bandwidth services (the “Overpeer-Savvis Agreement”). The complaint alleges Overpeer breached the Overpeer-Savvis Agreement for non-payment. The complaint also contains alter ego allegations against Loudeye. The complaint seeks damages of $1.6 million consisting of $950,000 of allegedly unpaid invoices for services and approximately $600,000 in alleged early termination fees. The court has granted Savvis a writ of attachment over Overpeer’s assets located in the state of California. Loudeye has foreclosed on its first priority security interest in Overpeer’s assets and Overpeer does not have sufficient assets in California (or elsewhere) to satisfy a judgment against it, if any. In February 2006, Overpeer and Loudeye filed a joint motion to compel arbitration of the dispute under the terms of the agreement between Savvis and Overpeer. The motion is scheduled to be heard on March 30, 2006. Loudeye assesses the probability of a judgment against Overpeer relating to the $950,000 in unpaid invoices as high. Loudeye is not a party to the Overpeer-Savvis Agreement. Loudeye intends to defend itself vigorously concerning the alter ego claims brought by Savvis. However, we cannot assess at this time the probability of an unfavorable outcome with respect to the claims brought against Loudeye.
      A summary of the special charges recorded during the year ended December 31, 2005 related to the cessation of the Overpeer business is included in the table below.

Goodwill impairment	$1,879
Acquired technology and customer lists impairment	834
Property and equipment impairment	591
Employee severance and termination benefits	244
Facilities related charges (credits)	173

$3,721

      The closure of Overpeer meets the criteria of a “component of an entity” as defined in FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). The operations and cash flow of those components have been eliminated from the ongoing operations of Loudeye as a result of the disposal, and we do not have any significant involvement in the operations of that component after the disposal transaction. Accordingly, in accordance with the provisions of FAS 144, the results of operations of Overpeer are reported as discontinued operations in the accompanying consolidated financial statements. The prior-year results of operations for Overpeer have been reclassified to conform to this presentation.
      Operational data for Overpeer is summarized as follows (in thousands):

	For the Years Ended
	December 31,

	2005	2004

Revenue	$1,823	$2,788
Loss from discontinued operations	(7,783)	(400)
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

Revenue Recognition
      Substantially all of our revenue is derived from our digital media service offerings including digital media store services (which include music store services), encoding services, samples services, Internet radio services, hosting services, and live and on-demand webcasting services. In 2005, approximately 77% of total revenue was generated from our digital media store services, and substantially all of that revenue was generated from our services in Europe. In 2005 and 2004, we experienced a significant increase in deferred revenue which arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be realized within the next twelve months is classified as current. Revenue from software license sales accounted for less than 1% of our revenue in 2005 and 2004 and less than 3% of our revenues in 2003. We do not anticipate that software license sales will constitute a significant portion of our revenue in the future. Also, we recognized service revenue from media restoration services prior to our sale of that business in the first quarter 2004.
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
      The following is a summary of the areas where we exercise judgment and use estimates in connection with the determination of the amount of revenue to be recognized in each accounting period:
      Determining Separate Elements and Allocating Value to Those Elements. If sufficient evidence of the fair values of the delivered and undelivered elements of an arrangement does not exist, revenue is deferred using revenue recognition principles applicable to the entire arrangement as if it was a single element arrangement under EITF 00-21, and is recognized on a straight-line basis over the term of the contract.
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
      Digital media store services revenue. Digital media store services, including music store services, grew significantly following our acquisition of OD2 in June 2004. We derive our revenue from digital media store services in three primary areas:

•	We charge our digital media store customers fixed business-to-business platform fees, which generally consist of enabling and hosting the service and maintenance of the service’s overall functionality during the term of the customer contract. Business-to-business platform services may include fees related to integration to a customer’s website, wireless sites, inventory, account management, and commerce and billing systems. Additionally, platform fees associated with our digital media store services include digital rights management, editorial services, usage reporting, and digital content royalty settlement. We charge platform fees to our customers in a variety of manners, including initial set-up fees, monthly only fees, or a combination of initial set-up and monthly fees.

•	We provide transactional business-to-consumer services including prepaid credit packages and digital downloads.

•	We provide corporate clients with bundles of music credit packages for distribution to their end consumers as part of marketing promotions. Although not a primary source of revenue, we also provide a number of consultancy services, including cover art and metadata publishing, and varied commerce and content consumption alternatives for digital media content.
      We follow the guidance in EITF 00-21 for purposes of allocating the total consideration in its digital media store services arrangements to the individual deliverables. We evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) the delivered item(s) has value to the customer on a standalone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered item(s) and (iii) there is a general right of return relative to the delivered item(s), in which case performance of the undelivered item(s) is considered probable and substantially in our control.
      If we determine a given agreement involves separate units of accounting, we allocate the arrangement consideration to the separate units of accounting based on their relative fair values, as determined by the price of the undelivered items when sold separately. Assuming all other criteria are met (i.e., evidence of an arrangement exists, collectibility is probable, and fees are fixed or determinable), revenue is recognized as follows:

•	Business-to-business platform service fees are generally recognized as revenue over the term of the customer contract and represent charges in connection with enabling the service and maintaining its overall functionality during the term of the customer contract, which is generally one to three years. We charge platform fees to customers in a variety of manners, including initial set-up fees, monthly only fees, or a combination of initial set-up and monthly fees.

•	We also share in the proceeds of business-to-consumer transactions such as digital downloads. Revenue from digital downloads is recognized at the time the content is delivered, digitally, to the consumer.

•	A majority of our business-to-consumer transactional revenue is generated through the sale of prepaid credit packages which entitle a consumer to access a specified number of digital music downloads or streams for a fixed price during a fixed time period. Prepaid credit packages are also bundled with other end consumer offerings sponsored by our customers. Revenue from prepaid credit packages and bundle promotions is deferred until the credits or promotional offers are utilized or expire. Our margin on the sale of prepaid credit packages fluctuates depending upon a number of factors, including the type of service for which the consumer redeems the credits (full downloads or streams), the royalty rate for the download purchased and breakage.

•	Revenue from bundles of prepaid music credit packages is deferred and then recognized as tracks are downloaded by the consumer or as credits expire, whichever occurs earlier.
      If evidence of fair value cannot be established for the undelivered elements of an agreement, the revenue from the arrangement is recognized ratably over the period that these elements are delivered or, if appropriate, under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor hours.
      We recognize revenue gross or net in accordance with EITF 99-19. In most arrangements, we contract directly with end user consumers, we are the primary obligor and we carry all collectibility risk. Revenue in these arrangements is recorded on a gross basis. In some cases, customers contract with music publishers and rights holders and sell products or services directly to end user consumers utilizing our services, and, as such, we carry no collectibility risk. In those instances, in accordance with EITF 99-19, we report revenue net of amounts paid to the customer.
      Encoding services revenue. Encoding services consist of (i) processing and conversion of digital content into different digital formats pursuant to customers’ specifications via the Company’s proprietary encoding and transcoding systems and (ii) the delivery of such processed content to the customer. The encoded content is either delivered electronically to a file transfer protocol (FTP) site that our customers access via a previously provided password or we physically ship the content to our customers. In accordance with SAB 104, we recognize revenue when persuasive evidence of an arrangement exists and the service has been rendered, provided the fee is fixed or determinable and collection is deemed probable. We evaluate each of these criteria as follows:

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
      Internet radio, hosting and webcasting services revenue. Internet radio services are provided to customers using our proprietary media software, tools and processes. Internet radio services can consist of the rebroadcast over the Internet of a customer’s over-the-air radio programming. Services provided may also include play list selection and programming services for online radio channels. Under the provisions of SAB 104 and EITF 00-21, revenue from the sale of Internet radio services is recognized on a monthly basis as the services are provided and customers are typically billed monthly in arrears.
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
      Software license revenue. In the limited circumstances in which we sell software products, we recognize revenue associated with the license of software in accordance with SOP 97-2. Revenue from software license sales accounted for less than 1% of our revenue in 2005 and 2004 and less than 3% of our revenue in 2003. Under the provisions of SOP 97-2, in software arrangements that involve rights to multiple services, we allocate the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. Elements included in multiple element arrangements consist of software, intellectual property, implementation services, maintenance and consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not sold separately, the price established by management, if it is probable that the price, once established, will not change before market introduction.

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

Long-lived Assets Including Goodwill and Other Acquired Intangible Assets
      Goodwill. In connection with Loudeye’s acquisitions of Overpeer and OD2 during 2004, management has allocated the respective purchase prices and transaction costs to the estimated fair values of assets acquired and liabilities assumed in accordance with FAS No. 141, “Business Combinations.” These purchase price estimates were based on management’s estimates of fair value and estimates from third party consultants. These determinations require significant judgment.
      We account for goodwill and intangible assets in accordance with FAS 142. Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to, at a minimum, annual impairment tests. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors we consider important which could trigger an impairment review include the following:

•	Poor economic performance relative to historical or projected future operating results;

•	Significant negative industry, economic or company specific trends;

•	Changes in the manner of our use of the assets or the plans for our business;

•	Market price of our common stock; and

•	Loss of key personnel.
      The goodwill impairment test involves a comparison of the fair value of each of our reporting units with the carrying amounts of net assets, including goodwill, related to each reporting unit. If the carrying amount exceeds a reporting unit’s fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The impairment loss is measured based on the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill in the reporting unit being tested. Fair values are determined based on valuations that rely on the income and market value approaches. The income approach uses future projections of cash flows from each of our reporting units and includes, among other estimates, projections of future revenue and operating expenses, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital and the market value approach uses market value and other metrics of comparable companies. Our evaluations of fair values include analyses based on the future cash flows generated by the underlying assets, estimated trends and other relevant determinants of fair value for these assets. If the fair value of the asset is less than its carrying amount, a loss is recognized for the difference between the fair value and its carrying value. Changes in any of these estimates, projections and assumptions could have a material effect on the fair value of these assets in future measurement periods and result in an impairment of goodwill which could materially affect our results of operations.
      Tangible Long-Lived Assets. We evaluate the recoverability of the carrying amount of long-lived tangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable as required by FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We use our judgment when applying the impairment rules to determine when an impairment test is necessary. Factors we consider which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative cash flows or industry trends.
      Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value, which is primarily based on future undiscounted cash flows. In estimating these future cash flows, we use future projections of cash flows directly associated with, and that were expected to arise as a direct result of, the use and eventual disposition of the assets. These projections rely on significant assumptions. If it is determined that a long-lived asset is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the long-lived asset over its fair value. Changes in any of our estimates could have a material effect on the estimated future cash flows expected to be generated by the asset and result in a future impairment of the involved assets with a material effect on our future results of operations.

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
      In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment” (FAS 123R) that amends FAS 123, and No. 95, “Statement of Cash Flows” and supersedes APB 25. Beginning January 1, 2006, this statement requires us to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. The statement also addresses the accounting for transactions in which we incur liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which we issue equity instruments for services to non-employees or the accounting for employee stock ownership plans. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition.

      FAS 123R permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      We adopted FAS 123R on January 1, 2006 and will use the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. We expect the adoption to result in the recognition of stock-based compensation expense of approximately $1.3 million to $1.6 million, based on a range of estimated forfeiture rates, for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006. The expense for stock options granted during 2006 cannot be determined at this time due to the uncertainty of Loudeye’s stock price, the related Black-Scholes fair value and the timing of future grants.
      In November 2005, the FASB issued final FASB Staff Position FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123 R-3”). FSP 123 R-3 provides an alternative method of calculating excess tax benefits (the Additional Paid in Capital (“APIC”) pool) from the method defined in FAS 123R and requires us to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in FAS 123R, or the alternative transition method as described in FSP 123 R-3. A one-time election to adopt the transition method in FSP 123 R-3 is available to us for up to one year from January 1, 2006, our initial adoption of FAS 123R. We continue to evaluate the impact that the adoption of this FSP could have on our consolidated financial statements.

Music Publishing Rights and Music Royalty Accruals
      We make estimates of our music publishing rights and music royalties owed for our domestic and international music services. Differences in judgments or estimates could result in material differences in the amount and timing of our music publishing and royalty expense for any period. Under European and U.S. copyright laws, we may be required to pay licensing fees for digital sound recordings and compositions we deliver. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to our current or historic sales of our digital music offerings. In addition, the arena of royalty negotiations is litigious, as evidenced for example, by a lawsuit brought by SPEDIDAM, a royalty collecting society in France, against OD2 and others in March 2006. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While we base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Standards
      In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FAS No. 143.” FIN No. 47 clarifies FAS No. 143, “Accounting for Asset Retirement Obligations,” such that conditional asset retirement obligations require recognition at fair value if they can be reasonably estimated. These rules are effective December 31, 2005. We do not expect the impact of adopting FIN 47 to have a material effect on our results of operations or financial position.
      In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 is a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements — (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by FAS 154. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We will adopt this pronouncement beginning in fiscal year 2006.
      In November 2005, the FASB issued FASB Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP No. 115-1). FSP No. 115-1 amends FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and includes guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP No. 115-1 also requires an other-than-temporary impairment of debt and equity securities to be written down to its impaired value, which becomes the new cost basis. FSP No. 115-1 is effective for fiscal years beginning after December 15, 2005. We will continue to evaluate the application of FSP No. 115-1; however, we do not believe adoption will have a material effect on our financial position, results of operations or cash flows.

Consolidated Results of Operations
      During the preparation of our financial statements for the year ended December 31, 2004, we revised our classification with regard to amortization of acquired technology and capitalized software costs, which resulted in the revision of classification of expenses totaling approximately $439,000 for the year ended December 31, 2004 from operating expenses — amortization of intangibles to cost of revenue in the current presentation as we determined that these expenses were more appropriately classified as cost of revenue in accordance with FAS 86 and related accounting literature. This revision of classification had no impact on net loss, stockholders’ equity or cash flows as previously reported.
      Overpeer, our wholly-owned subsidiary which provided content protection services, ceased operations in December 2005 and is presented as a discontinued operation in all periods presented (and accordingly, the period to period comparisons below exclude Overpeer except where indicated).

Comparison of Fourth Quarter 2005 Operating Results to Third Quarter 2005
      Revenue increased 35% for the fourth quarter 2005 to $8.8 million from $6.5 million in the third quarter 2005. We experienced strong quarter-over-quarter growth in digital media store services revenue. Our digital media store services in the fourth quarter 2005 generated approximately $7.0 million in revenue, or 80% of total revenue, compared to third quarter 2005 revenue from digital media store services of $4.8 million, or 74% of total revenue. Fourth quarter 2005 revenue included approximately $1.3 million in promotional credit revenue from one internet service provider in Europe that had been included in deferred revenue at September 30, 2005. In each of the third and fourth quarters of 2005, approximately 24% of our digital media store services revenue was derived from Microsoft Corporation’s MSN music services offerings across thirteen countries in Europe. Substantially all of our store services revenue comes from our European operations.
      In the fourth quarter 2005, we generated approximately $1.8 million in revenue from digital media content services, or 20% of total revenue. This is roughly consistent with third quarter 2005 levels. Of this, approximately $1.3 million and $1.2 million in the fourth and third quarters of 2005 was from encoding services, a substantial portion of which is derived from our relationship with EMI music. In February 2006, we were notified by EMI Music that it intends to transition all encoding services for EMI Music content to another service provider.
      We had a gross profit margin for fourth quarter 2005 of approximately $1.0 million or 12% of revenue compared to a gross profit margin of approximately $350,000 or 5% of revenue for the third quarter 2005. Operating expenses totaled $6.8 million in the fourth quarter, approximately $845,000 less than third quarter 2005 operating expenses of approximately $7.7 million. The largest driver of the quarter-to-quarter decrease was in general and administrative expense, which declined approximately $500,000 in fourth quarter 2005 as compared to third quarter 2005 levels.
      During the fourth quarter 2005, we reported a loss from continuing operations of approximately $5.7 million compared to a loss from continuing operations of approximately $7.2 million in the third quarter 2005. Loss from discontinued operations was approximately $4.8 million and $1.3 million for the fourth and third quarters 2005. The significant increase in the loss from discontinued operations during the fourth quarter was primarily due to the impairment of certain Overpeer fixed assets of approximately $591,000, goodwill related to the Overpeer acquisition of approximately $1.9 million and intangible assets of approximately $834,000. We also incurred approximately $244,000 in employee related severance costs associated with the cessation of Overpeer’s operations.

Tabular Comparison of Annual Results of Operations
      Percentage comparisons have been omitted within the following table where they are not considered meaningful. Certain information reported in previous periods has been reclassified to conform to current presentation (see Item 6 “Selected Financial Data” appearing on page 38 of this annual report for additional discussion regarding reclassifications). All amounts, except amounts expressed as a percentage, are presented in the following table in thousands.

	Years Ended				Years Ended
	December 31,		Variance		December 31,		Variance

	2005	2004	$	%	2004	2003	$	%

Revenue
Digital media store services	$20,902	$5,932	$14,970	252%	$5,932	$171	$5,761	3369%
Encoding services	3,881	3,829	52	1%	3,829	2,377	1,452	61%
Samples services	1,171	1,589	(418)	(26)%	1,589	1,685	(96)	(6)%
Internet radio, hosting, and webcasting services	1,087	2,386	(1,299)	(54)%	2,386	5,832	(3,446)	(59)%
Media restoration services	—	297	(297)	(100)%	297	1,883	(1,586)	(84)%

Total revenue	27,041	14,033	13,008	93%	14,033	11,948	2,085	17%
Cost of revenue	25,082	10,336	14,746	143%	10,336	8,076	2,260	28%
Gross profit	1,959	3,697	(1,738)	(47)%	3,697	3,872	(175)	(5)%
Operating expenses
Sales and marketing	6,412	4,200	2,212	53%	4,200	3,286	914	28%
Research and development	8,404	3,726	4,678	126%	3,726	1,688	2,038	121%
General and administrative	13,057	10,658	2,399	23%	10,658	8,656	2,002	23%
Amortization of intangibles	235	92	143	155%	92	831	(739)	(89)%
Stock-based compensation	250	199	51	26%	199	1,298	(1,099)	(85)%
Special charges — goodwill impairments	—	—	—		—	5,307	(5,307)	(100)%
Special charges (credits) — other	(43)	312	(355)	(114)%	312	1,913	(1,601)	(84)%

Total operating expenses	28,315	19,187	9,128	48%	19,187	22,979	(3,792)	(17)%
Interest income	625	377	248	66%	377	347	30	9%
Interest expense	(160)	(201)	41	(20)%	(201)	(286)	85	(30)%
Gain on sale of media restoration assets	—	156	(156)	(100)%	156	—	156
Increase in fair value of common stock warrants	—	—	—		—	(248)	248	(100)%
Other income (expense), net	313	(839)	1,152	(137)%	(839)	120	(959)	(799)%

Total other income (expense)	778	(507)	1,285	(253)%	(507)	(67)	(440)	657%

Loss from continuing operations	(25,578)	(15,997)	(9,581)	60%	(15,997)	(19,174)	3,177	(17)%
Loss from discontinued operations	(7,783)	(400)	(7,383)	1846%	(400)	—	(400)

Net loss	$(33,361)	$(16,397)	$(16,964)	103%	$(16,397)	$(19,174)	$2,777	(14)%

Comparison of Year Ended December 31, 2005 and 2004
      Revenue. Revenue increased for the year ended December 31, 2005, compared to the year ended December 31, 2004, as a result of the inclusion of OD2 for the full year 2005 and as a result of growth in transactional and promotional credit revenue from our digital media store services. OD2, which we acquired in June 2004, generated a substantial majority of our 2005 digital media store services revenue. For the year ended December 31, 2005, the increase in digital media store services revenue was partially offset by declining revenue in our samples, internet radio, hosting and webcasting service offerings.
      During the year ended December 31, 2005, two customers accounted for approximately 29% of total revenue. During 2004, one customer accounted for approximately 21% of total revenue. In addition, a substantial portion of our encoding services revenue was derived from our relationship with EMI Music. Revenue generated from our international operations, which is entirely related to the OD2 acquisition, was $20.3 million and $5.5 million for the years ended December 31, 2005 and 2004.
      During 2004, our service mix changed significantly. We acquired OD2 in late June 2004, which resulted in a significant increase in digital media store services revenue. In May 2004, we completed the sale of all of the assets of our media restoration services business pursuant to an agreement dated October 31, 2003.
      Digital media store services revenue. Substantially all of our digital media store services revenue is generated from our operations in Europe. Revenue from digital media store services increased during the year ended December 31, 2005, as compared to the same period in 2004 primarily as a result of the inclusion of revenue from OD2 for the full year 2005 and the growth in transactional and promotional credit revenue from these services experienced since our acquisition of OD2 in June 2004. Digital media store services revenue as a percentage of total revenue was 77% in the year ended December 31, 2005 and 42% in the same period in 2004. During the year ended December 31, 2005, approximately 24% of our digital media store services revenue was derived from Microsoft Corporation’s MSN music services offerings compared to 49% in 2004 and KPN Telecom B.V. accounted for 13% and 4% of digital media store revenue in 2005 and 2004. The next four customers accounted for an additional approximately 42% of total digital media store services revenue in 2005. If one or more of these key customers were to cancel our contract or not renew it, our business to consumer transactional revenue could decline. We anticipate that digital media store services will continue to demonstrate a faster growth rate than any of our other service offerings as we continue to deploy these services globally, including through mobile service offerings, and as consumer adoption increases. In addition, although in 2005 and 2004 our digital media store services revenue consisted exclusively of music store services revenue, we plan to extend our store services offerings to other media, such as music videos, during 2006 as those digital delivery markets develop.
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
      Encoding services revenue. Revenue from encoding services was relatively flat during the year ended December 31, 2005, as compared to 2004. Substantially all of our encoding services revenue is generated from encoding and fulfillment service fees for delivering EMI Music content to digital service providers, or DSPs. In February 2006, we were notified by EMI Music that it intends to transition all encoding services for EMI Music content to another service provider. According to information provided to us by EMI Music, the expected transition plan will result in DSPs that are receiving encoded EMI Music content from Loudeye being migrated to the new service provider during the second quarter of 2006. We have entered into negotiations with EMI Music regarding various elements of EMI Music’s transition plan. We expect to continue generating revenue from encoding EMI Music catalog for DSPs during the first and second quarters of 2006 until EMI Music completes its transition plan to another service provider. During 2006, we also intend to continue our efforts to expand our encoding services to additional customers and into additional markets, such as video encoding, but there can be no assurance that such efforts will be successful. We expect that if the number of new DSPs that require encoding of substantial catalogs of digital media decreases, revenue from our encoding services will similarly decrease. If we are unable to expand our encoding services to additional customers and markets fast enough to replace the revenue we would have expected to generate during 2006 from our relationship with EMI Music, we would expect to restructure operations related to encoding services during the first half of 2006. Our response to EMI Music’s transition plan may also have an impact on our samples, internet radio, hosting and webcasting services as these service offerings all utilize shared resources.
      Samples services revenue. Revenue from samples services generally fluctuates based on the volume of content streamed for our customers, which is primarily driven by their needs and the level of activity on their websites. Samples services revenue decreased during the year ended December 31, 2005, as compared to the same period in 2004. This decrease was attributable to a combination of pricing pressures and changes in the volume of paid content streamed. Samples service revenue from two customer relationships represented approximately 68% of total samples service revenue during the year ended December 31, 2005. If these customers do not renew, or if we were unsuccessful in securing license rights from content owners to continue the samples service, revenue from our music samples services would decline. We expect that samples service revenue will continue to fluctuate in the future based on these factors, among others.
      Internet radio, hosting and webcasting services revenue. In 2005, our most significant hosting services customer reduced its volume usage, resulting in a significant portion of the decrease in Internet radio, hosting and webcasting services revenue during the year ended December 31, 2005, as compared to 2004. Revenue from hosting and webcasting services also decreased during the year ended December 31, 2005, as compared to the same period in 2004, primarily as a result of customer terminations and other resulting decreases in the volume of content streamed. Since late 2003, we ceased sales efforts for our hosting and webcasting services. Internet radio services revenue was insignificant in 2005 and 2004. As these service offerings are not a strategic focus, we expect that revenue from these services will continue to decrease in the future.
      Media restoration services revenue. Due to the transfer of our media restoration business on January 30, 2004 and completion of the sale of those assets in May 2004, media restoration services revenue was zero for 2005 and we expect that it will continue to be zero for future periods.
      Deposits and deferred revenue. Deposits and deferred revenue is comprised of the unrecognized revenue related to unearned platform fees, unutilized prepaid music credit purchases and other prepayments for which the earnings process has not been completed and is presented net of related receivables. Deposits and deferred revenue at December 31, 2005 was $6.4 million, net of related receivables of approximately $2.2 million, compared to approximately $5.7 million, net of related receivables of approximately $242,000, at December 31, 2004. The increase in deferred revenue during the year ended December 31, 2005, is primarily due to an increase in the number of deferred and unutilized prepaid credit packages and promotional music credits for our digital media store services.

      Deposits and deferred revenue includes amounts related to a twelve month agreement entered into in the ordinary course of business with an internet service provider (ISP) in Europe in February 2005, under which Loudeye is providing the ISP’s customers promotional credits that may be redeemed for a range of digital media download services through February 2006. We will receive a fixed fee of approximately €1.8 million (approximately $2.2 million based on December 31, 2005 exchange rates) under the agreement, of which we recognized approximately €1.4 million (approximately $1.7 million based on December 31, 2005 exchange rates) in the fourth quarter 2005 and will recognize approximately €375,000 (approximately $444,000 based on December 31, 2005 exchange rates) during the first quarter 2006. As of December 31, 2005, deferred revenue related to this agreement was zero, net of related receivables of approximately €78,000 (approximately $92,000 based on December 31, 2005 exchange rates), and deposits related to this agreement were approximately €300,000 (approximately $355,000 based December 31, 2005 exchange rates). Because the transaction is denominated in Euros and we currently do not hedge the arrangement, we could be subject to foreign currency gains or losses. As of the date of this filing, no losses have been incurred or estimated under this agreement.
      Cost of revenue. Cost of revenue includes the cost of production, including personnel, cost of royalties to content providers and publishers, technical support, transaction processing fees, bandwidth and hosting costs, depreciation and amortization of infrastructure assets related to our service offerings, amortization of acquired technology resulting from acquisitions, and an allocated portion of equipment, information services personnel and facility-related costs. Cost of revenue increased during the year ended December 31, 2005, as compared to the same period in 2004. Since we acquired OD2 in June of 2004, we have continued to expand our digital media services work force in order to meet the demands of anticipated growth and new initiatives for our digital music store services. New initiatives during 2005 included development and enhancement of our mobile music platform, custom development for certain of our music services and development of a subscription music service. Also, during 2005, we expanded our encoding services work force and began making operational improvements to our systems as we saw an increase in demand for EMI Music encoded products related to the launch and anticipated launch of several new DSPs. If we are unable to expand our encoding services to additional customers and markets fast enough to replace the 2006 revenue we expected to generate from our relationship with EMI Music, we would expect our revenue from encoding services to decline significantly and we may, as a result, restructure these operations during the first half of 2006. Accordingly, cost of revenue could decline.
      We also incurred increased fixed costs from investment in our platform, infrastructure and operations, as well as increased licensing costs. We expect these content licensing costs to continue to increase as recorded music companies continue their efforts to raise wholesale content prices in an apparent attempt to cause an increase in prevailing retail prices of digital downloads of music content. There is also a trend, especially for mobile operators, for recorded music labels to license their content directly to our customers, rather than through master content licenses with us. The impact of this trend may be a reduction in transactional revenue, and an increase in gross margins as a percentage of revenue, if we report revenue on a net basis (net of third party content fees) rather than on a gross basis. Gross margin as an absolute dollar amount would not be impacted by a change in revenue reporting from a gross basis to a net basis. Gross profit margins are generally lower for our music store services as compared to our other services, principally as a result of the significant royalties payable to the content providers and publishers on each transaction. However, we earn a higher margin on platform service fees and our margins for our prepaid credit packages and promotional bundling offerings will fluctuate, depending primarily upon breakage levels experienced. As music store services grow, we expect fluctuations in our overall gross profit margin percentage depending upon our overall mix of revenue. We expect cost of revenue related to our digital media services to continue to increase in 2006, as revenue increases, as compared to 2005.
      Depreciation included in cost of revenue increased to approximately $1.7 million in year ended December 31, 2005 from approximately $1.2 million in the year ended December 31, 2004. This increase is due primarily to our acquisition of OD2. Amortization expense included in cost of revenue was $378,000 in the year ended December 31, 2005 and $439,000 in the year ended December 31, 2004 and is primarily the result of the amortization of acquired technology.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel and communication, and marketing expenditures such as advertising, public relations costs and trade show expenses and an allocated portion of equipment, information services personnel and facility-related costs. Sales and marketing expenses for the year ended December 31, 2005 increased as compared to the same period in 2004, primarily due to increased sales and marketing activities as a result of our acquisition of OD2 in June 2004. Sales and marketing expenses as a percentage of total revenue declined during the year ended December 31, 2005 as compared to 2004, primarily as a result of our increased revenue. We expect that we will continue to invest significantly in sales and marketing in 2006, as we believe that a substantial sales and marketing effort is essential for us to grow our market position and increase market acceptance of our digital media services, in particular our digital media store services.
      Research and development. Research and development expenses include labor and other related costs of the continued development and support of our digital media services and an allocated portion of equipment, information services personnel and facility-related costs. To date, the substantial majority of research and development costs have been expensed as incurred. Research and development expenses for the year ended December 31, 2005 continued to increase as compared to the same period in 2004, as an absolute dollar amount and as a percentage of revenue, due both to the acquisition of OD2 and expanded development efforts relating to our digital media store services offerings, including mobile offerings, as well as an increase in allocated equipment and facility-related costs. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our digital media services offerings, in particular our digital media store services, and to develop additional applications. Accordingly, we anticipate that we will continue to invest in research and development for the foreseeable future, and we anticipate research and development costs as an absolute dollar amount will fluctuate, depending primarily upon the volume of forecasted future revenue, customer needs, staffing levels, overhead costs and our assessment of market demands. Primarily as a result of cost reductions undertaken in the first quarter 2006, we anticipate that 2006 research and development costs will be lower than in 2005. If we are unable to expand our encoding services to additional customers and markets fast enough to replace the 2006 revenue we expected to generate from our relationship with EMI Music, we would expect to restructure these operations during the first half of 2006 and research and development costs could decline as a result.
      General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, legal and administrative personnel, legal expenses, an allocated portion of equipment, information services personnel and facility-related costs, and costs associated with being a public company, including but not limited to, consulting, audit and legal fees related to the Sarbanes-Oxley internal control over financial reporting certification requirements, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor relations, and professional services fees. General and administrative expenses for the year ended December 31, 2005 increased as compared to the same period in 2004 primarily as a result of our acquisition of OD2 in 2004, increases in our personnel costs and other resources to support our growth, severance costs, legal matters, costs related to SEC filings and additional professional fees in order to comply with the requirements under the Sarbanes-Oxley Act of 2002, partially offset by a decrease in the amount allocated for equipment, information services personnel and facility-related costs. General and administrative expenses as a percentage of total revenue declined during the year ended December 31, 2005 as compared to the same period in 2004, primarily as a result of our increased revenue. We expect that we will continue to incur general and administrative expenses in varying degrees throughout 2006.
      Amortization of intangibles. Amortization of intangibles includes amortization of identified intangible assets related to acquisitions other than acquired technology, which is included in cost of revenue. Beginning in the second quarter 2004 we incurred amortization expense related to our acquisition of OD2. In June 2005, we acquired a patent which defines a system for closely imitating digital media files on peer to peer networks. Accordingly, we expect amortization expense on an annual basis for 2006 to increase over 2005 levels.

      Stock-based compensation. Stock-based compensation for the year ended December 31, 2005 totaled $342,000, of which $92,000 was included in cost of revenue, and consisted principally of the vesting of restricted stock grants in the amount of $200,000, the amortization of deferred stock compensation of $59,000, and $80,000 in amortization related to warrants granted in exchange for services. Stock-based compensation totaled $316,000 in 2004, of which $117,000 is included in cost of revenue, consisting primarily of the amortization of deferred stock compensation of $276,000. We expect stock based compensation expense to increase in future periods as compared to 2005, due primarily to the implementation of FAS 123R which will require us to recognize compensation cost related to options and vesting of restricted stock awards totaling approximately 1.5 million shares that were granted during the year ended December 31, 2005.
      Special charges (credits). For the year ended December 31, 2005 and 2004, the amounts recorded as special charges (credits) related to facilities consolidations, and were charges (credits) of ($43,000) and $312,000 during the year ended December 31, 2005 and 2004. In the first quarter 2005, as discussed in Note 5 to the consolidated financial statements, we paid $360,000 of the $403,000 then remaining accrued special charge balance, as a final payment related to our former facility at 414 Olive Way, Seattle, Washington, and the $43,000 difference between the amount previously recorded in accrued special charges and the final settlement amounts of the underlying liabilities was reflected as a net credit to special charges (credits) in the consolidated statements of operations. In 2004, as discussed in Note 5 to the consolidated financial statements, we increased our estimate of the settlement and facilities related charges we would ultimately be required to pay related to Loudeye’s unoccupied facility at 414 Olive Way, Seattle, Washington by approximately $362,000. This increase was offset by a $50,000 decrease in the accrual related to Loudeye’s Vidipax facility in New York, New York which was recognized as a credit to special charges in the first quarter 2004.
      The following table reflects the activity in accrued special charges for the year ended December 31, 2005 (in thousands):

Facilities-related
Charges

Balance, December 31, 2004	$403
Additional accruals	—
Payments	(360)
Adjustments	(43)

Balance, December 31, 2005	$—

      Interest income. Interest income consists of interest income and realized gains and losses on sales of our marketable securities. Interest income for the year ended December 31, 2005 increased as compared to the same period in 2004, primarily due to higher average investment balance resulting from the proceeds received from the private equity financings completed in February 2004 and December 2004. We expect interest income will fluctuate during 2006 depending upon our average investment balances and yield rates throughout the year.
      Interest expense. Interest expense for the year ended December 31, 2005 decreased as compared to the same period in 2004, due to lower average debt balances but higher interest rates during 2005 as compared to 2004 and the voluntary repayment in full of our line of credit in March 2004. We expect that interest expense will continue to fluctuate in 2006 in relation to interest rates as we continue to make principal payments against our term loan balance.
      Gain on sale of media restoration assets. As discussed above, we sold our media restoration business on January 30, 2004 and completed the sale in May 2004. The difference between the proceeds received from after release of certain escrow claims and the carrying value of the assets was $156,000 and is reflected as a gain on the sale for the year ended December 31, 2004.

      Other income, net. Other income for the year ended December 31, 2005 consists principally of net foreign exchange transaction gains of $367,000. These gains were primarily the result of the impact of the relatively strengthened U.S. dollar on U.K. pound denominated liabilities incurred in connection with our acquisition of OD2. Other expense for the year ended December 31, 2004 consisted principally of foreign currency transaction losses on the accrued acquisition consideration related to our acquisition of OD2 in June 2004.
      Income taxes. Loss before income taxes consists of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

United States	$(23,856)	$(11,182)	$(19,174)
Foreign	(9,505)	(5,215)	—

	$(33,361)	$(16,397)	$(19,174)

      Our income tax benefit differs from the expected income tax benefit computed by applying the U.S. federal statutory rate of 35% to net loss before income taxes as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Income tax benefit at statutory rate of 35%	$(11,676)	$(5,575)	$(6,519)
State taxes	(99)	—	—
International taxes, rate differential	778	209	—
Goodwill impairment	665	—	—
Research and development credit	(276)	(132)	—
Other	88	—	—
Change in valuation allowance	10,520	5,498	6,519

Income tax provision (benefit)	$—	$—	$—

      We have not recorded income tax benefits related to our net operating losses in 2005 or 2004 as a result of the uncertainties regarding the realization of such net operating losses. Our foreign operations also have net operating losses. At December 31, 2005, Loudeye had U.S. operating net operating loss carryforwards of approximately $232.8 million and foreign net operating loss carryforwards of approximately $26.0 million. We also had research and development tax credit carryforwards of approximately $437,000 as of December 31, 2005. Approximately $18.5 million of our net operating loss carryforwards were acquired in business combinations. If these acquired net operating loss carryforwards become recoverable in the future, they will be used to first reduce to zero any goodwill, and then reduce to zero any other non-current intangible assets associated with the business combinations, and then any remaining net operating loss carryforwards recovered will be recognized as a reduction in income tax expense. Under the provisions of Section 382 of the Internal Revenue Code, the Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Loudeye has experienced such ownership changes as a result of its various stock offerings, and the utilization of the carry forwards could be limited such that a portion of the net operating losses may never be utilizable. Approximately $1.1 million of the net operating loss carryforwards and a portion of the valuation allowance at December 31, 2005 resulted from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to stockholders’ equity.
      Loss from Discontinued Operations. In March 2004, we completed the acquisition of Overpeer. On December 9, 2005, we announced that Overpeer had ceased its content protection services operations effective immediately. Overpeer’s total revenue and operating losses for the year ended December 31, 2005 were approximately $1.8 million and were approximately $7.8 million. Overpeer’s total revenue and operating losses for the period from acquisition (March 2004) through December 31, 2004 were approximately $2.8 million, and $400,000.
      Included in Overpeer’s 2005 operating expenses were the following special charges related to the cessation of the Overpeer business:

Goodwill impairment	$1,879
Acquired technology and customer lists impairment	834
Property and equipment impairment	591
Employee severance and termination benefits	244
Facilities related charges (credits)	173

$3,721

      The closure of Overpeer meets the criteria of a “component of an entity” as defined in FAS 144. The operations and cash flow of those components have been eliminated from the ongoing operations of Loudeye as a result of the disposal, and we do not have any significant involvement in the operations of that component after the disposal transaction. Accordingly, in accordance with the provisions of FAS 144, the results of operations of Overpeer are reported as discontinued operations in the accompanying consolidated financial statements. The prior-year results of operations for Overpeer have been reclassified to conform to this presentation.

Years ended December 31, 2004 and 2003
      Revenue. Revenue increased in 2004 to $14.0 million from $11.9 million in 2003 due primarily to the acquisition of OD2 (which generated a substantial majority of our 2004 music store services revenue) as well as increased encoding revenue, offset by declining revenue in our internet radio, hosting and webcasting service offerings, and declining revenue following the sale of our media restoration services segment.
      During 2004, one customer accounted for approximately 21% of total revenue. During the year ended December 31, 2003, revenue from two customers represented 16% of total revenue. Revenue generated from our international operations was $5.5 million in 2004 compared to zero in 2003, due to our acquisition of OD2 in June 2004.
      During 2004, our service mix changed significantly. We acquired OD2 in late June 2004, which resulted in a significant increase in digital media store services revenue. In May 2004, we completed the sale of all of the assets of our media restoration services business pursuant to an agreement dated October 31, 2003.
      Digital media store services revenue. Revenue from digital media store services increased in 2004 as compared to 2003 primarily as a result of our acquisition of OD2 in June 2004. In June 2004, we acquired OD2, and our consolidated financial statements include the results of their operations since the June 22, 2004 closing date of the acquisition. We also launched a music store customer in the U.S. on the Loudeye-developed platform in September 2004. Digital media store services revenue, both in the U.S. and abroad, was approximately $5.9 million in 2004. In 2003, we generated approximately $171,000 of digital media store services revenue from fulfillment of ringtunes and rights clearing services. Digital media store services revenue as a percentage of total revenue was 42% in 2004 and 1% in 2003. In the fourth quarter 2004, digital media store services revenue increased significantly from $1.9 million in the third quarter of 2004 to $3.7 million in the fourth quarter 2004, a 95% increase primarily attributable to increased transactional volume from our music store services.
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
      Internet radio, hosting and webcasting services revenue. Revenue from Internet radio, hosting and webcasting services decreased to $2.4 million in 2004 from $5.8 million in 2003. Revenue from Internet radio, hosting and webcasting services generally fluctuates based on the volume of content streamed for our customers, which is primarily driven by their needs and the level of activity on their websites. During the fourth quarter 2003, we had a license sale of approximately $300,000 for hosting services. In late 2003, we refocused our webcasting services on customer relationships that provide higher margins. The decrease in internet radio, hosting and webcasting services revenue for 2004 as compared to 2003 primarily relates to a decreased volume of content streamed and the fact that we had no license sales in 2004 similar to the 2003 transaction.
      Media restoration services revenue. Pursuant to an agreement dated October 31, 2003 we sold all of the assets of our media restoration business on January 30, 2004 and completed the sale in May 2004. At closing, we also entered into a co-marketing and reseller agreement with the purchaser pursuant to which we will sell, for a fee, media restoration services on behalf of the purchaser for a two-year period. The co-marketing and reseller agreement and earn-out provisions of the transaction constitute continuing involvement under FAS 144. Consequently, our media restoration business has not been reported as a discontinued operation. Because our media restoration subsidiary continued to be the primary obligor under certain contracts with the U.S. General Services Administrative (GSA) until their assignment on May 17, 2004, revenue and cost of revenue in the consolidated statements of operations of Loudeye for the year ended December 31, 2004 include the revenue from services provided under the GSA Contracts, totaling $213,000 for the year ended December 31, 2004. This revenue is entirely offset by the associated cost of revenue.
      Deferred revenue. Deferred revenue is comprised of the unrecognized revenue related to unearned platform fees and other prepayments for which the earnings process has not been completed. Deferred revenue at December 31, 2004 was $7.5 million compared to approximately $0.7 million at December 31, 2003. As discussed above, in June 2004, we acquired OD2 and our consolidated financial statements include the results of their operations since the date of acquisition. Deferred revenue at December 31, 2004 includes $5.2 million relating to OD2’s music store services which are a part of our digital media store services. The remaining increase in deferred revenue during 2004 is primarily due to recognition of revenue on existing contracts occurring at a slower rate than revenue deferrals under new contracts.
      Cost of revenue. Cost of revenue increased to $10.3 million in 2004 from $8.1 million in 2003. We implemented cost reduction initiatives related to our restructuring in March 2003; however, in 2004 we began to expand our digital media services work force in order to meet the demands of anticipated growth and new initiatives particularly in relation to our music store services. In addition, costs associated with the delivery of digital media store services revenue from our acquisition of OD2 in late June 2004 contributed to the increase in cost of revenue compared to 2003.
      Depreciation included in cost of revenue increased to approximately $1.7 million in year ended December 31, 2004 from approximately $849,000 in 2003. This increase is due primarily to our acquisition of OD2. In addition, we purchased $1.5 million in equipment in the first quarter 2004 to upgrade the storage and access systems for our digital music archive. Amortization expense included in cost of revenue was $439,000 in the year ended December 31, 2004 and $269,000 in the year ended December 31, 2003 and is primarily the result of the amortization of acquired technology. In 2003, cost of revenue also included $601,000 related to impairment of acquired intangible assets.

      Sales and marketing. Sales and marketing expenses for 2004 increased to approximately $4.2 million from approximately $3.3 million in 2003, primarily due to increases resulting from our acquisition of OD2. These expenses were offset in part by cost reduction initiatives implemented in 2003 and 2004. Sales and marketing expenses as a percentage of total revenue were 30% in 2004 and 28% in 2003.
      Research and development. Research and development expenses increased to approximately $3.7 million in 2004 from approximately $1.7 million in 2003 primarily as a result of the inclusion of research and development expenses related to the acquisition of OD2.
      General and administrative. General and administrative expenses increased to approximately $10.7 million from approximately $8.7 million in 2003, primarily as a result of our acquisition of OD2. We incurred costs associated with our first annual Sarbanes-Oxley internal control assessment and certification. We also incurred costs associated with turnover in our accounting and finance department during the second half of 2004.
      Amortization of intangibles. We recorded impairment charges in the first quarter 2003 relating to our restructuring, and our remaining intangibles, other than those related to the Overpeer and OD2 acquisitions, were either written off or fully amortized by the first quarter of 2004. Beginning in the first quarter 2004 we incurred additional amortization expense related to our acquisition of OD2.
      Stock-based compensation. Stock-based compensation totaled $316,000 in 2004, of which $117,000 is included in cost of revenue, consisting primarily of the amortization of deferred stock compensation of $276,000. Stock-based compensation for 2003 totaled $1.3 million, consisting of the amortization of deferred stock compensation of $398,000, stock-based compensation expense of $730,000 related to stock options granted to a member of our board of directors for consulting services provided through September 30, 2003, variable stock compensation expense of $64,000 related to stock options that were repriced in 2001, stock and options issued to former employees as severance and termination benefits of $99,000, and stock options issued to a consultant of $7,000.
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

      For certain lease terminations, the settlement amounts were less than we had accrued initially due to favorable negotiations with landlords and improvements in real estate markets. In other cases, we increased our accruals as a result of our ongoing evaluations of our lease obligations. The adjustments resulting from these settlements and additional accruals were recorded in special charges in the consolidated statements of operations. In 2004, as discussed in Note 5 to the consolidated financial statements, we increased our estimate of the settlement amount and facilities related charges we would ultimately be required to pay related to Loudeye’s unoccupied facility at 414 Olive Way, Seattle, Washington by approximately $362,000. This increase was offset by a $50,000 decrease in the accrual related to Loudeye’s VidiPax facility in New York, New York which was recognized as a credit to special charges in first quarter 2004.

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
      Loss from Discontinued Operations. In March 2004, we completed the acquisition of Overpeer. On December 9, 2005, we announced that Overpeer had ceased its content protection services operations effective immediately. Overpeer’s total revenue and operating losses from acquisition (March 2004) to December 31, 2004 were approximately $2.8 million and $400,000, respectively. The closure of Overpeer in December of 2005 meets the criteria of a “component of an entity” as defined in FAS 144. The operations and cash flow of those components have been eliminated from the ongoing operations of Loudeye as a result of the disposal, and we do not have any significant involvement in the operations of that component after the disposal transaction. Accordingly, in accordance with the provisions of SFAS 144, the results of operations of Overpeer are reported as discontinued operations in the accompanying consolidated financial statements.
Liquidity, Capital Resources and Going Concern
      We have financed our operations primarily through proceeds from public and private sales of our equity securities. To a lesser extent, we have financed our operations through equipment financing and traditional lending arrangements. Our principal source of liquidity at December 31, 2005 was our cash, cash equivalents and marketable securities. As of December 31, 2005, we had approximately $9.0 million of unrestricted cash, cash equivalents and marketable securities.
      We have prepared our consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses since inception, have an accumulated deficit of approximately $242.6 million at December 31, 2005, and have experienced negative cash flows from operations in substantially all quarters of our operations since inception. The expansion and development of our business will require significant capital. As of December 31, 2005, we had negative working capital of $1.9 million compared with positive working capital of $13.8 million at December 31, 2004. These factors, among others, raise substantial doubt about Loudeye’s ability to continue as a going concern. Management is implementing plans to address our liquidity needs, including restructuring our operations, reducing our work force, divesting or discontinuing the operations of acquired companies, renegotiating existing agreements with customers and vendors, and taking other actions to limit our expenditures. In February 2006, we completed an equity financing transaction raising net proceeds of approximately $7.6 million. However, we may require additional capital to fund our ongoing operations. Our history of declining market valuation and volatility in our stock price could make it difficult for us to raise capital on favorable terms, or at all. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our business and expansion plans. The accompanying audited consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.
      In March 2004, we completed the acquisition of Overpeer, Inc. (“Overpeer”), a privately held company based in New York. On December 9, 2005, we announced that Overpeer had ceased its content protection services operations effective immediately. We had been funding Overpeer’s operations under an intercompany loan agreement pursuant to which we held a security interest in all of the assets of Overpeer. In November 2005, we delivered to Overpeer a notice of default and acceleration of indebtedness pursuant to the intercompany loan agreement. Following Overpeer’s acknowledgment of default under intercompany loan agreement, we took possession of Overpeer’s assets and foreclosed on Overpeer’s assets in partial satisfaction of Overpeer’s outstanding indebtedness to Loudeye. During the first half of 2006, we expect to either use these assets in Loudeye’s ongoing operations or determine a plan of sale.
      We have recorded certain non-cash impairment charges relating to a write-down of the carrying value of all of the goodwill and some of the long-lived assets associated with our Overpeer subsidiary in connection with the discontinuance of the Overpeer business. The fair values of each of these assets were estimated using primarily a probability weighted discounted cash flow method. The impairment of goodwill was determined under the two-step process required by FAS 142. The Overpeer technology, Overpeer’s customer relationships, Overpeer employee non-compete agreements, and Overpeer trademarks with an aggregate net book value of approximately $834,000 have no continuing value in ongoing operations as a result of the cessation of the Overpeer business. In addition, we determined that the net book value of certain Overpeer fixed assets and leasehold improvements exceeded their estimated fair market value as of November 30, 2005, by approximately $591,000.
      Overpeer incurred approximately $200,000 in severance and related payroll costs associated with the closing of its operations which was paid during December 2005. In addition, a non-cash stock compensation expense of approximately $40,000 was recorded relating to acceleration of vesting of a restricted stock award to a former Overpeer employee.
      Overpeer was a party to a lease agreement for premises located in New York City. The lease had a ten year term running through September 2015. Annual rent obligations under the lease were approximately $175,000, subject to annual adjustment. Under the lease, Loudeye was required to post an approximate $175,000 security deposit in the form of a letter of credit. In December 2005, the landlord drew down the letter of credit in full and terminated the lease. In February 2006, Overpeer, Loudeye and the landlord reached a settlement pursuant to which the Landlord released Overpeer and Loudeye from any future obligations with respect to the lease in exchange for the landlord retaining the approximate $175,000 security deposit and certain Loudeye-owned furniture with a net book value of approximately $78,000. For the year ended December 31, 2005, we included a non-cash charge of approximately $253,000 in loss from discontinued operations relating to the lease, offset in part by a deferred rent credit of approximately $80,000 resulting from the early lease termination.
      On December 15, 2005, Savvis Communications Corp. filed a complaint in Superior Court in Santa Clara County, California, against Overpeer and Loudeye relating to a May 2002 Master Services Agreement between Savvis and Overpeer for collocation and bandwidth services (the “Overpeer-Savvis Agreement”). The complaint alleges Overpeer breached the Overpeer-Savvis Agreement for non-payment. The complaint also contains alter ego allegations against Loudeye. The complaint seeks damages of $1.6 million consisting of $950,000 of allegedly unpaid invoices for services and approximately $600,000 in alleged early termination fees. The court has granted Savvis a writ of attachment over Overpeer’s assets located in the state of California. In February 2006, Overpeer and Loudeye filed a joint motion to compel arbitration of the dispute under the terms of the agreement between Savvis and Overpeer. The motion is scheduled to be heard on March 30, 2006. Loudeye assesses the probability of a judgment against Overpeer relating to the $950,000 in unpaid invoices as high. Loudeye is not a party to the Overpeer-Savvis Agreement. Loudeye intends to defend itself vigorously concerning the alter ego claims brought by Savvis. However, we cannot assess at this time the probability of an unfavorable outcome with respect to the claims brought against Loudeye.
      During 2005 and continuing in the first quarter 2006, we implemented cost containment efforts and recorded special charges (included in discontinued operations) related to corporate restructurings and facilities consolidation. We continue to focus on maximizing the performance of our business and controlling costs to respond to the economic environment and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. As such, we may incur further facility consolidations or restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.
      In March 2005, we completed a restructuring of remaining deferred and contingent payment obligations to certain former shareholders of OD2. This restructuring was agreed to by all of the former OD2 shareholders entitled to receive additional deferred and contingent payment consideration and it satisfies in full those obligations. As part of the restructuring, we paid $2.5 million in March 2005, $2.3 million in July 2005 and $800,000 in December 2005 in cash in full satisfaction of our obligations to the former shareholders of OD2.

      On February 20, 2006, we entered into a Subscription Agreement with a limited number of institutional investors pursuant to which we agreed to sell and issue to such investors 16,500,000 shares of its common stock, together with warrants to purchase 12,375,000 shares of common stock at an exercise price of $0.68 per share, for an aggregate purchase price of $8.25 million. We consummated the transaction on February 22, 2006. The warrants are not exercisable until six months after the closing date and are then exercisable until the fifth anniversary of the closing date. We also granted the investors a one year right to purchase 30% of any securities sold by Loudeye in future financings, subject to exceptions. We have agreed to pay a placement fee of approximately $557,000 in connection with the financing. The transaction resulted in net proceeds of approximately $7.6 million.
      The transaction documents relating to the February 2006 private placement provide that if we implement a reverse stock split within six months of the closing of the private placement and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced is less than the lesser of $0.50 or the closing price of Loudeye’s common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such stock split is announced, then Loudeye will be required to pay an amount in cash or stock, at Loudeye’s election, to the investors in the private placement in the amounts described below. The amount of any such payment to an investor will not in any event exceed ten percent (10%) of the aggregate purchase price paid by such investor in the private placement. Subject to such limitation, if we elect to make such payment (if any) in cash, the amount to be paid to an investor would equal the number of shares of common stock purchased by such investor in the private placement that are then held by that investor multiplied by the lesser of (a) the difference between the closing price of Loudeye’s common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such split and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced, or (b) $0.50 less the average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. If we elect to make such payment (if any) in shares of Loudeye common stock, the amount of shares to be issued to an investor (the “Additional Shares”) would equal the cash amount to be paid to such investor described above divided by the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. Any such issuance of Additional Shares would be subject to the approval of Loudeye’s stockholders to the extent necessary to comply with the rules of the Nasdaq Capital Market.
      In connection with the February 2006 financing, we are required to use our best efforts to file a registration statement covering the shares of common stock to be issued and the common stock underlying the warrants within 45 days after the closing date. We are also required to use our best efforts to file a registration statement covering any Additional Shares that we elect to issue to satisfy any amounts that may become due to investors following a reverse stock split, if any. We are also required to use our commercially reasonable efforts to have either registration statement declared effective within 120 days (or within 90 days if the Securities and Exchange Commission does not review the registration statement). In the event we do not file the initial registration statement by the required filing date or if the initial registration statement is not declared effective by the required effectiveness date, we would owe an investor liquidated damages of 1% per month of the aggregate purchase price paid by the investor, pro rated for the days of noncompliance with the registration requirements. The maximum aggregate amount of liquidated damages payable to an investor pursuant to these provisions cannot exceed eight percent (8%) of the aggregate purchase price paid by such investor.
      By the end of 2006, we anticipate that our costs and operating expenses, excluding restructuring-related charges and depreciation and amortization, will track to a level that is close to our expected revenue while allowing us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense levels without adversely affecting our business and results of operations. We may continue to experience losses and negative cash flows in the near term, even if sales of our services grow.
      While we will continue to implement cost containment efforts across our business, our operating expenses will consume a material amount of our cash resources. We are evaluating several alternatives to address our liquidity needs, including restructuring our operations, reducing our work force, renegotiating existing agreements with customers and vendors, and taking other actions to limit our expenditures.
      If we fail to generate positive cash flows or fail to obtain additional capital when and if required, we could modify, delay or abandon some or all of our business and expansion plans. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.
      We believe that our financial resources, including proceeds from our recent capital raise, will be sufficient to meet our anticipated cash needs for working capital or other purposes for at least the next twelve months. However, we may require additional capital to fund our ongoing operations. There can be no assurance that capital will be available to us on acceptable terms, or at all. Our history of declining market valuation and volatility in our stock price could make it difficult for us to raise capital on favorable terms. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders.
      Net cash used in operating activities was approximately $21.5 million, $14.7 million and $7.3 million for the years ended December 31, 2005, 2004 and 2003. For 2005, cash used in operating activities resulted primarily from a loss from continuing operations of $25.6 million, adjusted by non-cash charges for depreciation and amortization of approximately $3.3 million, stock-based compensation charges and other non cash items aggregating $277,000, a net foreign currency transaction gain of $367,000, and other working capital changes. For the year ended December 31, 2004, cash used in operating activities resulted primarily from loss from continuing operations of $16.0 million, partially offset by non-cash charges for depreciation and amortization of approximately $2.3 million, stock based compensation charges and other non cash items aggregating $152,000 and net foreign currency transaction losses of $833,000, and increased by other adjustments and working capital changes. For 2003, cash used in operating activities resulted primarily from net losses of $19.2 million, offset partially by charges, depreciation and amortization and increased by other adjustments and working capital charges. Cash used in operations is dependent upon our ability to achieve positive earnings and the timing of our payments and collections and we expect that it will continue to fluctuate from period to period.
      Net cash provided by investing activities was approximately $492,000 for the year ended December 31, 2005 and consisted principally of payments made to former OD2 shareholders of $5.6 million and purchases of property and equipment of $2.3 million, partially offset by net sales of short-term marketable securities of $9.7 million. In addition, investing cash flows from discontinued operations were approximately $1.3 million. In June 2005, Overpeer acquired a patent which defines a system for closely imitating digital media files on peer-to-peer networks for $1.3 million. In December 2005, Overpeer ceased operations and its operating results are presented as discontinued operations in the consolidated financial statements for the years ended December 31, 2005 and 2004. For 2004, cash used in investing activities was approximately $9.4 million and consisted principally of the net purchases of short-term marketable securities of $4.2 million and purchases of property and equipment of $4.1 million, consisting principally of equipment to upgrade the storage and access systems for our digital music archive. Our discontinued operation, Overpeer, used net cash in investing activities of approximately $1.8 million, primarily related to purchases of property and equipment. In addition, net cash of approximately $555,000 was used related to our acquisitions of OD2 and Overpeer. This was partially offset by proceeds of approximately $1.0 million from assets held for sale. For 2003, net cash provided by investing activities was $1.7 million and was comprised principally of net sales of short-term marketable securities of $518,000 and payments received on loans made to related parties of $1.2 million.
      Cash used in financing activities in the year ended December 31, 2005 was approximately $872,000, consisting primarily of principal payments on our debt and capital lease obligations of $1.1 million, adjusted net proceeds from private equity financing of negative $464,000, partially offset by net proceeds from the exercise of stock options of $727,000. Cash provided by financing activities in 2004 was $41.0 million, consisting primarily of net proceeds from the private equity financing in February 2004 of $18.9 million, net proceeds from the private equity financing in December 2004 of $23.5 million and proceeds from the exercise of stock options and warrants of $1.2 million. This was partially offset by principal payments on our debt and capital lease obligations of $1.3 million and the repayment in full of our line of credit for $1.3 million. Cash provided by financing activities was $16.3 million in 2003 and consisted primarily of net proceeds from a private equity financing transaction of $11.4 million in August 2003, net borrowings under our line of credit and term loan facilities of $3.3 million and proceeds from exercise of stock options and warrants of $2.0 million, offset partially by repurchases of stock of $425,000.
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
      In March 2005, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Term Loan”) with Silicon Valley Bank (“SVB”). The Amended Term Loan amends and restates our December 31, 2003 loan and security agreement with SVB (the “Original Loan Agreement”). There are three primary components of the Amended Term Loan as follows:

•	A term loan in the amount of $3.0 million, with a balance as of December 31, 2005, of approximately $1.0 million. The term loan bears interest at an annual rate of 0.5% above the prime interest rate (which rate was previously 1.25% above the prime interest rate under the terms of the December 31, 2003 loan and security agreement). Payments of principal and interest total $83,333 per month for 36 months from December 31, 2003. Once repaid, the term loan may not be reborrowed.

•	An equipment term loan facility, which expired October 31, 2005, and with a balance as of December 31, 2005 of zero.

•	A guidance line facility in the amount of $1.5 million, which is available through March 29, 2006, with a balance as of December 31, 2005, of zero.
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
      In December 2005, we notified SVB that we were not in compliance with a restrictive financial covenant under the Amended Term Loan agreement that requires us to maintain a certain minimum tangible net worth, as defined in the amended agreement. We subsequently established a certificate of deposit in the amount of approximately $1.0 million, which was equal to the then outstanding loan balance.
      At December 31, 2005, approximately $810,000 of other restricted cash is held in investment accounts that are pledged as collateral in connection with agreements with a customer, certain financial institutions and leasing companies.
      We currently anticipate that we will continue to experience fluctuations in results of operations for the foreseeable future as we:

•	Focus our operations on our key European markets and customers;

•	Seek to replace revenue from our anticipated loss of encoding services revenue previously generated from encoding the EMI Music catalog;

•	Continue efforts to develop our mobile music services offerings;

•	Increase or decrease research and development spending;

•	Increase or decrease sales and marketing activities; and

•	Improve our operational and financial systems.
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
      We conduct our operations in two primary functional currencies: the United States dollar and the British pound. Since our acquisition of OD2 in June 2004, fluctuations in foreign exchange rates have had a significant impact on our financial condition and results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in British pounds, except outside of the UK, where we invoice our customers primarily in euros. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. In 2005 and 2004, our exposure to foreign exchange rate fluctuations also arose primarily accrued acquisition consideration relating to the OD2 transaction. In 2006 we expect our exposure to foreign exchange rate fluctuations to arise from intercompany payables and receivables to and from our foreign subsidiaries. For the year ended December 31, 2005 and 2004, we recognized a net transaction gain of approximately $367,000 and a net transaction loss of $833,000 of net transaction gains on accrued acquisition consideration related to the OD2 transaction.

Contractual Obligations
      The following table provides aggregated information about our contractual obligations as of December 31, 2005 (in thousands):

	Payments Due by Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual Obligations
Long-term debt	$1,000	$1,000	$—	$—	$—
Operating leases(1)	2,649	1,290	1,256	103	—
Bandwidth and co-location purchase obligations(2)	665	643	22	—	—

Total contractual obligations	$4,314	$2,933	$1,278	$103	$—

(1)	Our future minimum rental commitments under noncancellable leases comprise the majority of the operating lease obligations presented above. We expect to fund these commitments with existing cash and cash flows from operations.

(2)	Many of the contracts underlying these obligations contain renewal provisions, generally for a period of one year. In addition, amounts payable under these contracts may vary based on the volume of data transferred. The amounts in the table represent the base fee amount. We also have contracts for bandwidth and collocation services that run on a month-to-month basis and for which there are no unconditional obligations. Monthly amounts due under the month-to-month contracts are not material and have been excluded from the table above.
     Also excluded from the table above are the following:

•	Deposits and deferred revenue of $6.4 million, net of related receivables, has been excluded from the table above as the liabilities will not be settled in cash.

•	The expected issuance of up to approximately 222,000 additional shares of Loudeye common stock, representing shares to be issued to OD2 option holders issuable upon exercise of OD2 options assumed by Loudeye in connection with the OD2 acquisition in June 2004. The associated common stock payable of approximately $321,000 has been excluded as the related liability will not be settled in cash.

•	Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specifically fixed or minimum quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. There were no other known contracts or purchase orders exceeding $100,000 in the aggregate.

      Since inception, we have sustained substantial net losses to sustain our growth and establish our business. We expect the following additional items, among others, may represent significant uses of capital resources in the foreseeable future:

•	We have continuing payment obligations under existing arrangements with certain licensors of copyrighted materials that will require payments for content fees and royalties on music delivered to end consumers. As of December 31, 2005, approximately $4.9 million of these amounts are included in accrued and other liabilities in the accompanying consolidated balance sheets. Content fees and royalties on music are due to music labels based on net revenue and online music distribution volumes. As net revenue and online service volumes fluctuate, our payment obligations for content fees and royalties fluctuate proportionally.

•	Loudeye has entered into various agreements that allow for incorporation of licensed or copyrighted material into its services. Under these agreements, Loudeye is required to make royalty payments to the recorded music companies (record labels), publishers and various other rights holders. Some of these agreements require quarterly or annual minimum payments which are or are not recoupable based upon actual usage, based on the terms of the agreement. Other royalty agreements require royalty payments based upon a percentage of revenue earned from the licensed service. Royalty costs incurred under these agreements are recognized over the periods that the related revenue is recognized and are included in cost of revenue. As of the date of this filing, obligations under these agreements total approximately $1.3 million and are payable in various quarterly installments through March 2007. Advances made under the terms of these agreements are recoupable against future royalty costs incurred during the applicable term.

•	The landscape for digital media content distribution licensing is complex and changing, especially in Europe. We may in the future be required to pay additional royalties in respect of our use and licensing of copyrighted content, and we are currently a party to litigation in France relating to alleged additional royalty amounts owed for prior use of copyrighted content.

•	We may enter into future transactions where we acquire complementary businesses. Such acquisitions may require the use of our capital resources.
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
      Warrants. At December 31, 2005, there were 5,951,606 shares of common stock issuable upon the exercise of outstanding warrants, with exercise prices ranging from $1.75 to $9.55 and a weighted average exercise price of $2.22 per share. Of these outstanding warrants, warrants to purchase 5,040,002 shares of our common stock were issued on December 23, 2004, in connection with our private placement transaction to 14 accredited investors. These warrants have an exercise price of $2.25 per share and are exercisable until the fifth anniversary of the date of issuance. If all of these warrants were exercised in cash prior to their expiration dates, Loudeye would receive aggregate proceeds of approximately $13.2 million. Certain of these warrants contain cashless exercise provisions which permit the holders, under certain circumstances, to deduct the exercise price of the warrants from the number of shares issued upon exercise of the warrants, which would reduce the proceeds we would receive upon such warrant exercise.
      In addition, in February 2006, warrants to purchase 12,375,000 shares of Loudeye’s common stock were issued in connection with a private placement transaction. These warrants have an exercise price of $0.68 per share and are not exercisable until August 22, 2006, and are then exercisable until the fifth anniversary of the date of issuance. These warrants may be exercised for cash or on a cashless exercise basis. If all of these warrants are exercised for cash, we would receive aggregate gross proceeds of approximately $8.4 million.
      Loudeye has issued warrants to investors in private placement transactions as part of the consideration to such investors for their investment in Loudeye. Exercises of these warrants for cash would increase our cash balance, however we cannot assure whether or when such warrants may be exercised, if at all.
      Other. In February 2005, we entered into a twelve month agreement in the ordinary course of business with an internet service provider (ISP) in Europe, under which we will provide the ISP’s customers with promotional credits that may be redeemed for a range of digital media download services through February 2006. We will receive a fixed fee of approximately €1.8 million (approximately $2.2 million based on December 31, 2005 exchange rates) under the agreement, of which we recognized approximately €1.4 million (approximately $1.7 million based on December 31, 2005 exchange rates) and will recognize approximately €375,000 (approximately $444,000 based on December 31, 2005 exchange rates) during first quarter 2006. As of December 31, 2005, deferred revenue related to this agreement was zero, net of related receivables of approximately €78,000 (approximately $92,000 based on December 31, 2005 exchange rates), and deposits related to this agreement were approximately €300,000 (approximately $355,000 based December 31, 2005 exchange rates). Because the transaction is denominated in Euros and we currently do not hedge the arrangement, we could be subject to foreign currency gains or losses. As of the date of this filing, no losses have been incurred or estimated under this agreement.

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
      During the year ended December 31, 2005, the impact of changes in interest rates on the fair market value of our cash and cash equivalents and marketable securities caused an insignificant change in our net loss. Based on our invested cash and cash equivalents, marketable securities and restricted cash balances of approximately $10.9 million at December 31, 2005, a one percent change in interest rates would cause a change in interest income of approximately $109,000 per year. Due to the investment grade level of our investments, we anticipate no material market risk exposure. In addition, our term loan is based on the prime rate. Based on the approximately $1.0 million balance outstanding at December 31, 2005, a one percent increase in the prime rate would increase our interest expense by approximately $10,000 per year.

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
      During the years ended December 31, 2005 and 2004, we recorded a net foreign exchange transaction gain of approximately $367,000 and a net foreign exchange transaction loss of approximately $833,000. In addition, the results of operations of OD2 are exposed to foreign exchange rate fluctuations as the financial results of this subsidiary are translated from the local currency to U.S. dollars upon consolidation. Because of the significance of the operations of OD2 to our consolidated operations, as exchange rates vary, net sales and other operating results, when translated, may differ materially from our prior performance and our expectations. In addition, because of the significance of our overseas operations, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our services and further negatively impact the results of our operations in a material and adverse manner. As a result of these market risks, the price of our stock could decline significantly and rapidly.

Item 8.     Financial Statements.
LOUDEYE CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL
To the Board of Directors and Stockholders of
Loudeye Corp.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Loudeye Corp. and Subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Loudeye Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Loudeye Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Loudeye Corp. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended, and our report dated March 14, 2006 expressed an unqualified opinion thereon.
/s/ Moss Adams LLP
Seattle, Washington
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of
Loudeye Corp.
      We have audited the accompanying consolidated balance sheets of Loudeye Corp. and subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loudeye Corp. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations, and has an accumulated deficit and a net working capital deficiency at December 31, 2005. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Loudeye Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2006 expressed an unqualified opinion thereon.
/s/ Moss Adams LLP
Seattle, Washington
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
and Stockholders of Loudeye Corp.
      In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity, and of cash flows for the year ended December 31, 2003 present fairly, in all material respects, the results of operations and cash flows of Loudeye Corp. (formerly Loudeye Technologies, Inc.) and its subsidiaries (the “Company”) for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
      March 18, 2004, except for the second, third and fourth paragraphs of Note 1, which appear in the consolidated financial statements in the Company’s Form S-1 dated February 9, 2005 and are not presented herein as to which the date is December 13, 2004; and except for the revisions of classifications disclosed in Note 2 of this Form 10-K as to which the date is March 30, 2005; and except for the reclassification of operating segments in Note 17 of this Form 10-K as to which the date is March 13, 2006.

LOUDEYE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except per
	share amounts)
ASSETS
Cash and cash equivalents	$6,932	$28,978
Marketable securities	2,113	9,016
Accounts receivable, net of allowances of $292 and $200	5,132	4,847
Prepaids and other current assets	1,212	1,226
Restricted cash	1,810	—
Current assets of discontinued operations	5	1,444

Total current assets	17,204	45,511
Long-term marketable securities	—	2,288
Restricted cash	—	2,393
Property and equipment, net	4,686	4,129
Goodwill	44,213	41,070
Intangible assets, net	3,116	2,541
Other assets, net	189	431
Assets of discontinued operations	—	5,345

Total assets	$69,408	$103,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,701	$3,443
Accrued compensation and benefits	825	923
Accrued and other liabilities	6,531	4,769
Accrued special charges	—	403
Accrued acquisition consideration	—	15,924
Deposits and deferred revenue	6,061	4,343
Current portion of long-term debt and capital lease obligations	1,000	1,135
Current liabilities of discontinued operations	981	782

Total current liabilities	19,099	31,722
Deposits and deferred revenue, net of current portion	350	1,343
Common stock payable related to acquisition	321	3,193
Long-term debt and capital lease obligations, net of current portion	—	1,000

Total liabilities	19,770	37,258
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000 shares authorized, none outstanding	—	—
Common stock, additional paid-in capital and warrants; for common stock $0.001 par value, 250,000 shares authorized in 2005, 150,000 shares authorized in 2004; 115,368 shares issued and outstanding in 2005 and 99,021 shares issued and outstanding in 2004	296,020	273,958
Deferred stock compensation	(888)	(111)
Accumulated deficit	(242,645)	(209,284)
Accumulated other comprehensive income(loss)	(2,849)	1,887

Total stockholders’ equity	49,638	66,450

Total liabilities and stockholders’ equity	$69,408	$103,708

See notes to consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
REVENUE	$27,041	$14,033	$11,948
COST OF REVENUE(1)	25,082	10,336	8,076

Gross profit	1,959	3,697	3,872
OPERATING EXPENSES:
Sales and marketing(1)	6,412	4,200	3,286
Research and development(1)	8,404	3,726	1,688
General and administrative(1)	13,057	10,658	8,656
Amortization of intangible assets	235	92	831
Stock-based compensation(1)	250	199	1,298
Special charges — goodwill impairments	—	—	5,307
Special charges — other	(43)	312	1,913

Total operating expenses	28,315	19,187	22,979
LOSS FROM OPERATIONS	(26,356)	(15,490)	(19,107)
OTHER INCOME (EXPENSE):
Interest income	625	377	347
Interest expense	(160)	(201)	(286)
Gain on sale of media restoration assets	—	156	—
Increase in fair value of common stock warrants	—	—	(248)
Other income (expense), net	313	(839)	120

Total other income (expense)	778	(507)	(67)

Loss from continuing operations	(25,578)	(15,997)	(19,174)
Loss from discontinued operations	(7,783)	(400)	—

NET LOSS	$(33,361)	$(16,397)	$(19,174)

LOSS PER SHARE — BASIC AND DILUTED:
From continuing operations	$(0.24)	$(0.22)	$(0.39)
From discontinued operations	(0.07)	—	—

Net loss per share — basic and diluted	$(0.31)	$(0.22)	$(0.39)

Weighted average shares outstanding — basic and diluted	107,652	73,845	49,797

(1)	Stock-based compensation, consisting of amortization of deferred stock-based compensation and the fair value of options issued to non-employees for services rendered, is allocated as follows:

	Years Ended December 31,

	2005	2004	2003

Cost of revenue	$92	$117	$62
Sales and marketing	(3)	49	47
Research and development	15	83	57
General and administrative	238	67	1,194
See notes to consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock,
	Warrants and
	Additional Paid-In				Accumulated
	Capital		Deferred		Other	Total
			Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Compensation	Deficit	Income (Loss)	Equity

	(In thousands)
BALANCES, January 1, 2003	47,176	$194,195	$(130)	$(173,713)	$—	$20,352
Repurchase of common stock	(1,469)	(425)	—	—	—	(425)
Stock option and warrant exercises and shares issued under ESPP	2,084	2,023	—	—	—	2,023
Shares issued in private placement	7,839	9,975	—	—	—	9,975
Conversion of common stock warrants from a liability to equity	—	1,704	—	—	—	1,704
Shares issued to pay accrued acquisition consideration	636	1,118	—	—	—	1,118
Shares issued for prior acquisitions and accrued bonus	629	25	—	—	—	25
Deferred stock-based compensation	—	544	(544)	—	—	—
Amortization of deferred stock-based compensation, net of cancellations	—	—	460	—	—	460
Stock-based compensation	79	900	—	—	—	900
Issuance of common stock warrants	—	75	—	—	—	75
Net loss	—	—	—	(19,174)	—	(19,174)

BALANCES, December 31, 2003	56,974	210,134	(214)	(192,887)	—	17,033
Stock option and warrant exercises and shares issued under ESPP	1,623	1,202	—	—	—	1,202
Shares issued in private placements	27,611	42,308	—	—	—	42,308
Shares issued for acquisitions	11,418	17,975	—	—	—	17,975
Shares issued in payment of accrued acquisition consideration	1,395	2,044	—	—	—	2,044
Deferred stock-based compensation	—	380	(380)	—	—	—
Amortization of deferred stock-based compensation, net of cancellations	—	(207)	483	—	—	276
Stock-based compensation	—	(10)	—	—	—	(10)
Issuance of common stock warrants	—	132	—	—	—	132
Comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	(85)	(85)
Foreign currency translation adjustment	—	—	—	—	1,972	1,972
Net loss	—	—	—	(16,397)	—	(16,397)

Total comprehensive loss	—	—	—	—	—	(14,510)

BALANCES, December 31, 2004	99,021	273,958	(111)	(209,284)	1,887	66,450
Stock option exercises	4,342	3,597	—	—	—	3,597
Damages related to 2004 private equity transaction	—	(464)	—	—	—	(464)
Cancellation of escrowed Overpeer and other shares	(83)	(182)	—	—	—	(182)
Issuance of escrowed shares	3,537	5,129	—	—	—	5,129
Shares issued in payment of accrued acquisition consideration	7,001	12,859	—	—	—	12,859
Issuance of restricted stock under stock-based compensation plan, net of cancellations	1,550	1,131	(1,131)	—	—	—
Vesting of restricted stock	—	—	248	—	—	248
Deferred stock-based compensation		84	(84)	—	—	—
Amortization of deferred stock-based compensation, net of cancellations	—	(104)	190	—	—	86
Stock-based compensation	—	12	—	—	—	12
Comprehensive loss:
Unrealized gain on marketable securities	—	—	—	—	74	74
Foreign currency translation adjustment	—	—	—	—	(4,810)	(4,810)
Net loss	—	—	—	(33,361)	—	(33,361)

Total comprehensive loss	—	—	—	—	—	(38,097)

BALANCES, December 31, 2005	115,368	$296,020	$(888)	$(242,645)	$(2,849)	$49,638

See notes to consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES
Net loss	$(33,361)	$(16,397)	$(19,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	7,783	400	—
Depreciation and amortization	3,334	2,308	2,378
Special charges and other non cash items	(65)	(164)	6,744
Stock-based compensation	342	316	1,360
Foreign currency transaction (gain) loss	(367)	833	—
Increase in fair value of common stock warrants	—	—	248
Operating cash flows from discontinued operations	(1,705)	(513)	—
Changes in operating assets and liabilities, net of amounts acquired in purchases of businesses:
Accounts receivable	(423)	(1,610)	326
Prepaids and other assets	666	(299)	1,889
Accounts payable	357	(1,396)	36
Accrued compensation and benefits and accrued and other liabilities	1,169	279	(1,916)
Accrued special charges	(360)	(1,024)	—
Deposits and deferred revenue	1,127	2,534	408
Assets and liabilities held for sale	—	—	402

Net cash used in operating activities	(21,503)	(14,733)	(7,299)

INVESTING ACTIVITIES
Purchases of property and equipment	(2,342)	(4,087)	(115)
Purchases of intangibles	(161)	—	—
Proceeds from sales of property and equipment	—	—	185
Cash paid for acquisition of businesses and technology, net	—	(555)	(82)
Proceeds received from assets and liabilities held for sale	—	996	—
Payments received on loans made to related party and related interest	—	—	1,187
Payments of accrued acquisition consideration	(5,640)	—	—
Release of restricted cash	226	175	—
Purchases of marketable securities	(750)	(20,015)	(11,750)
Sales of marketable securities	10,411	15,834	12,268
Investing cash flows from discontinued operations	(1,252)	(1,785)	—

Net cash provided by (used in) investing activities	492	(9,437)	1,693

FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of stock options and warrants	727	1,202	2,023
Proceeds from private equity financings, net	(464)	42,403	11,431
Proceeds from line of credit and debt	—	—	8,320
Principal payments on debt, line of credit and capital lease obligations	(1,135)	(2,644)	(5,043)
Repurchase of common stock from related party	—	—	(425)

Net cash provided by (used in) financing activities	(872)	40,961	16,306

Effect of foreign currency translation on cash	(163)	(293)	—

Net increase (decrease) in cash and cash equivalents	(22,046)	16,498	10,700

Cash and cash equivalents, end of period	$6,932	$28,978	$12,480

Supplemental disclosures:
Cash paid for interest	$115	$216	$200
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Risks and Going Concern

Business
      Loudeye is a worldwide leader in business-to-business digital media services that facilitate the distribution, promotion and sale of digital media content for media and entertainment, mobile communications, consumer products, consumer electronics, retail, and ISP customers. Loudeye’s services enable its customers to outsource the management and distribution of audio and video digital media content over the Internet and other electronic networks. Loudeye’s proprietary consumer-facing e-commerce services, combined with our technical infrastructure and back-end solutions, comprise an end-to-end service offering, from digital media content services, such as the hosting, storage, encoding, and management of media assets for content owners, to turn-key, fully-outsourced digital media distribution and promotional services, such as private-labeled digital music services, including mobile music services, to digital media content services, such as encoding, music samples services, Internet radio, hosting and webcasting services. Loudeye’s outsourced solutions can decrease time-to-market while reducing the complexity and cost of digital asset management and distribution compared with internally developed alternatives, and they enable Loudeye’s customers to provide branded digital media service offerings to their users while supporting a variety of digital media technologies and consumer business models.

Risks
      Inherent in Loudeye’s business are various risks and uncertainties, including the limited operating history of certain of its service offerings and challenges involved with the licensing and digital distribution of audio and video content over the Internet. Loudeye’s success will depend, among other things, on the acceptance of its technology and services, the ability to generate related revenue and the ability to secure adequate funding to support ongoing operations.

Going Concern
      The accompanying audited consolidated financial statements have been prepared assuming that Loudeye will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements. However, Loudeye has incurred net losses since inception, has an accumulated deficit of approximately $242.6 million at December 31, 2005, has experienced negative cash flows from operations in substantially all quarters of its operations since inception, had a negative working capital balance as of December 31, 2005 of $1.9 million, and the expansion and development of Loudeye’s business will require significant capital. These factors, among others, raise substantial doubt about Loudeye’s ability to continue as a going concern. Management is implementing plans to address Loudeye’s liquidity needs, including restructuring Loudeye’s operations, reducing its work force, divesting or discontinuing the operations of acquired companies, renegotiating existing agreements with customers and vendors, and taking other actions to limit Loudeye’s expenditures. In February 2006, Loudeye completed an equity financing transaction raising net proceeds of approximately $7.6 million. However, Loudeye may require additional capital to fund its ongoing operations. Loudeye’s history of declining market valuation and volatility in Loudeye’s stock price could make it difficult for Loudeye to raise capital on favorable terms, or at all. Any financing Loudeye obtains may dilute or otherwise impair the ownership interest of its current stockholders. If Loudeye fails to generate positive cash flows or fails to obtain additional capital when required, Loudeye could modify, delay or abandon some or all of its business and expansion plans. The accompanying audited financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Marketable Securities
      Loudeye has classified as available-for-sale all marketable debt and equity securities for which there is a determinable fair market value and no restrictions on Loudeye’s ability to sell within the next 24 months. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). Loudeye has classified securities with a remaining contractual maturity of greater than one year as long term marketable securities. At December 31, 2005, all of Loudeye’s available for sale marketable securities have contractual maturities within one year. The cost basis for determining realized gains and losses on available-for-sale securities is determined on the specific identification method.

      The following table summarizes the composition of Loudeye’s cash, cash equivalents, and available-for-sale marketable securities at December 31, 2005 and 2004 (in thousands):

	December 31,

	2005	2004

Cash and cash equivalents:
Cash	$4,616	$5,721
Money market mutual funds	2,316	23,257

Total cash and cash equivalents	6,932	28,978

Marketable securities:
Corporate notes & bonds	2,113	5,738
Commercial paper & CDs	—	1,289
U.S. Government agency securities	—	1,989

Total marketable securities	2,113	9,016

Long-term marketable securities:
Corporate notes & bonds	$—	$2,288

Total long-term marketable securities	—	2,288

Total cash, cash equivalents and marketable securities	$9,045	$40,282

      The gross unrealized gains or losses on available-for-sale securities at December 31, 2005 and December 31, 2004 and the gross realized gains or losses on the sale of available-for-sale securities for the year ended December 31, 2005 and 2004 were immaterial and are therefore not shown. Loudeye has concluded that unrealized losses are temporary due to Loudeye’s ability to realize its investments at maturity.

Restricted Cash
      At December 31, 2005, restricted cash represents approximately $1.0 million of cash equivalents pledged as collateral against a term loan and approximately $810,000 of cash equivalents pledged as collateral in connection with agreements with a customer, certain financial institutions and leasing companies. In accordance with the terms of the agreements, the restricted cash has been classified as current in the accompanying consolidated balance sheets.

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

Goodwill
      Loudeye accounts for goodwill in accordance with Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill deemed to have indefinite life is not amortized, but is subject to, at a minimum, annual impairment tests. Loudeye assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Impairment is tested at the reporting unit level by comparing the fair value of a reporting unit with its carrying amount including goodwill. Fair values are determined based on valuations that rely on the market and income approaches. The market approach makes use of market price data of stocks of companies engaged in the same or similar lines of business as Loudeye. The income approach uses future projections of cash flows from each of our reporting units and includes, among other estimates, projections of future revenue and operating expenses, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital. Our evaluations of fair values include analyses based on the future cash flows generated by the underlying assets, estimated trends and other relevant determinants of fair value for these assets. If the carrying amount of the reporting unit exceeds its fair value, goodwill of the reporting unit is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. Loudeye has determined that it had two reporting units for purposes of FAS 142 in 2005 and 2004; its OD2 subsidiary, which was acquired in June 2004, and its Overpeer subsidiary, which was acquired in March 2004. In connection with the cessation of the Overpeer business, Loudeye determined that the goodwill related to the Overpeer acquisition was impaired as discussed further in Note 4. Loudeye performs its annual impairment test as of November 30 of each year, and determined there to be no impairment in 2005 or 2004 other than the impairment which was recognized in connection with the cessation of Overpeer’s operations. There were no events or circumstances from the date of our assessment through December 31, 2005 that would impact this assessment.
      The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Years Ending
	December 31,

	2005	2004

Beginning balance	$41,070	$—
Goodwill from OD2 acquisition	3,143	41,070

	$44,213	$41,070

Impairment of Long-Lived Assets
      Long lived assets, other than goodwill, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets are considered held for sale when certain criteria are met, including: management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In connection with the cessation of the Overpeer business, Loudeye determined that the goodwill related to the Overpeer acquisition was impaired as discussed further in Note 4. Based on the annual goodwill test for impairment that Loudeye performed as of November 30 of each year, Loudeye determined there to be no impairment in 2005 or 2004 other than the impairment which was recognized in connection with the cessation of Overpeer’s operations. There were no events or circumstances from the date of our assessment through December 31, 2005 that would impact this assessment.

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
      Loudeye is exposed to credit risk due to its extension of credit to its customers. Loudeye’s customer base is dispersed across different geographic areas throughout North America and Europe and consists of customers in numerous industries. Loudeye performs initial and ongoing evaluations of its customers’ financial condition and generally extends credit on open account, requiring deposits or collateral as deemed necessary. At December 31, 2005, one customer accounted for 13% and another customer accounted for 12% of Loudeye’s accounts receivable.
      During the year ended December 31, 2005, one customer accounted for 10% of Loudeye’s revenue and another customer accounted for approximately 19% of Loudeye’s revenue. During the year ended December 31, 2004 one customer accounted for 21% of Loudeye’s revenue.

Revenue Recognition
      Substantially all of Loudeye’s revenue is derived from Loudeye’s digital media service offerings including digital media store services (which include music store services), encoding services, samples services, Internet radio services, hosting services, and live and on-demand webcasting services.
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
      Digital media store services revenue. Digital media store services, including music store services, grew significantly following Loudeye’s acquisition of OD2 in June 2004. Loudeye derives its revenue from digital media store services in three primary areas:

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
      Internet radio, hosting and webcasting services revenue. Internet radio services are provided to customers using Loudeye’s proprietary media software, tools and processes. Internet radio services can consist of the rebroadcast over the Internet of a customer’s over-the-air radio programming. Services provided may also include play list selection and programming services for online radio channels. Under the provisions of SAB 104 and EITF 00-21, revenue from the sale of Internet radio services is recognized on a monthly basis as the services are provided and customers are typically billed monthly in arrears.
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
      Software license revenue. In the limited circumstances in which Loudeye sells software products, Loudeye recognizes revenue associated with the license of software in accordance with SOP 97-2. Revenue from software license sales accounted for less than 1% of Loudeye’s revenue in 2005 and 2004 and less than 3% of Loudeye’s revenue in 2003. Under the provisions of SOP 97-2, in software arrangements that involve rights to multiple services, Loudeye allocates the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. Elements included in multiple element arrangements consist of software, intellectual property, implementation services, maintenance and consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not sold separately, the price established by management, if it is probable that the price, once established, will not change before market introduction.

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
      In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment” (FAS 123R) that amends FAS 123, and FAS No. 95, “Statement of Cash Flows” and supersedes APB 25. As of January 1, 2006, FAS 123R requires Loudeye to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. FAS 123R also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which Loudeye issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition.
      FAS 123R permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      In November 2005, the FASB issued final FASB Staff Position FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123 R-3”). FSP 123 R-3 provides an alternative method of calculating excess tax benefits (the Additional Paid in Capital (“APIC”) pool) from the method defined in FAS 123R and requires Loudeye to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in FAS 123R, or the alternative transition method as described in FSP 123 R-3. A one-time election to adopt the transition method in FSP 123 R-3 is available to Loudeye for up to one year from January 1, 2006, Loudeye’s initial adoption of FAS 123R. Loudeye continues to evaluate the impact that the adoption of this FSP could have on its consolidated financial statements.

      Loudeye adopted FAS 123R on January 1, 2006 and will use the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. Loudeye expects the adoption to result in the recognition of stock-based compensation expense of approximately $1.3 million to $1.6 million, based on a range of forfeiture rates, for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006. The expense for stock options granted during 2006 cannot be determined at this time due to the uncertainty of Loudeye’s stock price, the related Black-Scholes fair value and the timing of future grants.
      The following table illustrates the effect on net loss and net loss per share if Loudeye had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation awards (in thousands except per share amounts):

	Years Ended December 31,

	2005	2004	2003

Net loss, as reported	$(33,361)	$(16,397)	$(19,174)
Add: stock-based employee compensation expense under APB 25 included in reported net loss	275	239	593
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(1,888)	(3,062)	(929)

Pro forma net loss	$(34,974)	$(19,220)	$(19,510)

Net loss per share:
Basic and diluted — as reported	$(0.31)	$(0.22)	$(0.39)
Basic and diluted — pro forma	$(0.32)	$(0.26)	$(0.39)
      Pro forma stock-based compensation amounts reported above reflect the correction of certain errors discovered in Loudeye’s stock option tracking software, which resulted in an overstatement of pro forma stock-based compensation disclosed in 2005 and in 2004. The most significant error was related to the expected life assumption used in the Black-Scholes pricing model during 2004. The errors caused an overstatement of the expected life variable used to value all stock options, which in turn resulted in a corresponding overstatement of stock-based compensation. These errors had the effect of overstating pro forma stock-based compensation reported for the nine months ended September 30, 2005 by $1.1 million and by $1.2 million for the year ended December 31, 2004. Pro forma net loss per share reported for the nine months ended September 30, 2005 was overstated by $0.02 per share and by $0.01 per share for the year ended December 31, 2004.
      To determine compensation expense under FAS 123, Loudeye used the following assumptions:

	2004	2004	2003

Risk-free interest rates	2.33-5.71%	2.33-5.71%	2.68- 5.71%
Expected lives	2-3 years	3 years	5 years
Expected dividend yields	0%	0%	0%
Expected volatility	95-120%	115-120%	135- 136%

Advertising
      Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and was not material in 2005, 2004, and 2003.

Comprehensive Loss
      Comprehensive loss is comprised of net loss, foreign currency translation adjustments and net unrealized gains (losses) on available-for-sale marketable securities and is presented in the accompanying consolidated statement of stockholders’ equity.

Foreign Currencies
      Loudeye considers the functional currency of its foreign subsidiaries to be the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as foreign currency translation adjustment and included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions, which were a net gain of approximately $367,000 during the year ended December 31, 2005 and a net loss of $833,000 during the year ended December 31, 2004, are included in the consolidated statements of operations.

Income Taxes
      Loudeye accounts for income taxes under the asset and liability method as set forth in FAS No. 109, “Accounting for Income Taxes,” under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and operating loss and tax credit carry forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities and operating loss and tax credit carry forwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carry forwards are expected to be recovered or settled.

Segments
      Loudeye has adopted FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” (FAS 131) which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its services, geographic areas and major customers. Loudeye’s chief operating decision maker is considered to be its Chief Executive Officer and staff, or Senior Leadership Team (SLT). During 2004, the SLT reviewed discrete financial information regarding profitability of Loudeye’s digital media services and media restoration services, and therefore in 2004 Loudeye reported those as operating segments as defined by FAS 131. In January 2004, Loudeye transferred substantially all of the assets of its media restoration services subsidiary, VidiPax, Inc., or VidiPax, to a company controlled by VidiPax’s general manager. In May 2004, Loudeye completed the sale of this media restoration services business. While Loudeye will have ongoing rights to co-market and resell media restoration services for two years after the sale, media restoration services did not represent a significant portion of Loudeye’s revenue in 2005 or 2004, nor does Loudeye expect it to represent a significant portion of our revenue in the future. Management has determined that during the year ended December 31, 2005, Loudeye operated in only one segment, digital media services. Media restoration services have been reclassified to a component of digital media services in all prior periods presented.

Revisions of Classifications
      During the preparation of Loudeye’s financial statements for the year ended December 31, 2004, Loudeye made revisions of classification with regard to expenses incurred during the year ended December 31, 2003. Such revisions of classification had no impact on net loss, stockholders’ equity or cash flows as previously reported. These revisions related to the following:

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

•	Amortization of Intangible Assets. Loudeye revised its classification of amortization of acquired technology and capitalized software costs totaling approximately $269,000 in 2003 from operating expenses — amortization of intangibles to cost of revenue in the current presentation as we determined that these expenses were more appropriately classified as cost of revenue in accordance with FAS 86 and related accounting literature.

•	Impairment of Intangible Assets. Loudeye revised its classification of impairment charges related to acquired technology and capitalized software costs totaling approximately $601,000 in 2003 from operating expenses — special charges — other to cost of revenue in the current presentation as Loudeye determined that these charges were more appropriately classified as cost of revenue in accordance with FAS 86 and related accounting literature

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

Recent Accounting Pronouncements
      In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies FAS No. 143, “Accounting for Asset Retirement Obligations,” such that conditional asset retirement obligations require recognition at fair value if they can be reasonably estimated. These rules are effective December 31, 2005. Loudeye does not expect the impact of adopting FIN 47 to have a material effect on its results of operations or financial position.
      In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 is a replacement of APB No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by FAS 154. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Loudeye will adopt this pronouncement beginning in fiscal year 2006.

      In November 2005, the FASB issued FASB Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP No. 115-1). FSP No. 115-1 amends FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and includes guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP No. 115-1 also requires an other-than-temporary impairment of debt and equity securities to be written down to its impaired value, which becomes the new cost basis. FSP No. 115-1 is effective for fiscal years beginning after December 15, 2005. Loudeye will continue to evaluate the application of FSP No. 115-1; however, Loudeye does not believe adoption will have a material effect on its financial position, results of operations or cash flows.

3.	Acquisitions

On Demand Distribution Limited
      On June 22, 2004, Loudeye commenced a tender offer to acquire 100% of the outstanding shares of On Demand Distribution Limited (“OD2”), a privately held digital music provider based in Europe. Loudeye acquired 93% of the shares of OD2 upon commencement of the tender offer. As of August 17, 2004 Loudeye acquired the remaining 7% of OD2’s shares on the same terms from the remaining shareholders of OD2. The acquisition was accounted for using the purchase method of accounting for business combinations in accordance with FAS 141.
      The initial aggregate purchase price can be summarized at June 22, 2004 and December 31, 2004 (based on exchange rates as of June 22, 2004) as follows (amounts in thousands):

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
      In connection with the OD2 acquisition, as of December 31, 2004 Loudeye was obligated to pay to former OD2 shareholders an additional £7.2 million (approximately $13.9 million based on exchange rates as of December 31, 2004), in incremental deferred payments through November 30, 2005. In January 2005, Loudeye issued 4,667,608 shares of its common stock to former OD2 shareholders to satisfy an installment of its deferred consideration payment obligation totaling approximately £4.0 million (approximately $7.7 million based on exchange rates as of December 31, 2004), of which 693,402 were held in escrow. Pursuant to a restructuring of the terms of the transaction in March 2005, Loudeye issued 3,026,405 shares (valued at approximately $5.2 million based on March 31, 2005 exchange rates) as satisfaction in full of the remaining deferred consideration obligations of approximately £3.2 million (or approximately $6.0 million based on March 31, 2005 exchange rates), of which 528,014 shares were held in escrow.
      In addition to the deferred payment obligations, Loudeye could have become obligated to pay to former OD2 shareholders contingent consideration of up to £10.0 million (approximately $19.3 million based on exchange rates as of December 31, 2004) if OD2 achieved certain financial performance targets during the period through November 30, 2006. As of December 31, 2004, Loudeye had accrued £1.1 million (approximately $2.1 million based on exchange rates as of December 31, 2004 and excluding escrow relating to the payment) with respect to the initial payment of contingent consideration for the period ended November 30, 2004, based on management’s determination that the contingency related to this payment obligation had been resolved beyond a reasonable doubt. Pursuant to the restructuring of the terms of the transaction, Loudeye paid $2.5 million in March 2005 and an additional $2.3 million in July 2005 in cash in full satisfaction of the maximum potential contingent payment obligations.
      Accrued acquisition consideration consisted of the following (in thousands):

	December 31,

	2005	2004

Accrued acquisition consideration	$—	$13,877
Accrued contingent consideration	—	2,047

	$—	$15,924

      The escrow shares and additional contingent consideration described above were not recorded as liabilities and were not included in determining the cost of acquiring OD2 as of December 31, 2004, since the resolution of the escrow shares and additional contingent consideration was still pending.
      In December 2005, upon expiration of the escrow period, Loudeye paid to certain former OD2 shareholders an additional £465,000 (approximately $800,000 based on December 31, 2005 exchange rates) that it had been holding in escrow and released the 3,537,191 shares that had been held in escrow. The additional consideration resulted in additional goodwill attributable to the OD2 acquisition.

Overpeer, Inc.
      In March 2004, Loudeye completed the acquisition of Overpeer, Inc. (“Overpeer”), a privately held company based in New York. Pursuant to the Agreement and Plan of Merger and Reorganization (“Merger Agreement”), among Loudeye, Privateer Acquisition Corp., a wholly owned subsidiary of Loudeye, Overpeer and certain of Overpeer’s stockholders. Privateer Acquisition Corp. was merged with and into Overpeer, with Overpeer continuing as the surviving company and a wholly-owned subsidiary of Loudeye (the “Merger”). As a result of the Merger, all of the outstanding capital stock of Overpeer was exchanged for a total of 1,752,772 shares of Loudeye’s common stock. The number of shares issued in the Merger was calculated by dividing $4.0 million by the volume weighted average closing share price of Loudeye’s common stock on each of the thirty consecutive trading days preceding the closing of the Merger, or $2.2821 per share. Of the shares issued in the Merger, 262,916 were to be held in escrow for one year and would be available during that time to satisfy indemnity claims under the Merger Agreement. In January 2005, one of the former Overpeer stockholders substituted $425,000 in cash for 186,234 of the shares held in escrow, resulting in a remaining escrow balance of $425,000 in cash and 76,682 shares of common stock. In February 2005, Loudeye delivered notice to the escrow agent and representative of the former Overpeer stockholders of claims for breach of representations and warranties under the merger agreement. In June 2005, Loudeye reached a settlement with the representative of the former Overpeer stockholders that resulted in the entire remaining escrow balance of cash and stock being returned to Loudeye. In connection with the settlement, Loudeye recorded a reduction of goodwill and additional paid in capital of approximately $175,000, representing the initial recorded value of the cancelled shares, and a reduction of goodwill of approximately $425,000 representing the escrowed cash which was returned. Overpeer ceased operations in December 2005 as discussed further in Note 4 “Discontinued Operations.”

4.	Discontinued Operations
      In March 2004, Loudeye acquired Overpeer. On December 9, 2005, Loudeye announced that Overpeer had ceased its content protection services operations effective immediately. Loudeye had been funding Overpeer’s operations under an intercompany loan agreement pursuant to which Loudeye held a security interest in all of the assets of Overpeer. In November 2005, Loudeye delivered Overpeer notice of default and acceleration of indebtedness pursuant to the intercompany loan agreement. Following Overpeer’s acknowledgment of default under intercompany loan agreement, Loudeye took possession of Overpeer’s assets and foreclosed on Overpeer’s assets in partial satisfaction of Overpeer’s outstanding indebtedness to Loudeye. Overpeer is presented as discontinued operations in our consolidated financial statements for the years ended December 31, 2005 and 2004.
      Loudeye has recorded certain non-cash impairment charges relating to a write-down of the carrying value of all of the goodwill and some of the long-lived assets associated with Loudeye’s wholly-owned subsidiary, Overpeer, in connection with the discontinuance of the Overpeer business. The fair values of each of these assets were estimated using primarily a probability weighted discounted cash flow method. The impairment of goodwill was determined under the two-step process required by FAS 142. The Overpeer technology, Overpeer’s customer relationships, Overpeer employee non-compete agreements, and Overpeer trademarks with an aggregate net book value of approximately $834,000 have no continuing value in ongoing operations as a result of the cessation of the Overpeer business. In addition, Loudeye has determined that the net book value of certain Overpeer fixed assets and leasehold improvements exceeded their estimated fair market value as of November 30, 2005, by approximately $591,000.
      Severance. Overpeer incurred approximately $200,000 in severance and related payroll costs associated with the closing of its operations which was paid during December 2005. In addition, a non-cash stock compensation expense of approximately $40,000 was recorded relating to acceleration of vesting of a restricted stock award to a former Overpeer employee.
      Overpeer Lease. Overpeer was a party to a lease agreement for premises located in New York City. The lease had a ten year term running through September 2015. Annual rent obligations under the lease were approximately $175,000, subject to annual adjustment. Under the lease, Loudeye was required to post an approximate $175,000 security deposit in the form of a letter of credit. In December 2005, the landlord drew down the letter of credit in full and terminated the lease. In February 2006, Overpeer, Loudeye and the landlord reached an agreement in principle for a settlement pursuant to which the Landlord released Overpeer and Loudeye from any future obligations with respect to the lease in exchange for the landlord retaining the approximate $175,000 security deposit and certain Loudeye-owned furniture with a net book value of approximately $80,000. For the year ended December 31, 2005, Loudeye included a charge of approximately $253,000 in loss from discontinued operations relating to the lease, offset in part by a deferred rent credit of approximately $80,000 resulting from the early lease termination.
      Savvis Communications Corp. Litigation. On December 15, 2005, Savvis Communications Corp. filed a complaint in Superior Court in Santa Clara County, California, against Overpeer and Loudeye relating to a May 2002 Master Services Agreement between Savvis and Overpeer for collocation and bandwidth services (the “Overpeer-Savvis Agreement”). The complaint alleges Overpeer breached the Overpeer-Savvis Agreement for non-payment. The complaint also contains alter ego allegations against Loudeye. The complaint seeks damages of $1.6 million consisting of $950,000 of allegedly unpaid invoices for services and approximately $600,000 in alleged early termination fees. The court has granted Savvis a writ of attachment over Overpeer’s assets located in the state of California. As noted above, Loudeye has foreclosed on its first priority security interest in Overpeer’s assets and Overpeer does not have sufficient assets in California (or elsewhere) to satisfy a judgment against it, if any. In February 2006, Overpeer and Loudeye filed a joint motion to compel arbitration of the dispute under the terms of the agreement between Savvis and Overpeer. The motion is scheduled to be heard on March 30, 2006. Loudeye assesses the probability of a judgment against Overpeer relating to the $950,000 in unpaid invoices as high. Loudeye is not a party to the Overpeer-Savvis Agreement. Loudeye intends to defend itself vigorously concerning the alter ego claims brought by Savvis. However, Loudeye cannot assess at this time the probability of an unfavorable outcome with respect to the claims brought against Loudeye.

      A summary of the special charges recorded during the year ended December 31, 2005 related to the cessation of the Overpeer business is included in the table below.

Goodwill impairment	$1,879
Customer lists and other intangible assets impairment	834
Property and equipment impairment	591
Employee severance and termination benefits	244
Facilities related charges (credits)	173

$3,721

The closure of Overpeer meets the criteria of a “component of an entity” as defined in FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). The operations and cash flow of those components have been eliminated from the ongoing operations of Loudeye as a result of the disposal, and Loudeye does not have any significant involvement in the operations of that component after the disposal transaction. Accordingly, in accordance with the provisions of FAS 144, the results of operations of Overpeer are reported as discontinued operations in the accompanying consolidated financial statements. The prior-year results of operations for Overpeer have been reclassified to conform to this presentation.
      Operational data for Overpeer is summarized as follows (in thousands):

	For the Years Ended
	December 31,

	2005	2004

Revenue	$1,823	$2,788
Net loss from discontinued operations	(7,783)	(400)
      Current liabilities from discontinued operations of approximately $981,000 and $782,000 at December 31, 2005 and 2004 are comprised primarily of $977,000 and $569,000 in accounts payable.

5.	Special Charges (Credits)
      Special charges (credits) for the year ended December 31, 2005 were ($43,000) and related to facilities consolidations. During 2005, Loudeye paid $360,000 of the $403,000 then remaining accrued special charge balance, as a final payment related to Loudeye’s former facility at 414 Olive Way, Seattle, Washington, and the $43,000 difference between the amount previously recorded in accrued special charges and the final settlement amounts of the underlying liabilities was reflected as a net credit to special charges (credits) in the consolidated statements of operations.
      Beginning in the fourth quarter of 2000 through the first quarter of 2003, Loudeye commenced a series of operational restructurings and facilities consolidations. As a result of these activities, Loudeye has recorded special charges in the years ended December 31, 2004 and 2003. Special charges for the year ended December 31, 2004 were $312,000. During 2004, Loudeye settled a suit for breach of lease related to its unoccupied facility at 414 Olive Way, Seattle, Washington. Loudeye had recorded the estimated lease termination costs in accrued special charges. Due to the settlement, Loudeye increased the amount in accrued special charges by $362,000 during the year ended December 31, 2004. In addition, in February 2004, Loudeye entered into a lease settlement agreement with the landlord of its unoccupied facility in New York, New York pursuant to which Loudeye paid the landlord $450,000 and allowed the landlord to retain its security deposit of $212,000, for a total settlement of $662,000. The $50,000 difference between the amount recorded in accrued special charges and the final settlement amount was reflected as a credit to special charges during the first quarter 2004 in the consolidated statement of operations.
      The facilities related charges and goodwill, and property and equipment impairment charges recorded in 2003 were the result of Loudeye’s decision to exit certain domestic facilities and were estimated based on the company’s evaluation of then current market conditions relative to the company’s existing special charges accrual. The estimated facilities related charges are based on current comparable rates for leases and subleases of a comparable term or termination fees. Certain property and equipment and goodwill related to Loudeye’s media restoration services and enterprise communications services businesses were impaired, as the projected undiscounted discernible cash flows did not exceed the carrying value of the assets over their estimated useful lives. The fair values of each of these assets were estimated using primarily a probability weighted discounted cash flow method. The fair value of goodwill was estimated under the two-step process required by FAS 142.
      The components of the special charges are summarized as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Goodwill impairment	$—	$—	$5,307
Customer lists and other intangible assets impairment	—	—	84
Property and equipment impairment	—	—	670
Employee severance and termination benefits	—	—	501
Facilities related charges (credits)	(43)	312	658

	$(43)	$312	$7,220

      The following table reflects the activity in accrued special charges for the year ended December 31, 2005 (in thousands):

Facilities-related
Charges (credits)

Balance, December 31, 2004	$403
Additional accruals	—
Payments	(360)
Adjustments	(43)

Balance, December 31, 2005	$—

      In January 2005, Loudeye paid $360,000 of the $403,000 then remaining accrued special charge balance, as a final payment related to Loudeye’s former facility at 414 Olive Way, Seattle, Washington.

6.	Sale of Media Restoration Business
      On January 30, 2004 (“Transfer Date”), Loudeye’s wholly-owned media restoration services subsidiary, VMRLE Co., Inc. (formerly VidiPax, Inc.), transferred substantially all of its assets and certain liabilities to a company controlled by the former general manager of VMRLE Co., Inc. pursuant to an asset purchase agreement signed on October 31, 2003 and amended on January 30, 2004. The total purchase price of $1.2 million was placed in escrow when the asset purchase agreement was signed. Based on the January 30, 2004 amendment, $900,000 of the $1.2 million purchase price was to be released from escrow upon the assignment to the purchaser of contracts with the General Services Administration of the United States (“GSA Contracts”). If the GSA Contracts were not assigned within a certain time period after the Transfer Date, the purchaser had the option to unwind the transfer and reclaim the $1.2 million held in escrow. Accordingly, the assets and liabilities transferred were recorded on the consolidated balance sheet as assets and liabilities transferred under contractual arrangement at their carrying value as of the Transfer Date. As of December 31, 2003, these assets and liabilities were classified as held for sale. On May 17, 2004 (“Accounting Closing Date”), the GSA Contracts were assigned to the purchaser, resulting in the subsequent release of the $900,000 from escrow to VMRLE Co., Inc. For the period from the Transfer Date to the Accounting Closing Date, VMRLE Co., Inc. continued to be the contracting party with the GSA. The media restoration services provided under the GSA Contracts during that period were provided by the purchaser as agent for VMRLE Co., Inc. and the purchaser retained the profits or losses earned from such services. Because VMRLE Co., Inc. continued to be the primary obligor under the GSA

Contracts until their assignment, revenue and costs of revenue in the consolidated statement of operations of Loudeye reflect the revenue and cost of revenue from services provided under the GSA Contracts totaling $213,000 for the period from the Transfer Date through the Accounting Closing Date, of which $95,000 was recorded as revenue and cost of revenue in the first quarter 2004 and $118,000 was recorded as revenue and cost of revenue in the second quarter 2004. All other revenue and costs of VMRLE Co., Inc.’s operations have been appropriately excluded from Loudeye’s statement of operations subsequent to the Transfer Date. The difference between the $900,000 proceeds received from escrow and the carrying value of the assets and liabilities transferred as of the Accounting Closing Date is $160,000 and was recorded as a loss on the sale of net assets transferred under contractual arrangement in the second quarter 2004.
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

7.	Allowance for Doubtful Accounts
      Activity in the allowance for doubtful accounts is as follows (in thousands):

	Balance	Charged		Balance
	at	(Credited)		at
	Beginning of	to	Write-	End of
Year ended December 31,	Year	Expense	Offs	Year

2005	$200	$321	$(229)	$292
2004	235	82	(117)	200
2003	254	129	(148)	235

8.	Property and Equipment
      Property and equipment consists of the following (in thousands):

	December 31,

	2005	2004	Depreciable Lives

Production and computer equipment	$11,965	$9,328	3 years
Furniture, fixtures and equipment	365	350	5 years
Leasehold improvements	355	355	3-5 years
Software	822	694	3 years

Subtotal	13,507	10,727
Accumulated depreciation and amortization	(8,821)	(6,598)

Property and equipment, net	$4,686	$4,129

      Depreciation and amortization expense related to property and equipment was approximately $2.7 million in 2005, $1.8 million in 2004, and $1.3 million in 2003.

9.	Intangible Assets
      Loudeye’s intangible assets at December 31, 2005 and 2004 were as follows (in thousands):

	Gross Carrying		Accumulated
	Amount		Amortization		Net Book Value

	December 31,		December 31,		December 31,

	2005	2004	2005	2004	2005	2004

Patents	$1,419	$—	$60	$—	$1,359	$—
Customer relationships	998	1,117	361	156	637	961
Acquired technology	1,590	1,778	576	246	1,014	1,532
Trademarks	106	48	—	—	106	48

	$4,113	$2,943	$997	$402	$3,116	$2,541

In June 2005, Loudeye’s wholly-owned subdsidiary, Overpeer, acquired a patent which defines a system for closely imitating digital media files on peer-to-peer networks. Overpeer recorded the gross book value of approximately $1.3 million as patent acquisition costs and began amortizing the cost of the patent over its estimated useful life of 16 years. In December 2005, Loudeye foreclosed on the assets of Overpeer, including the patent.
      Amortization of intangible assets totaled approximately $613,000, $532,000, and $1.1 million for the years ending December 31, 2005, 2004 and 2003, respectively.
      Based on identified acquired intangible assets recorded as of December 31, 2005, and assuming no subsequent impairment of the underlying assets, the related estimated annual amortization expense for the next five succeeding years is expected to be as follows (in thousands):

2006	$643
2007	643
2008	643
2009	225
2010	103

$2,257

10.	Accrued and Other Liabilities
      Other accrued expenses consisted of the following (in thousands):

	December 31,

	2005	2004

Accrued royalties	$4,885	$2,407
Accrued retailer commissions	517	553
Accrued legal and accounting fees	149	458
Accrued taxes	262	150
Accrued professional services	116	255
Accrued rent and utilities	49	108
Other accrued liabilities	553	838

	$6,531	$4,769

11.	Long-Term Debt and Capital Lease Obligations
      In March 2005, Loudeye entered into an Amended and Restated Loan and Security Agreement (the “Amended Term Loan”) with Silicon Valley Bank (“SVB”). The Amended Term Loan amends and restates Loudeye’s December 31, 2003 loan and security agreement with SVB (the “Original Loan Agreement”). There are three primary components of the Amended Term Loan as follows:

•	A term loan in the amount of $3.0 million, with a balance as of December 31, 2005, of approximately $1.0 million. The term loan bears interest at an annual rate of 0.5% above the prime interest rate (which rate was previously 1.25% above the prime interest rate under the terms of the December 31, 2003 loan and security agreement). Payments of principal and interest total $83,333 per month for 36 months from December 31, 2003. Once repaid, the term loan may not be reborrowed.

•	An equipment term loan facility, which expired October 31, 2005, with a balance as of December 31, 2005, of zero.

•	A guidance line facility in the amount of $1.5 million, which is available through March 29, 2006, with a balance as of December 31, 2005, of zero.
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
      In December 2005, Loudeye notified SVB that it was not in compliance with a restrictive financial covenant under the Amended Term Loan Agreement that requires Loudeye to maintain a certain minimum tangible net worth financial covenant, as defined by the amended loan agreement. Loudeye subsequently established a certificate of deposit in the amount of approximately $1.0 million, which was equal to the then outstanding loan balance. Restricted cash of $1.0 million is reflected on Loudeye’s December 31, 2005 consolidated balance sheet related to the certificate of deposit.

Capital Lease Obligations
      Loudeye financed the acquisition of certain equipment with capital lease arrangements. As of December 31, 2005 and 2004, the outstanding obligations under these capital leases were zero and $135,000. The leases bore interest at rates ranging from 5.01% to 7.52% and were collateralized by the equipment and standby letters of credit.
12. Stockholders’ Equity

Preferred Stock
      The board of directors has the authority, without action by the stockholders, to designate and issue up to 5,000,000 shares of preferred stock in one or more series and to designate the rights, preferences and privileges of each series, any or all of which may be greater than the rights of the common stock. No shares of preferred stock were outstanding during 2005, 2004 or 2003.

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

      At Loudeye’s annual meeting of stockholders in May 2005, the stockholders approved an increase in the authorized number of shares of Loudeye’s common stock from 150,000,000 to 250,000,000. There were no changes to the rights, preferences or privileges of Loudeye’s common stock.
      As disclosed in Note 19, in February 2006, Loudeye issued an additional 16.5 million shares, together with warrants to purchase approximately 12.4 million shares of common stock at an exercise price of $0.68 per share.
      December 2004 private placement transaction. In December 2004, Loudeye entered into a subscription agreement with a limited number of accredited investors pursuant to which Loudeye sold and issued to such investors 16,800,007 shares of Loudeye’s common stock, together with warrants to purchase 5,040,002 shares of common stock at an exercise price of $2.25 per share, for an aggregate purchase price of $25.2 million and net proceeds of $23.5 million. The warrants became exercisable on June 23, 2005 and are exercisable until the fifth anniversary of the closing date, or December 23, 2009. Loudeye also granted the investors a one year right to purchase 30% of any securities sold by Loudeye in future financings, subject to exceptions. Loudeye filed a registration statement in February 2005 covering the resale of the shares of common stock issued in this transaction and the shares of common stock underlying the warrants. This registration statement was declared effective by the SEC in April 2005. However, the registration statement was not filed and was not declared effective by the SEC within the time periods required under the subscription agreement. Loudeye adjusted net proceeds from the December 2004 private equity placement as a result of contractual damages of approximately $464,000 incurred relating to the filing and effectiveness delays under the subscription agreement.
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
      August 2003 private placement transaction. On August 28, 2003, the Company issued 7,838,708 shares of common stock to institutional investors in a private placement transaction for $1.55 per share, raising gross proceeds of approximately $12.1 million. In connection with the transaction, the Company also issued warrants to the investors to purchase 783,871 shares of the Company’s common stock and warrants to the placement agent to purchase 195,968 shares of the Company’s common stock, representing total warrant shares of 979,839 shares of common stock. The exercise price of the warrants is $2.00 per share. The warrants were exercisable beginning February 27, 2004 and expire February 27, 2007. Net proceeds from the transactions, after issuance costs and a placement fee of 4% of the gross proceeds, were approximately $11.4 million. Loudeye filed a registration statement covering the resale of shares sold in the financing and the registration statement was declared effective in October 2003.
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

Stock Option Plans
      Under Loudeye’s 2005 Incentive Award Plan, the board and its compensation committee as its designee may grant to employees, consultants, and directors of Loudeye and its subsidiaries incentive and nonstatutory options to purchase our common stock, restricted stock awards to purchase shares of Loudeye common stock that are subject to repurchase and are nontransferable until such shares have vested, and other forms of equity compensation awards. In addition, Loudeye maintains a 2000 Stock Option Plan, a 1998 Stock Option Plan, an Employee Stock Option Plan and a Director Stock Option Plan.
      At December 31, 2005, options to purchase up to 12,318,756 shares of our common stock were outstanding under Loudeye’s various stock option plans and restricted stock awards for an aggregate of 1,450,000 shares of our common stock were outstanding under Loudeye’s 2005 Incentive Award Plan. In addition, at December 31, 2005, an aggregate of 11,667,589 shares were reserved for issuance under Loudeye’s 2005 Incentive Award Plan.
      Loudeye’s 2005 Incentive Award Plan provides for an automatic annual increase on the first day of each of fiscal year beginning in 2006 equal to the lesser of 5.0 million shares or 2% of our outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as our board determines. As a result, on January 1, 2006, the number of shares reserved under Loudeye’s 2005 Incentive Award Plan automatically increased by 2,307,361 million shares of our common stock. Option grants under the plans have terms of ten years and generally vest over three to four and one half years.
      Restricted Stock Awards. As of December 31, 2005, Loudeye had issued an aggregate of approximately 1.5 million shares of restricted common stock, net of cancellations, to certain employees under the 2005 Incentive Award Plan. These restricted stock awards have a four-year vesting period. The accrual for deferred compensation expense related to the restricted shares issued was recorded at the market value on the date of the grant and the related compensation expense is being amortized on a straight line basis over the vesting period.
      The following summarizes restricted stock award activity during 2005 (prior year grants were not material):

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value per Share

Outstanding, January 1, 2004	—	—
Granted	1,750,000	$0.74
Vested	(100,000)
Cancelled	(200,000)

Outstanding, December 31, 2005	1,450,000	$0.74

      Scheduled annual vesting for restricted stock awards is as follows:

	2006	2007	2008	2009	Total

Restricted stock awards	550,000	362,500	362,500	175,000	1,450,000
      During the year ended December 31, 2005, Loudeye recorded stock based compensation expense related to the amortization of restricted stock grants of approximately $200,000. During 2004, stock-based compensation expense related to the amortization of restricted stock grants was not material.

      Option activity under the plans was as follows:

			Weighted Average

			Grant Date
	Number of		Fair Value		Exercise Price
	Shares		per Share		per Share

Outstanding, January 1, 2003	8,059,358				$0.98
Granted at below fair value	473,300		$1.12		0.29
Granted at fair value	4,867,490		0.52		0.52
Exercised	(1,998,452)				0.80
Cancelled	(4,717,989)				0.96

Outstanding, December 31, 2003	6,683,707				0.67
Granted at below fair value	168,048		$1.97		0.29
Granted at fair value	11,172,700		$1.27		1.27
Exercised	(1,465,505)				0.63
Cancelled	(2,774,801)				1.66

Outstanding, December 31, 2004	13,784,149				1.15
Granted at fair value	7,364,000		$1.05		1.05
Exercised	(2,368,359)				0.31
Cancelled	(6,461,034)				1.44

Outstanding, December 31, 2005	12,318,756	(1		)	$1.12

      The following information is provided for options outstanding and exercisable at December 31, 2005:

	Options Outstanding				Options Exercisable

			Weighted Average
						Weighted
			Exercise	Remaining		Average
	Number of		Price per	Contractual	Number of	Exercise
Range of Exercise Prices	Shares		Share	Life (in Years)	Shares	Price

$0.27 — $0.39	1,031,551		$0.29	7.35	945,870	$0.28
$0.40 — $0.54	1,832,499		$0.49	8.72	42,374	$0.45
$0.55 — $0.80	586,249		$0.75	8.02	157,040	$0.71
$0.81 — $1.21	4,256,088		$0.99	8.49	1,398,540	$1.01
$0.55 — $0.80	3,215,083		$1.53	8.94	467,448	$1.52
$0.81 — $2.35	1,306,536		$2.09	7.81	950,593	$2.10
$2.36 — $3.00	90,750		$3.00	4.89	90,750	$3.00

December 31, 2005	12,318,756	(1)	$1.12	8.42	4,052,615	$1.18

December 31, 2004	13,784,149		$1.15	8.53	3,876,057	$0.64

December 31, 2003	6,683,707		$0.67	8.99	3,085,362	$0.72

(1)	An aggregate of 221,573 shares of common stock are issuable upon the exercise of stock options held by former OD2 shareholders. These stock options were initially issued under the On Demand Distribution Limited Employee Share Option Plan and were assumed by Loudeye as part of our acquisition of OD2. All of the options are immediately exercisable at an exercise price of $0.001 per share. The option grants have terms of ten years from the date of original grant.

Warrants
      At December 31, 2005, there were 5,951,606 shares of common stock issuable upon the exercise of outstanding warrants, with exercise prices ranging from $1.75 to $9.55 and a weighted average exercise price of $2.22 per share. Of these outstanding warrants, warrants to purchase 5,040,002 shares of our common stock were issued on December 23, 2004, in connection with our private placement transaction to 14 accredited investors. These warrants have an exercise price of $2.25 per share and are exercisable until the fifth anniversary of the date of issuance. In addition, in February 2006, warrants to purchase 12,375,000 shares of Loudeye’s common stock were issued in connection with Loudeye’s private placement transaction as described in Note 19. These warrants have an exercise price of $0.68 per share and are not exercisable until six months after the date of issuance and are then exercisable until the fifth anniversary of the date of issuance.

Shares Reserved for Future Issuance
      The following shares of common stock have been reserved for future issuance as of December 31, 2005:

Loudeye stock option plans	12,318,756
OD2 options assumed	221,573
Common stock warrants	5,951,606

18,491,935

13. Income Taxes
      Loss before income taxes consists of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

United States	$(23,856)	$(11,182)	$(19,174)
Foreign	(9,505)	(5,215)	—

	$(33,361)	$(16,397)	$(19,174)

      Loudeye’s income tax benefit differs from the expected income tax benefit computed by applying the U.S. federal statutory rate of 35% to net loss before income taxes as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Income tax benefit at statutory rate of 35%	$(11,676)	$(5,575)	$(6,519)
State taxes	(99)	—	—
International taxes, rate differential	778	209	—
Goodwill impairment	665	—	—
Research and development credit	(276)	(132)	—
Other	88	—	—
Change in valuation allowance	10,520	5,498	6,519

Income tax provision (benefit)	$—	$—	$—

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
      At December 31, 2005, Loudeye had U.S. net operating loss carryforwards of approximately $232.8 million and foreign net operating loss carryforwards of approximately $26.0 million which will begin to expire in 2018 through 2025. The Internal Revenue Code and similar state provisions place certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur. Loudeye has experienced such ownership changes as a result of its various stock offerings, and the utilization of the carryforwards could be limited such that a portion for the net operating losses may never be utilizable.
      Due to Loudeye’s business combinations, the realization of approximately $18.5 million of net operating loss carryforwards will be used to first reduce to zero any goodwill, and then reduce to zero any other non-current intangible assets associated with the business combinations, and then any remaining net operating loss carryforwards recovered will be recognized as a reduction in income tax expense.
      At December 31, 2005, Loudeye had research and experimentation credit carryforwards of approximately $437,000, which will expire beginning in 2020.
      Approximately $1.1 million of the valuation allowance at December 31, 2005 resulted from deductions associated with the exercise of stock options, the realization of which will result in a credit to stockholders’ equity.
      The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended
	December 31,

	2005	2004

Deferred tax assets:
U.S. net operating loss carryforwards	$81,121	$74,143
State net operating loss carryforwards	353	265
Foreign net operating loss carryforwards	7,798	5,200
Basis difference in depreciable assets	2,880	3,639
Capitalized research and development expenses	1,815	—
Accrued special charges	—	141
Stock options and warrants	91	421
Research and development credit carryforwards	437	160
Other	424	516

Total gross deferred tax assets	94,919	84,485
Valuation allowance	(94,340)	(83,358)

Deferred tax assets, net of valuation allowance	579	1,127

Deferred tax liabilities:
Purchased technology and other intangibles	(579)	(1,127)

Total gross deferred tax liabilities	(579)	(1,127)

Net deferred tax assets (liabilities)	$—	$—

      Loudeye has placed a 100% valuation allowance against its deferred tax assets due to the uncertainty surrounding the ultimate realization of such assets. The valuation allowance increased by approximately $11.0 million in 2005, $9.1 million in 2004, and $5.5 million in 2003.
      In addition to the change in valuation impacting the tax provision of $10,520,000, the valuation allowance was impacted by stock compensation amounts of $462,000 that will be recorded to stockholder’s equity when realized.
14. Net Loss Per Share
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

	Years Ended December 31,

	2005	2004	2003

Options outstanding under Loudeye stock option plans	12,319	13,784	6,684
Restricted stock outstanding under Loudeye stock option plans	1,450	—	—
OD2 options assumed	222	2,202	—
Warrants outstanding	5,952	6,132	1,028

Shares excluded	19,943	22,118	7,712

      Loudeye had no shares subject to repurchase at December 31, 2005 or 2004. The impact of these unvested shares has been removed from the calculation of weighted average shares outstanding for purposes of determining basic and diluted earnings per share and basic and diluted pro forma earnings per share.
      The following table presents a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	Years Ended December 31,

	2005	2004	2003

Weighted average shares outstanding	107,652	73,845	49,798
Weighting of shares subject to repurchase	—	—	(1)

Weighted average shares used to calculate basic and diluted earnings per share	107,652	73,845	49,797

      As disclosed in Note 19, in February 2006, Loudeye issued an additional 16.5 million shares, together with warrants to purchase approximately 12.4 million shares of common stock at an exercise price of $0.68 per share.
15. Defined Contribution Plan
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
      Loudeye’s wholly owned subsidiary, OD2, maintains a defined contribution UK pension plan which provides for individual accounts which are for the benefit of directors and certain employees. The assets of the individual accounts are administered by trustees in funds independent from those of OD2 or Loudeye. OD2 pension plan contributions were approximately $225,000 for the year ended December 31, 2005 and approximately $112,000 from date of acquisition (June 22, 2004) through December 31, 2004.
16. Commitments and Contingencies

Operating Leases
      Loudeye leases its facilities under non-cancelable operating leases with various expiration dates through September 2010.

      Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005 are as follows (in thousands):

Operating
Leases

2006	$1,290
2007	1,186
2008	70
2009	70
2010	33
Thereafter	—

$2,649

      Rent expense under operating leases totaled approximately $1.6 million, $1.0 million and $1.6 million during 2005, 2004 and 2003, respectively. In December 2004, Loudeye established a certificate of deposit with Silicon Valley Bank in the amount of $175,000 to collateralize a standby letter of credit required by a facility lease for Loudeye’s subsidiary, Overpeer. As a result, Loudeye reflected this certificate of deposit in restricted cash in the accompanying consolidated balance sheets as of December 31, 2004. In December 2005, the landlord drew down the letter of credit in full. In February 2006, Overpeer, Loudeye and the landlord reached a settlement pursuant to which the Landlord released Overpeer and Loudeye from any future obligations with respect to the lease in exchange for the landlord retaining the approximate $175,000 security deposit and certain Loudeye-owned furniture with a net book value of approximately $80,000.
      Loudeye has entered into various agreements that allow for incorporation of licensed or copyrighted material into its services. Under these agreements, Loudeye is required to make royalty payments to the recorded music companies (record labels), publishers and various other rights holders. Some of these agreements require quarterly or annual minimum payments which are not recoupable based upon actual usage. Other royalty agreements require royalty payments based upon a percentage of revenue earned from the licensed service. Royalty costs incurred under these agreements are recognized over the periods that the related revenue is recognized and are included in cost of revenue. These amounts totaled approximately $15.4 million, $3.0 million and $628,000 for the years ended December 31, 2005, 2004 and 2003.
      Other. In February 2005, Loudeye entered into a twelve month agreement in the ordinary course of business with an internet service provider (ISP) in Europe, under which Loudeye will provide the ISP’s customers with promotional credits that may be redeemed for a range of digital media download services through February 2006. We will receive a fixed fee of approximately €1.8 million (approximately $2.2 million based on December 31, 2005 exchange rates) under the agreement, of which we recognized approximately €1.4 million (approximately $1.7 million based on December 31, 2005 exchange rates) and will recognize approximately €375,000 (approximately $444,000 based on December 31, 2005 exchange rates) during first quarter 2006. As of December 31, 2005, deferred revenue related to this agreement was zero, net of related receivables of approximately €78,000 (approximately $92,000 based on December 31, 2005 exchange rates), and deposits related to this agreement were approximately €300,000 (approximately $355,000 based December 31, 2005 exchange rates). Because the transaction is denominated in Euros and we currently do not hedge the arrangement, we could be subject to foreign currency gains or losses. As of the date of this filing, no losses have been incurred or estimated under this agreement.

Nasdaq Listing Compliance
      On July 7, 2005, Loudeye received a notice from The Nasdaq Stock Market that Loudeye’s common stock is subject to delisting from the Nasdaq Capital Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). In the notice, Nasdaq informed Loudeye that it will be provided a grace period of 180 calendar days, or until January 3, 2006, to regain compliance. If at anytime before

January 3, 2006, the bid price of Loudeye’s common stock closes at $1.00 per share for more for 10 consecutive days, the Nasdaq staff will provide written notification that Loudeye has regained compliance with the Rule. If Loudeye is not able to demonstrate compliance by January 3, 2006, Loudeye may qualify for an additional 180 day grace period if it is then in compliance with the other initial listing criteria of the Nasdaq Capital Market. Loudeye’s board of directors and stockholders have approved an amendment to Loudeye’s Certificate of Incorporation to effect a reverse stock split of Loudeye’s authorized and issued and outstanding Common Stock at ratios of one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine or one-for-ten. The board of directors may elect to affect a reverse stock split at any one of these ratios at any time before the 2006 annual meeting of Loudeye’s stockholders.
      On January 4, 2006, Loudeye received a further notice from Nasdaq noting that it had not regained compliance with the minimum bid price rule as of January 3, 2006. However, the Nasdaq notice also stated that as of January 3, 2006, Loudeye met all the initial inclusion criteria in Nasdaq Marketplace Rule 4310(c) (except for the bid price). As a result, Loudeye has been provided an additional 180 day calendar compliance period, or until July 3, 2006, to regain compliance with Nasdaq minimum bid price requirements. According to the Nasdaq notice, if at anytime before July 3, 2006, the bid price of Loudeye’s common stock closes at $1.00 per share or more for 10 consecutive days, the Nasdaq staff will provide Loudeye written notification that it has regained compliance with the Rule. The February 2006 subscription agreement among Loudeye and investors in a private placement transaction described below contains a covenant by Loudeye that it will maintain its listing on the Nasdaq Capital Market.
      In February 2006, Loudeye and investors in a private placement transaction entered into a subscription agreement which contains a covenant by Loudeye that it will maintain its listing on the Nasdaq Capital Market. The subscription agreement further provides that if Loudeye implements a reverse stock split within six months of the closing of the private placement and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced is less than the lesser of $0.50 or the closing price of our common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such stock split is announced, then Loudeye will be required to pay an amount in cash or stock, at our election, to the investors in the private placement in the amounts described below. The amount of any such payment to an investor will not in any event exceed ten percent (10%) of the aggregate purchase price paid by such investor in the private placement. Subject to such limitation, if Loudeye elects to make such payment (if any) in cash, the amount to be paid to an investor would equal the number of shares of common stock purchased by such investor in the private placement that are then held by that investor multiplied by the lesser of (a) the difference between the closing price of our common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such split and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced, or (b) $0.50 less the average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. If we elect to make such payment (if any) in shares of Loudeye common stock, the amount of shares to be issued to an investor (the “Additional Shares”) would equal the cash amount to be paid to such investor described above divided by the volume weighted average trading price of our common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. Any such issuance of Additional Shares would be subject to the approval of our stockholders to the extent necessary to comply with the rules of the Nasdaq Capital Market.

Legal Proceedings
      Altnet Matter. On September 10, 2004, Loudeye was served in a patent infringement lawsuit brought by Altnet, Inc., and others against Loudeye, its Overpeer subsidiary, Marc Morgenstern, one of Loudeye’s executive officers, the Recording Industry Association of America and others. The complaint, filed in federal district court in Los Angeles, California, involves two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleges that the anti-piracy solutions previously offered by Loudeye’s Overpeer subsidiary infringed the patents in question. The complaint does not state a specific damage amount. On November 17, 2004, the court dismissed the complaint against Mr. Morgenstern with prejudice and dismissed the complaint against Loudeye and Overpeer. The plaintiffs filed an amended complaint on November 24, 2004 against Loudeye, Overpeer and other entity defendants. Discovery in this matter commenced in January 2005 and is ongoing. Loudeye intends to file a motion for summary judgment and to otherwise defend itself vigorously against the allegations contained in the amended complaint. The court has set a trial date for June 2006. At present, Loudeye cannot assess the probability of an unfavorable outcome or the magnitude of any such outcome. However, if this case proceeds to trial against Loudeye, Loudeye anticipates it will incur significant legal fees and expenses in its defense.
      Savvis Communications Corp. On December 15, 2005, Savvis Communications Corp. filed a complaint in Superior Court in Santa Clara County, California, against Overpeer and Loudeye relating to a May 2002 Master Services Agreement between Savvis and Overpeer for collocation and bandwidth services (the “Overpeer-Savvis Agreement”). The complaint alleges Overpeer breached the Overpeer-Savvis Agreement for non-payment. The complaint also contains alter ego allegations against Loudeye. The complaint seeks damages of $1.6 million consisting of $950,000 of allegedly unpaid invoices for services and approximately $600,000 in alleged early termination fees. The court has granted Savvis a writ of attachment over Overpeer’s assets located in the state of California. In February 2006, Overpeer and Loudeye filed a joint motion to compel arbitration of the dispute under the terms of the agreement between Savvis and Overpeer. The motion is scheduled to be heard on March 30, 2006. Loudeye assesses the probability of a judgment against Overpeer relating to the $950,000 in unpaid invoices as high. Loudeye is not a party to the Overpeer-Savvis Agreement. Loudeye intends to defend itself vigorously concerning the alter ego claims brought by Savvis. However, Loudeye cannot assess at this time the probability of an unfavorable outcome with respect to the claims brought against Loudeye.
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
      Tennessee Pacific Group. In October 2005, Loudeye was served in a breach of contract lawsuit brought by Tennessee Pacific Group, LLC, one of our customers for encoding services. In November 2005, Loudeye and Tennessee Pacific reached a settlement of the dispute pursuant to which Loudeye resumed on-going encoded content deliveries and paid Tennessee Pacific a one-time settlement amount of $25,000. The lawsuit was dismissed with prejudice in December 2005.
      SPEDIDAM. On March 6, 2006, On Demand Distribution SAS (France) (“OD2 France”), one of OD2’s wholly-owned subsidiaries, received a complaint filed by SPEDIDAM alleging damages for the reproduction of performances of background artists and performers on its servers and the making available of such performances in the form of downloadable files for sale. SPEDIDAM is an organization representing artists and performers in France. Simultaneously, SPEDIDAM filed suit against other leading digital music store operators in France including Apple Computer’s iTunes services, FNAC Music, eCompil, Sony Connect and Virgin Mega. The complaint alleges that OD2 France did not have prior authorization of SPEDIDAM or the relevant artists and performers for such reproduction and distribution. The complaint seeks damages of approximately €565,000 (approximately $670,000 based on December 31, 2005 exchange rates). OD2 France intends to defend itself vigorously concerning the claims brought by SPEDIDAM in this matter, however OD2 France cannot at this time assess the probability or the magnitude of an unfavorable outcome, if any.
      Other. Loudeye is involved from time to time in various other claims and lawsuits incidental to the ordinary course of our operations, including contract and lease disputes and complaints alleging employment discrimination. While the results of these matters cannot be predicted with certainty, Loudeye believes that the outcome of any such pending claims or proceedings individually or in the aggregate, will not have a material adverse effect upon Loudeye’s business or financial condition, cash flows, or results of operations.
17. Business Segment Information
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
      For 2004, the SLT reviewed discrete financial information regarding profitability of Loudeye’s digital media services and media restoration services, and therefore in 2004 Loudeye reported those as operating segments as defined by FAS 131. In January 2004, Loudeye transferred substantially all of the assets of its media restoration services subsidiary, VidiPax, Inc., or VidiPax, to a company controlled by VidiPax’s general manager. In May 2004, Loudeye completed the sale of this media restoration services business. While Loudeye will have ongoing rights to co-market and resell media restoration services for two years after the sale, media restoration services did not represent a significant portion of Loudeye’s revenue in 2005 or 2004, nor does Loudeye expect it to represent a significant portion of revenue in the future. Accordingly, in 2005, Loudeye reports one operating segment, digital media services. Media restoration services have been reclassified to a component of digital media services in all periods presented.
      In 2005, the majority of Loudeye’s revenue was derived from customers principally in Europe and in the United States of America. Loudeye’s international sales are attributable to Loudeye’s OD2 subsidiary, which was acquired in June 2004. The following table provides information about revenue by geographic region (in thousands):

	Years Ended December 31,

Revenue by Geographic Areas	2005	2004	2003

United States	$6,779	$8,512	$11,948
Other countries	20,262	5,521	—

Total revenue	$27,041	$14,033	$11,948

      Long-lived assets are comprised of property and equipment and intangible assets, net of related accumulated depreciation and amortization. The following table presents information about Loudeye’s long-lived assets by geographic location (in thousands):

	at December 31,

Long-lived Assets	2005	2004

United States	$4,792	$2,927
United Kingdom	2,990	3,723
Other countries	20	20

Total long-lived assets	$7,802	$6,670

      Revenue from external customers is as follows (in thousands):

	Years Ended December 31,

Revenue:	2005	2004	2003

Digital media store services	$20,902	$5,932	$171
Encoding services	3,881	3,829	2,377
Samples services	1,171	1,589	1,685
Internet radio, hosting and webcasting services	1,087	2,386	5,832
Media restoration services	—	297	1,883

Total revenue	$27,041	$14,033	$11,948

18. Quarterly Information

	Three-Month Periods Ended(5)

	Dec. 31,	Sep. 30,	June 30,	March 31,	Dec. 31,	Sep. 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004

	(In thousands, except per share amounts, unaudited)
Condensed Consolidated Statement of Operations Data
REVENUE	$8,833	$6,537	$6,501	$5,170	$5,472	$4,139	$2,586	$1.836
COST OF REVENUE(1)(3)(4)	7,810	6,185	5,621	5,466	4,271	3,204	1,527	1,334

GROSS PROFIT (LOSS)	1,023	352	880	(296)	1,201	935	1,059	502
OPERATING EXPENSES:
Sales and marketing(1)	1,502	1,545	1,561	1,804	1,431	1,360	785	624
Research and development(1)	2,254	2,482	2,073	1,595	1,252	1,209	694	571
General and administrative(1)	2,954	3,464	3,142	3,497	3,103	3,593	2,056	1,906
Amortization of intangibles(3)	62	64	51	58	2	—	—	90
Stock-based compensation(1)	69	130	(3)	54	13	21	43	122
Special charges — other(4)	—	—	—	(43)	12	350	—	(50)

Total operating expenses	6,841	7,685	6,824	6,965	5,813	6,533	3,578	3,263

LOSS FROM OPERATIONS	(5,818)	(7,333)	(5,944)	(7,261)	(4,612)	(5,598)	(2,519)	(2,761)
Interest income	91	143	183	208	52	139	107	79
Interest expense	(18)	(40)	(28)	(74)	(25)	(46)	(59)	(71)
Gain (loss) on sale of media restoration assets	—	—	—	—	43	273	(160)	—
Other income (expense), net	47	31	75	160	(1,025)	—	183	3

Loss from continuing operations	(5,698)	(7,199)	(5,714)	(6,967)	(5,567)	(5,232)	(2,448)	(2,750)
Loss from discontinued operations	(4,816)	(1,266)	(1,216)	(485)	(71)	(99)	(159)	(71)

NET LOSS	$(10,514)	$(8,465)	$(6,930)	$(7,452)	$(5,638)	$(5,331)	$(2,607)	$(2,821)

LOSS PER SHARE — BASIC AND DILUTED(2)
From continuing operations	$(0.05)	$(0.07)	$(0.05)	$(0.07)	$(0.07)	$(0.07)	$(0.04)	$(0.04)
From discontinued operations	(0.04)	(0.01)	(0.01)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

LOSS PER SHARE — BASIC AND DILUTED(2)	$(0.09)	$(0.08)	$(0.06)	$(0.07)	$(0.07)	$(0.07)	$(0.04)	$(0.04)

(1)	Stock-based compensation, consisting of amortization of deferred stock-based compensation and the fair value of options issued to non-employees for services rendered, is allocated as follows:

	Dec. 31,	Sep. 30,	June 30,	March 31,	Dec. 31,	Sep. 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004

Cost of revenue	$9	$18	$30	$35	$35	$44	$19	$19
Sales and marketing	9	(11)	(5)	4	4	(5)	18	32
Research and development	7	(2)	4	6	13	19	24	27
General and administrative	53	143	(2)	44	(4)	7	1	63

(2)	Loss per share is computed independently for each of the periods presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total amount for the year.

(3)	Loudeye revised its classification of amortization of acquired technology and capitalized software costs from operating expenses — amortization of intangibles to cost of revenue in all 2004 quarterly periods presented as Loudeye determined that these expenses were more appropriately classified as cost of revenue.

(4)	Loudeye revised its classification of impairment charges related to acquired technology and capitalized software costs from operating expenses — special charges — other to cost of revenue in all 2004 quarterly periods presented as Loudeye determined that these charges were more appropriately classified as cost of revenue.

(5)	Data for 2004 includes the results of On Demand Distribution Limited, which Loudeye acquired in June 2004. Overpeer Inc., which Loudeye acquired in March 2004, is presented as discontinued operations in 2005 and 2004. Acquisition and disposition activity reduces the meaningfulness of period to period comparisons based off this and other periods.
19. Subsequent Events
      February 2006 private placement transaction. On February 20, 2006, Loudeye entered into a Subscription Agreement with a limited number of institutional investors pursuant to which Loudeye agreed to sell and issue to such investors 16,500,000 shares of its common stock, together with warrants to purchase 12,375,000 shares of common stock at an exercise price of $0.68 per share, for an aggregate purchase price of $8.25 million. Following consummation of the transaction, Loudeye had approximately 133,901,757 shares of common stock outstanding (excluding shares issuable upon exercise of the warrants). The warrants are not exercisable until six months after the closing date and are then exercisable until the fifth anniversary of the closing date. Loudeye paid a placement fee of $556,875 in connection with the financing. The net proceeds of the financing are expected to be used for working capital and any other general corporate purposes. The subscription agreement contains a covenant by Loudeye that it will maintain its listing on the Nasdaq Capital Market.
      As Loudeye has previously reported, the Nasdaq Stock Market has informed Loudeye that Loudeye’s common stock is subject to delisting from the Nasdaq Capital Market as a result of its failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4). Loudeye has a grace period until July 3, 2006 to regain compliance with Nasdaq minimum bid price requirements. Loudeye’s board of directors and stockholders have approved an amendment to Loudeye’s Certificate of Incorporation to effect a reverse stock split of Loudeye’s authorized and issued and outstanding Common Stock at ratios of one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine or one-for-ten. The board of directors may elect to effect a reverse stock split at any one of these ratios at any time before the 2006 annual meeting of Loudeye’s stockholders. Loudeye expects to implement such a reverse stock split prior to July 3, 2006 to the extent necessary to regain compliance with Nasdaq minimum bid price requirements. The transaction documents relating to the private placement provide that if Loudeye implements a reverse stock split within six months of the closing of the private placement and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced is less than the lesser of $0.50 or the closing price of Loudeye’s common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such stock split is announced, then Loudeye will be required to pay an amount in cash or stock, at Loudeye’s election, to the investors in the private placement in the amounts described below. The amount of any such payment to an investor will not in any event exceed ten percent (10%) of the aggregate purchase price paid by such investor in the private placement. Subject to such limitation, if Loudeye elects to make such payment (if any) in cash, the amount to be paid to an investor would equal the number of shares of common stock purchased by such investor in the private placement that are then held by that investor multiplied by the lesser of (a) the difference between the closing price of Loudeye’s common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such split and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced, or (b) $0.50 less the average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. If Loudeye elects to make such payment (if any) in shares of Loudeye common stock, the amount of shares to be issued to an investor (the “Additional Shares”) would equal the cash amount to be paid to such investor described above divided by the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. Any such issuance of Additional Shares would be subject to the approval of Loudeye’s stockholders to the extent necessary to comply with the rules of the Nasdaq Capital Market.

      The securities issued in the private placement were offered and sold without registration under the Securities Act of 1933 to a limited number of institutional accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend was placed on the shares and the warrants issued, and will be placed on the shares issuable upon exercise of the warrants (and on Additional Shares, if any), unless registered under the Securities Act prior to issuance. In connection with this financing, Loudeye is required to use its best efforts to file a registration statement covering the shares of common stock to be issued and the common stock underlying the warrants within 45 days after the closing date. Loudeye would also be required to use its best efforts to file a registration statement covering any Additional Shares that it elects to issue to satisfy any amounts that may become due to investors following a reverse stock split, if any. Loudeye is also required to use its commercially reasonable efforts to have either registration statement declared effective within 120 days (or within 90 days if the Securities and Exchange Commission does not review the registration statement). In the event Loudeye does not file the initial registration statement by the required filing date or if the initial registration statement is not declared effective by the required effectiveness date, Loudeye would owe liquidated damage payments to the investors calculated at a rate of 1% per month of the aggregate purchase paid by an investor, pro rated for the days of noncompliance with the registration requirements. The maximum aggregate amount of liquidated damages payable to an investor pursuant to these provisions cannot exceed eight percent (8%) of the aggregate purchase price paid by such investor.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
      Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report, have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2005.
Management’s Annual Report on Internal Control Over Financial Reporting
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
      Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of Loudeye’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Moss Adams LLP has issued an attestation report on management’s assessment of Loudeye’s internal control over financial reporting which appears in this annual report in Item 8 “Financial Statements.”
      For the year ended December 31, 2005, management’s assessment of our internal control over financial reporting included operations of our Overpeer and OD2 subsidiaries.

Changes in Disclosure Controls and Procedures
      There were not any changes in our disclosure controls and procedures, including our internal control over financial reporting, during the quarter ended December 31, 2005, that had materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal control over financial reporting, other than the following:

•	In October 2005, we filled the two new positions created in our accounting and finance department at our OD2 subsidiary with permanent personnel. With the completion of our hiring efforts during October 2005, and other efforts completed in 2005, we believe we have completed the remediation of the material weaknesses we had assessed as of December 31, 2004, pertaining to insufficiently skilled personnel and a lack of human resources within our finance and accounting reporting functions and relating to insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.

•	During the fourth quarter 2005, we continued to improve controls around our revenue and royalty accounting processes and procedures by formalizing processes, procedures and documentation standards and by further enhancing the levels of review and accelerating the timing of the preparation of the monthly and quarterly royalty calculation. We also continued to enhance invoice processing to ensure appropriate segregation of duties regarding preparation of invoices and the review and authorization of revenue transactions prior to entry in the general ledger at our operations including OD2. With these efforts and others implemented in 2005, we believe we have completed remediation of the material weakness we had assessed as of December 31, 2004, pertaining to the lack of controls or ineffectively designed controls.

•	During the fourth quarter 2005, as it relates to OD2, we completed the process of assessing the effectiveness of controls executed by third party service providers, and we also completed our determination regarding the adequacy of customer level controls related to the provision of services by third party service providers. With these improvements and others implemented in 2005, we believe we have completed our remediation of the material weakness we had assessed as of December 31, 2004, relating to assessing and monitoring the effectiveness of controls executed by third party service providers, and adequately implementing and/or maintaining customer level controls related to the provision of services by third party service providers.

•	During the fourth quarter 2005, we took additional steps to improve general computer controls, including further documentation of oversight controls and procedures and transactional information flows for financially significant applications; implementing additional controls for managing security and physical access to systems, data, and applications that support financial reporting; and continued documentation of controls and procedures at OD2 designed to ensure proper oversight of work performed by employees in our information technology operations and program and development functions. With these improvements and others implemented in 2005, we believe we have completed our remediation of the material weakness we had assessed as of December 31, 2004, in our general computer controls relating to financially significant applications and business processes, including application level design and documentation deficiencies.

•	During the fourth quarter 2005, we continued implementation of our ongoing monitoring system to facilitate continuous monitoring of our internal control over financing reporting. With these improvements, and others implemented earlier in 2005, we believe we have completed our remediation of the material weakness we had assessed as of December 31, 2004 relating to inadequate entity level controls.

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
Classified Board of Directors
      Pursuant to Loudeye’s Certificate of Incorporation, Loudeye’s Board is divided into three classes — Class I, II and III directors. Each director is elected for a three-year term of office, with one class of directors being elected at each annual meeting of stockholders. Each director holds office until his successor is elected and qualified or until the earlier of his death, resignation or removal. In accordance with the Certificate of Incorporation, Class III directors are to be elected at the annual meeting in 2006, Class I directors are to be elected at the annual meeting in 2007, and Class II directors are to be elected at the 2008 Annual Meeting. If any director is unable to stand for re-election, the Board may reduce the size of the Board, designate a substitute or leave a vacancy unfilled. If a substitute is designated, proxies which would have been voted for the original director candidate will be cast for the substitute candidate.
Directors and Executive Officers
      The following table sets forth certain information regarding our executive officers and directors as well as their ages and positions as of March 1, 2006:

Name	Age	Position with Loudeye

Michael A. Brochu	52	President, Chief Executive Officer and Director
Chris J. Pollak	39	Chief Financial Officer
Charles Edward Averdieck	40	Managing Director, Europe
Jason S. Berman(1)	68	Director
Kurt R. Krauss(1),(2),(3)	56	Director
Johan C. Liedgren(1),(2),(3)	41	Director
Frank A. Varasano(2)	59	Director

(1)	Member of Loudeye’s audit committee.

(2)	Member of Loudeye’s compensation committee.

(3)	Member of Loudeye’s nominating and corporate governance committee.
      Charles Edward Averdieck. Mr. Averdieck has served as Managing Director, Europe since January 2005 and prior to that time served as Director International Sales and Marketing beginning in June 2004 following Loudeye’s acquisition of OD2. At OD2, Mr. Averdieck served as a director and led OD2’s sales operations beginning in June 2000. Mr. Averdieck launched “Digital Download Day” in April 2003, an initiative geared toward awareness of a viable digital music services across Europe. Prior to joining OD2, Mr. Averdieck was a director at BMG UK and Castle Music, a leading U.K. based independent label, and prior to that Mr. Averdieck held various marketing management positions as Proctor & Gamble. Mr. Averdieck holds a Master’s Degree from The University of St. Andrews.
      Jason S. Berman. Mr. Berman has served as a director since April 2005. Mr. Berman is a Class I director serving for a term continuing until the 2007 annual meeting of stockholders. Mr. Berman is a principal at Berman-Rosen Consulting, a private consulting firm co-founded by Mr. Berman in January 2006. During 2005, Mr. Berman served as Chairman Emeritus of the International Federation of Phonographic Industries, or IFPI, the trade organization of the international recording industry whose members comprise more than 1,500 record producers and distributors worldwide. From January 1999 to December 2004, Mr. Berman served as Chairman and CEO of the IFPI. Prior to joining IFPI,

Mr. Berman served as President of the Recording Industry Association of America, RIAA, beginning in 1987, and as Chairman beginning in 1992, positions he held through May 1998. Mr. Berman also served as Special Counsel for Trade to President Clinton in the fall of 1998. Since February 2005, he has served on the Board of Mohen, Inc. which operates Musicloads, a private music download service company, and Wurld Media, Inc., a privately held digital media technology company. Mr. Berman holds a Masters Degree from Northwestern University.
      Michael A. Brochu. Mr. Brochu has served as Loudeye’s President and Chief Executive Officer since January 2005, and as a director since December 2003. Mr. Brochu is a Class III director serving for a term continuing until the 2006 annual meeting of stockholders. From November 1997 to November 2004, Mr. Brochu served as the President and Chief Executive Officer of Primus Knowledge Solutions, Inc. (“Primus”), a publicly traded software company. From November 1998 to November 2004, Mr. Brochu also served as Chairman of the Board of Directors of Primus. Mr. Brochu was President and Chief Operating Officer of Sierra On-Line, Inc., an interactive software publisher, from June 1994 until October 1997. Mr. Brochu currently serves on the board of directors of Art Technology Group, Inc. (ATG), an e-commerce software provider, Emphysis Medical Management, a medical billing and physicians’ service firm, and Allrecipes.com, Inc., a leading online food site. Mr. Brochu also sits on the advisory board of Voyager Capital, a venture capital firm. Mr. Brochu holds a B.B.A. from the University of Texas, El Paso.
      Kurt R. Krauss. Mr. Krauss has served as a director since September 2003. Mr. Krauss is a Class II director serving for a term continuing until the 2008 annual meeting of stockholders. Mr. Krauss is the founder of Sachem Investments LLC, a private investment firm in Greenwich, Connecticut, and serves on several for-profit and not-for-profit boards of directors. He was Chief Financial Officer of Burson-Marsteller, the world’s largest public relations and marketing communications firm, from 1997 to 2000. Prior to Burson-Marsteller, Mr. Krauss co-founded the Mead Point Group, a management consulting firm, which was acquired by Young & Rubicam in 1997. From 1978 until 1992, Mr. Krauss was a partner at Booz, Allen & Hamilton, where he was the global leader of the firm’s Service Operations Practice and served for three years on the firm’s board of directors. Mr. Krauss holds a Masters degree from Carnegie Mellon University.
      Johan C. Liedgren. Mr. Liedgren has served as a member of the Board since April 1998. Mr. Liedgren is a Class I director serving for a term continuing until the 2007 annual meeting of stockholders. Since October 1997, Mr. Liedgren has served as Chief Executive Officer of Honkworm International, an entertainment consulting company. From January 1990 to August 1997, he worked for Microsoft Corporation in several positions, most recently as Director of Channel Development. Mr. Liedgren is an advisor and investor in several technology companies both in the U.S. and in Europe. Mr. Liedgren also works with film and television projects and is currently in partnership with Digital Kitchen LLC, a commercial production agency, to create and produce branded entertainment. Mr. Liedgren attended the University of Stockholm in Sweden.
      Chris J. Pollak. Mr. Pollak has served as our Chief Financial Officer since November 2005 and prior to that time served as our Vice President Finance beginning in January 2005. From August 2000 to December 2004, Mr. Pollak was employed at Primus Knowledge Solutions, Inc., a publicly traded software company, most recently as Vice President of Finance. From July 1998 to August 2000, Mr. Pollak was the Chief Financial Officer of Government Computer Sales, Inc., a privately-held technology company. Mr. Pollak holds a B.A. in Business Administration from Washington State University and is a certified public accountant.
      Frank A. Varasano. Mr. Varasano has served as a director since June 2005. Mr. Varasano is a Class III director serving for a term continuing until the 2006 annual meeting of stockholders. From 1999 to 2001, Mr. Varasano served as Executive Vice President at Oracle Corporation where he was responsible for marketing, sales and consulting to Oracle’s 400 largest product producing clients and was a member of the Executive Committee. Prior to that, Mr. Varasano held several senior management positions during his 25 year tenure at Booz Allen and Hamilton, designing and leading strategic programs for the firm’s largest clients to improve their competitive position. As a Senior Vice President he led the firm’s largest practice

(Engineering and Manufacturing), office (New York) and regional profit center (United States). He served on the firm’s Board of Directors and Executive Committee. Mr. Varasano holds a B.S. Degree from the United States Naval Academy, and a Master’s in Business Administration from Harvard Business School. He also served as an officer aboard the USS Patrick Henry, a nuclear submarine.
Independence of the Board of Directors
      After review of all relevant transactions or relationships between each director, or any of his family members, and Loudeye, the senior management of Loudeye and its independent registered public accounting firm, the Board has affirmatively determined that Messrs. Berman, Krauss, Liedgren and Varasano are independent directors within the meaning of the Nasdaq listing standards. Messrs. Berman, Krauss and Liedgren serve on Loudeye’s audit committee.
Committees, Charters and Policies
      Congress enacted the Sarbanes-Oxley Act of 2002 in July 2002. Since that time, the Securities and Exchange Commission and the Nasdaq Stock Market have adopted a number of new rules to implement that law affecting many aspects of the corporate governance of publicly traded companies. Loudeye must be in compliance with a number of those rules, including rules on the composition and powers of the full Board of Directors and of the three standing committees described below.
      The Board believes that good corporate governance is important to ensure that Loudeye is managed for the long-term benefit of its stockholders. The Board has reviewed Loudeye’s corporate governance policies to comply with the new rules, including the requirements of Sarbanes-Oxley and the Nasdaq Stock Market. Following are Loudeye’s key corporate governance policies or charters:

•	Charter for the Audit Committee comprised of independent directors;

•	Charter for the Compensation Committee comprised of independent directors;

•	Charter for the Nominating and Governance Committee comprised of independent directors; and

•	Code of Ethics, applicable to all officers, directors and employees of Loudeye.
      The Charters of the Committees, which have been adopted by the Board, are available on the corporate governance section of Loudeye’s website (http://www.loudeye.com/en/aboutus/corpgovernance.asp).
      Audit Committee. The Audit Committee met nine times in 2005. All members of the Audit Committee are independent in accordance with the Nasdaq listing requirements and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The Audit Committee is generally responsible for:

•	Appointing, compensating, retaining and overseeing Loudeye’s independent registered public accounting firm;

•	Reviewing Loudeye’s independent registered public accounting firm’s independence and qualifications;

•	Reviewing Loudeye’s annual and interim reports to the SEC, including the financial statements and the “Management’s Discussion and Analysis” portion of those reports;

•	Reviewing Loudeye’s audit policies;

•	Reviewing before issuance Loudeye’s news releases regarding annual and interim financial results and discussing with management any related earnings guidance that may be provided to analysts and rating agencies;

•	Discussing Loudeye’s audited financial statements with management and the independent registered public accounting firm; and

•	Reviewing and discussing the adequacy of both Loudeye’s internal accounting controls and other factors affecting the integrity of Loudeye’s financial reports with management and Loudeye’s independent registered public accounting firm.
      The Board has determined that all members of Loudeye’s Audit Committee are financially literate and have financial management expertise, as the Board has interpreted such qualifications in its business judgment. In addition, the Board has determined that Kurt R. Krauss, the Chairman of the Audit Committee, is an audit committee financial expert as defined in Item 401 of Regulation S-K under the Securities Exchange Act of 1934.
      Compensation Committee. The Compensation Committee met six times in 2005. All members of the Compensation Committee are independent. The Compensation Committee is generally responsible for:

•	Reviewing and approving Loudeye’s goals and objectives relevant to compensation of executive officers including the CEO;

•	Evaluating the CEO’s performance in light of those goals and objectives;

•	Setting the compensation of the CEO and other executive officers;

•	Making recommendations to the Board regarding incentive compensation plans and equity-based plans for all executive officers;

•	Developing and implementing a long term strategy for employee compensation; and

•	Administering and making grants under Loudeye’s incentive compensation plans and equity-based plans to the extent that such functions are delegated to the Compensation Committee.
      Nominating and Governance Committee. The Nominating and Governance Committee met once in 2005. All members of the Nominating and Governance Committee are independent in accordance with Nasdaq listing requirements. The Nominating and Governance Committee is generally responsible for:

•	Overseeing the annual evaluation of the Board’s effectiveness;

•	Identifying individuals qualified to become Board members;

•	Recommending persons to be nominated by the Board for election of directors at the annual meeting of stockholders; and

•	Reviewing and advising the Board on the corporate governance principles and policies applicable to Loudeye.
Stockholder Communication with the Board of Directors
      Stockholders may communicate directly with the Board. All communications should be directed to Loudeye’s corporate secretary at Corporate Secretary, 1130 Rainier Avenue South, Seattle, Washington 98144, and should prominently indicate on the outside of the envelope that it is intended for the Board, or for non-management directors. Each communication intended for the Board and received by the corporate secretary will be sent periodically, but in any event prior to each regularly-scheduled Board meeting, to the specified party following its clearance through normal security procedures. The communication will not be opened, but rather will be forwarded unopened to the intended recipient.
Recommendations for Director
      There have been no changes in the procedures by which security holders may recommend nominees to Loudeye’s board of directors since Loudeye’s filed its definitive proxy on Form DEF 14A with the SEC on April 18, 2005.
      The Nominating and Governance Committee has developed a list of criteria, which is discussed below, that are considered, along with other factors, in its evaluation of candidates for nomination as director. To comply with regulatory requirements, a majority of Board members must qualify as independent members under the rules of the Nasdaq Stock Market, and at least one member of the Audit Committee must be an expert in financial matters. The Nominating and Governance Committee will consider all candidates properly recommended to the Committee and will evaluate each of them, including incumbents, based on the same criteria.
      Stockholders of record of Loudeye may recommend director candidates for inclusion in the slate of nominees that the Board recommends to stockholders for election. The Nominating and Governance Committee will review the qualifications of recommended candidates. If the Committee determines to nominate a stockholder-recommended candidate and recommends his or her election as a director by the stockholders, his or her name will be included in Loudeye’s proxy card for the stockholder meeting at which his or her election is recommended.
      Stockholders may recommend individuals to the Nominating and Governance Committee for consideration as potential director candidates by submitting their names and other information detailed below in writing to: Corporate Secretary, Loudeye Corp., 1130 Rainier Avenue South, Seattle, Washington, 98144. The Nominating and Governance Committee will consider a submission of a stockholder candidate only if the submission is delivered to, or mailed and received at, the above address not earlier than 90 days and not later than 60 days before the anniversary date of the prior year’s annual meeting of stockholders; provided, however, that in the event that (i) the date of the annual meeting is more than 30 days prior to or more than 60 days after the anniversary date of the prior year’s annual meeting, and (ii) less than 60 days notice or prior public disclosure of the date of the meeting is given or made to stockholders, for the submission by the stockholder to be timely it must be so received not later than the close of business on the 10th day following the day on which such notice of the meeting was mailed or such public disclosure was made. A stockholder’s submission of a potential director candidate must include the following information as to each person whom the stockholder proposes to be nominated for election as a director: (a) the name, age, business address and residence address of such person, (b) the principal occupation or employment of such person for the five years preceding the date of the submission, and (c) the class and number of shares of Loudeye stock which are beneficially owned by such person. Such submission must also include the nominee’s written consent to be named in the proxy statement as a nominee. The Nominating and Governance Committee will evaluate candidates recommended by stockholders by following the same process, and applying the same criteria, as for candidates submitted by Board members or by other persons.
      The process followed by the Nominating and Governance Committee to identify and evaluate candidates includes requests to Board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating and Governance Committee and the Board. In considering whether to recommend any candidate for inclusion in the Board’s slate of recommended director nominees, including candidates recommended by stockholders, the Nominating and Governance Committee will apply such criteria as it determines to be relevant, including, but not necessarily limited to, the following:

•	experience;

•	judgment;

•	diversity;

•	ability and willingness to devote the necessary time;

•	familiarity with domestic and/or international markets, all in the context of an assessment of the perceived needs of Loudeye; and

•	a reputation for integrity, honesty and adherence to high ethical standards.
      The Nominating and Governance Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. Loudeye believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. The Nominating and Governance Committee has not established any specific minimum criteria or qualifications that a nominee must possess.
Employment and Related Agreements
      Information related to compensation arrangements with executive officers is included in Item 11. Executive Compensation below.
Section 16(a) Beneficial Ownership Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires Loudeye’s executive officers and directors, and persons who own more than ten percent of the outstanding Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish Loudeye with copies of all Section 16(a) forms they file.
      Based upon the written representations of Loudeye’s directors and executive officers, and copies of the reports that they have filed with the Securities and Exchange Commission, Loudeye believes that during fiscal year 2004, all persons subject to the reporting requirements pursuant to Section 16(a) during the fiscal year ended December 31, 2004, filed the required reports on a timely basis with the SEC, except that Michael A. Brochu filed one late Form 4 relating to an option grant, and Lawrence J. Madden filed one late Form 4 relating to an option grant.
Code of Ethics
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
Compensation Committee Report on Executive Compensation
      Introductory Note: The following report is not deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that Loudeye specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such laws.

General Compensation Policy
      Loudeye’s compensation policy is designed to attract and retain qualified key executives critical to Loudeye’s growth and long-term success. It is the objective of the Board of Directors to have a portion of each executive’s compensation contingent upon Loudeye’s performance as well as upon the individual’s personal performance. Accordingly, each executive officer’s compensation package is comprised of three elements: (i) base salary, which reflects individual performance and expertise, (ii) variable bonus awards payable in cash which are tied to Loudeye’s overall performance and individual performance objective, subject to limitations on the amount of cash bonuses tied to Loudeye’s positive EBITDA balance, and (iii) long-term stock-based incentive awards which are designed to strengthen the mutuality of interests between the executive officers and Loudeye’s stockholders.
      The summary below describes in more detail the factors that the Compensation Committee considers in establishing each of the three primary components of the compensation package provided to the executive officers.

Base Salary
      The level of base salary is established primarily on the basis of the individual’s qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at similar companies and the incentives necessary to attract and retain qualified management. Base salary is reviewed each year to take into account the individual’s performance and to maintain a competitive salary structure. Loudeye’s performance does not play a significant role in the determination of base salary.

Long Term Incentive Compensation
      Loudeye has utilized its stock option plans to provide executives and other key employees with incentives to maximize long-term stockholder value. The Compensation Committee believes granting non-cash equity compensation as a primary component of executive’s overall compensation, as opposed to cash bonuses, is in the best interests of the Company and its stockholders in most cases. Awards under the plans have historically been in the form of stock options designed to give the recipient a significant equity stake and thereby closely align his or her interests with those of Loudeye’s stockholders. Option grants allow the recipient to acquire shares of common stock at a fixed price per share (typically the fair market value on the date of grant) over a specified period of time (up to 10 years). Since fair market value stock options can only produce value to an executive if the price of Loudeye’s stock increases above the exercise price, option grants provide a direct link between executive compensation and Loudeye’s stock price performance.
      Following approval by Loudeye’s stockholders of Loudeye’s 2005 Incentive Award Plan in May 2005, the Compensation Committee approved restricted stock awards to certain executive and key employees in lieu of options. A restricted stock award is a grant of a right to receive shares that vests over time. Restricted stock awards are direct awards of shares of common stock and no exercise price is payable. As the stock award vests, the individual receives Loudeye Common Stock that they own outright. The Compensation Committee believes that stock awards may represent a better way to provide significant equity compensation to individuals that provides more predictable long-term reward than stock options.
      Stock options and restricted stock awards typically vest in periodic installments over a four-year period, contingent upon continued employment. Vesting may accelerate based on the terms of employment contracts or separate option or restricted stock award agreements.
      Factors considered in making stock option and restricted stock awards include the individual’s position, his or her performance and responsibilities, competitive employment opportunities and internal comparability considerations. Loudeye believes that stock options and restricted stock awards directly motivate an executive to maximize long-term stockholder value. The awards also utilize vesting periods that encourage key executives to continue their employment with Loudeye.

Cash Based Incentive Compensation
      Historically, Loudeye has awarded cash bonuses on a discretionary basis to executive officers on the basis of their success in achieving designated individual goals and Loudeye’s success in achieving specific company-wide goals for revenue growth and profitability. Goals are established at the beginning of each year. Annual bonus payments under the incentive plan are generally computed as a percentage of the executive’s base salary, with the actual percentages being a function of the extent to which goals were achieved as well as other significant accomplishments.
      Beginning with the appointment of Michael Brochu as Loudeye’s President and Chief Executive Officer in January 2005, cash based performance compensation for Loudeye’s executive leadership team (including Mr. Brochu) will be based primarily on Loudeye’s overall performance. Each year the compensation committee sets both a performance target and maximum performance goal for executives for the fiscal year. If, based on Loudeye’s audited financial statements, the performance target is met, and if Loudeye’s EBITDA is positive (as determined in accordance with Generally Accepted Accounting Principles (“GAAP”)), executives will be eligible for an annual bonus of up to fifty percent (50%) of their base salary. If, based on Loudeye’s audited financial statements, the maximum performance goal is met, and if Loudeye’s EBITDA is positive, executives will be eligible for an annual bonus of up to one hundred percent (100%) of their base salary.
      The compensation committee has established limitations on the foregoing cash based incentive compensation to provide that in any year no more than twenty five percent (25%) of that year’s total positive EBITDA balance be paid as bonus compensation individually or collectively to Loudeye’s executive leadership team (including the Chief Executive Officer and Loudeye’s other senior executives). Any potential bonus amount that is not payable because it would exceed 25% of that year’s total positive EBITDA balance will not be earned and will not be accrued by the Company.

Compensation of the Chief Executive Officer
      Jeffrey M. Cavins served as the Company’s Chief Executive Officer until his resignation on January 31, 2005. His base salary was $250,000. Mr. Cavins did not receive any cash bonus compensation in 2005. Effective January 31, 2005, Mr. Cavins resigned for good reason as the President and Chief Executive Officer and as a member of the Company’s board of directors. Loudeye agreed to pay Mr. Cavins a total of one year of base compensation as severance, less lawful withholdings, all of which was paid in 2005. As additional severance, the Company agreed to extend until December 31, 2005 the period during which Mr. Cavins may exercise any stock options that vested on or before March 17, 2005, the period through which Mr. Cavins remained a consultant to Loudeye.
      On January 31, 2005, Michael A. Brochu was appointed as Loudeye’s Chief Executive Officer. Loudeye and Mr. Brochu entered into an amended and restated executive employment agreement dated March 30, 2005, pursuant to which Mr. Brochu is employed as Loudeye’s President and Chief Executive Officer. The executive employment agreement provides for a base salary of $325,000 together with a signing bonus of $25,000. The initial term of the executive employment agreement ran until December 31, 2005, and the agreement has been renewed through December 31, 2006. Mr. Brochu received an option grant to purchase 1,500,000 shares of Loudeye’s common stock for an exercise price of $1.53 per share. This option vests over a four year period — 25% as of January 31, 2006, and the remainder monthly thereafter over three years. Mr. Brochu also received a restricted stock award of 750,000 shares which vested 25% on January 31, 2006, and vests quarterly thereafter for 12 consecutive quarters. If Mr. Brochu is terminated in connection with a change of control of Loudeye or otherwise terminated without cause or if Mr. Brochu terminates his employment for good reason, his stock options and restricted stock grant will vest in full. The employment agreement provides for the opportunity to receive a bonus of up to 50% of base salary if Mr. Brochu meets target performance goals identified by the Compensation Committee of the Board and up to 100% of base salary if Mr. Brochu meets maximum performance goals identified by the Compensation Committee of the Board. The actual amount of performance bonuses will be determined by the Compensation Committee of the Board, provided that no bonuses will be paid in the event Loudeye does not have a positive balance of earnings before interest, tax, depreciation and amortization expenses (“EBITDA”) and not more than 25% of any such positive balance will be paid as bonus compensation individually or collectively to Loudeye’s executive leadership team (including Mr. Brochu). In the event that Mr. Brochu is terminated by Loudeye without cause, or he resigns for good reason, dies or becomes disabled, Mr. Brochu will be entitled to severance equal to eight months base salary. This severance amount will increase to 12 months of base salary on December 31, 2006. In the event Mr. Brochu is terminated in connection with a change of control or terminates his employment for good reason following a change of control, Mr. Brochu will be entitled to severance equal to 12 months of base salary. Mr. Brochu has agreed not to compete with Loudeye or solicit customers or employees of Loudeye for one year following termination of employment. These non-compete and non-solicitation agreements may not be enforceable in some jurisdictions. Mr. Brochu will be entitled to participate in all benefit plans or arrangements applicable to senior executives of Loudeye.
      The factors discussed above in “Base Salary,” “Cash-Based Incentive Compensation,” and “Long-Term Incentive Compensation” were applied in establishing the amount, and determining the continuing appropriateness of, Mr. Brochu’s compensation. Significant factors in establishing Chief Executive Officer compensation were compensation levels at similarly situated companies and assigned responsibilities. The compensation committee engaged an outside independent consulting firm to assist in reviewing the appropriate level of cash and equity compensation for Mr. Brochu. As part of this review, the independent consulting firm also reviewed compensation levels for other members of Loudeye’s executive management team. The consulting firm reviewed a variety of benchmarks including compensation levels of chief executive officers in comparable businesses. The Compensation Committee received a written report from the independent consulting firm concerning Mr. Brochu’s compensation arrangement which indicates that, in the opinion of the independent consulting firm, Mr. Brochu’s compensation is fair and reasonable based upon competitive practices in the marketplace. In November 2005, prior to the annual expiration date of Mr. Brochu’s employment agreement, the Compensation Committee reviewed the overall compensation package available to Mr. Brochu, including in contexts such as a change of control of Loudeye, and unanimously voted to renew the terms of Mr. Brochu’s contract for an additional year extending through December 31, 2006.

Deductibility of Executive Compensation
      Loudeye has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the “performance-based” exception to Section 162(m). As the cash compensation paid by Loudeye to each of its executive officers is expected to be below $1 million and the committee believes that options granted to such officers will meet the requirements for qualifying as performance-based, the committee believes that Section 162(m) will not affect the tax deductions available to Loudeye with respect to the compensation of its executive officers. It is Loudeye’s policy to qualify, to the extent reasonable, the executive officers’ compensation for deductibility under applicable tax law. However, Loudeye may from time to time pay compensation to its executive officers that may not be deductible.

The Compensation Committee of the Board of Directors of Loudeye Corp.

Johan C. Liedgren, Chairman
Kurt R. Krauss
Frank A. Varasano
Compensation Committee Interlocks and Insider Participation
      The Compensation Committee of the Board currently consists of Johan C. Liedgren (chairman), Kurt R. Krauss and Frank A. Varasano. No member of the committee or executive officer of Loudeye has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.
Compensation Arrangements with Directors
      Each non-employee director currently receives an annual retainer of $30,000 in connection with his service on the Board, paid in quarterly installments (but contingent on his attending a specific number of Board meetings). In addition, all non-employee directors receive an option to purchase 100,000 shares of Common Stock upon initial appointment to the Board. At each annual meeting of Loudeye’s stockholders, each non-employee director who will continue serving on the Board following the meeting, and who has been a director for at least six months prior to the meeting, receives an option to purchase an additional 25,000 shares of Common Stock. These options are exercisable for ten years. The shares underlying the initial grant vest monthly in substantially equal increments over twelve months, commencing on the grant date. Annual grants also vest monthly in substantially equal increments over twelve or twenty-four months, commencing on the grant date. The exercise price of options granted to directors must be at least 100% of the fair market value of the Common Stock on the date of grant. The options may be exercised only (a) while the individual is serving as a director on the Board, (b) within twelve months after termination by death or disability, or (c) within three months after the individual’s term as director ends.
Compensation Arrangements with Executive Officers
      Following are summaries of employment agreements between Loudeye and each of its executive officers, Mike Brochu, Chris Pollak and Charles Edward Averdieck.
      Michael A. Brochu. Loudeye and Mr. Brochu entered into an amended and restated executive employment agreement dated March 30, 2005, pursuant to which Mr. Brochu is employed as Loudeye’s President and Chief Executive Officer. The executive employment agreement provides for a base salary of $325,000 together with a signing bonus of $25,000. The initial term of the executive employment agreement ran until December 31, 2005, and the agreement has been renewed through December 31, 2006. Mr. Brochu received an option grant to purchase 1,500,000 shares of Loudeye’s common stock for an exercise price of $1.53 per share. This option vests over a four year period — 25% as of January 31, 2006, and the remainder monthly thereafter over three years. Mr. Brochu also received a restricted stock award of 750,000 shares which vested 25% on January 31, 2006, and vests quarterly thereafter for 12 consecutive quarters. If Mr. Brochu is terminated in connection with a change of control of Loudeye or otherwise terminated without cause or if Mr. Brochu terminates his employment for good reason, his stock options and restricted stock grant will vest in full. The employment agreement provides for the opportunity to receive a bonus of up to 50% of base salary if Mr. Brochu meets target performance goals identified by the Compensation Committee of the Board and up to 100% of base salary if Mr. Brochu meets maximum performance goals identified by the Compensation Committee of the Board. The actual amount of performance bonuses will be determined by the Compensation Committee of the Board, provided that no bonuses will be paid in the event Loudeye does not have a positive balance of earnings before interest, tax, depreciation and amortization expenses (“EBITDA”) and not more than 25% of any such positive balance will be paid as bonus compensation individually or collectively to Loudeye’s executive leadership team (including Mr. Brochu). In the event that Mr. Brochu is terminated by Loudeye without cause, or he resigns for good reason, dies or becomes disabled, Mr. Brochu will be entitled to severance equal to eight months base salary. This severance amount will increase to 12 months of base salary on December 31, 2006. In the event Mr. Brochu is terminated in connection with a change of control or terminates his employment for good reason following a change of control, Mr. Brochu will be entitled to severance equal to 12 months of base salary. Mr. Brochu has agreed not to compete with Loudeye or solicit customers or employees of Loudeye for one year following termination of employment. These non-compete and non-solicitation agreements may not be enforceable in some jurisdictions. Mr. Brochu will be entitled to participate in all benefit plans or arrangements applicable to senior executives of Loudeye.
      Chris J. Pollak. On November 18, 2005, Loudeye entered into an Amended and Restated Executive Employment Agreement with Mr. Pollak, pursuant to which Mr. Pollak serves as Chief Financial Officer. Mr. Pollak joined Loudeye as Vice President, Finance in January 2005. The employment agreement provides for a base salary of $175,000. Following annual compensation review by the Compensation Committee and Chief Executive Officer, Mr. Pollak’s base salary will be raised to $200,000 effective March 15, 2006. Mr. Pollak received a stock option grant to purchase 150,000 shares of Loudeye’s common stock at an exercise price per share of $0.47. This option grant has a ten year term from the date of grant and vests over a four year period — 25% at November 18, 2006, and monthly thereafter for 36 consecutive months. Mr. Pollak also received a restricted stock award of 50,000 shares which vests 25% at July 21, 2006, and quarterly thereafter for 12 consecutive quarters. If Mr. Pollak is terminated without cause in connection with a change of control of Loudeye or Mr. Pollak terminates his employment for good reason in connection with a change of control, his stock options and restricted stock grant will vest in full. The employment agreement provides for the opportunity to receive a bonus of up to 50% of base salary if Mr. Pollak meets target performance goals identified by the compensation committee of the board of directors and up to 100% of base salary if Mr. Pollak meets maximum performance goals identified by the compensation committee of the board of directors. The actual amount of performance bonuses will be determined by the compensation committee of the board, provided that no bonuses will be paid in the event Loudeye does not have a positive EBITDA balance and not more than 25% of Loudeye’s positive EBITDA balance will be distributed as bonus compensation individually or collectively to Loudeye’s executive leadership team, including Mr. Pollak. In addition, Mr. Pollak will be entitled to receive a bonus of $40,000 upon the earliest of the following: (i) filing of Loudeye’s annual report on Form 10-K for the year ended December 31, 2005, (ii) filing of Loudeye’s last public filing prior to a Change of Control, or (iii) termination by Loudeye of Mr. Pollak’s employment without “Cause” or for failure to meet “performance or quarterly goals.” In the event that Mr. Pollak is terminated by Loudeye without cause, or he resigns for good reason, or is terminated in connection with a change of control or terminates his employment for good reason following a change of control, Mr. Pollak will be entitled to severance equal to six months base salary if the termination occurs prior to December 31, 2006, and nine months base salary if the termination occurs after January 1, 2007. Mr. Pollak has agreed not to compete with Loudeye or solicit customers or employees of Loudeye for one year following termination of employment. These non-compete and non-solicitation agreements may not be enforceable in some jurisdictions. Mr. Pollak will be entitled to participate in all benefit plans or arrangements applicable to senior executives of Loudeye.
      Charles Edward Averdieck. On March 15, 2006, Loudeye entered into an Amended and Restated Executive Services Agreement with Mr. Averdieck, pursuant to which Mr. Averdieck serves as Managing Director Europe. Mr. Averdieck joined Loudeye as Director International Sales and Marketing in June 2004 following Loudeye’s acquisition of OD2. The employment agreement provides for a base salary of £123,750 (approximately $215,900 based on March 1, 2006 exchange rates). Mr. Averdieck received a stock option grant to purchase 300,000 shares of Loudeye’s common stock at an exercise price per share of $0.46. This option grant has a ten year term from the date of grant and vests over a four year period — 25% at December 1, 2006, and monthly thereafter for 36 consecutive months. Mr. Averdieck also received a restricted stock award of 100,000 shares which vests 25% at December 1, 2006, and quarterly thereafter for 12 consecutive quarters. The employment agreement provides for the opportunity to receive a bonus of up to 50% of base salary if Mr. Averdieck meets target performance goals identified by the compensation committee of the board of directors and up to 100% of base salary if Mr. Averdieck meets maximum performance goals identified by the compensation committee of the board of directors. The actual amount of performance bonuses will be determined by the compensation committee of the board, provided that no bonuses will be paid in the event Loudeye does not have a positive EBITDA balance and not more than 25% of Loudeye’s positive EBITDA balance will be distributed as bonus compensation individually or collectively to Loudeye’s executive leadership team, including Mr. Averdieck. In the event that Mr. Averdieck is terminated by Loudeye without cause, or he resigns for good reason, or is terminated in connection with a change of control or terminates his employment for good reason following a change of control, Mr. Averdieck will be entitled to severance equal to six months base salary if the termination occurs prior to December 31, 2006, and nine months base salary if the termination occurs after January 1, 2007. In addition, in the event Mr. Averdieck is terminated by Loudeye without cause or Mr. Averdieck terminates his employment for good reason or in the event of a change in control, Mr. Averdieck’s stock options and restricted stock grant will vest in full. Mr. Averdieck has agreed not to compete with Loudeye or solicit customers or employees of Loudeye for six months following termination of employment if such termination occurs in 2006 and nine months if such termination occurs after January 1, 2007. These non-compete and non-solicitation agreements may not be enforceable in some jurisdictions. Mr. Averdieck will be entitled to participate in all benefit plans or arrangements applicable to senior executives of Loudeye.
      Loudeye has entered into indemnification agreements with each of its directors, current executive officers and certain other officers. Generally, the purpose of the indemnification agreements is to provide the maximum indemnification permitted by law to Loudeye’s directors and officers with respect to actions they take or omit to take in their capacities as officers and directors. The indemnification agreements provide that Loudeye will pay certain amounts incurred by an officer in connection with any civil or criminal action or proceeding, specifically including actions by Loudeye or in its name (derivative suits), where the individual’s involvement is by reason of the fact that he is or was a director or officer. Such amounts include, to the maximum extent permitted by law, attorneys’ fees, judgments, civil or criminal fines, settlement amounts and other expenses customarily incurred in connection with legal proceedings.

Under the indemnification agreements, a director or officer will not receive indemnification if he or she is found not to have acted in good faith and in a good manner he or she reasonably believed to be in or not opposed to Loudeye’s best interests. The individual will only be indemnified in connection with any criminal proceeding if such individual had no reasonable belief that his or her conduct was unlawful.
Summary Compensation Table
      The following Summary Compensation Table sets forth the compensation during the last three fiscal years of each person who served as Chief Executive Officer during the fiscal year ended December 31, 2005, and the four most highly compensated persons other than the Chief Executive Officer who were serving as executive officers of Loudeye or for whom disclosures would have been provided but for the fact that the person was not serving as an executive officer as of December 31, 2005. These individuals are collectively referred to as “Named Executive Officers.”
Summary Compensation Table

					Long-Term
		Annual Compensation			Compensation Awards			Payouts

				Other Annual	Restricted		Securities	LTIP	All Other
	Fiscal	Salary	Bonus	Compensation	Stock		Underlying	Payouts	Compensation
Name & Principal Position	Year	($)(1)	($)(2)	($)	Award(s)		Options(#)	($)	($)

Michael A. Brochu(3)	2005	$299,166	$25,000	$1,650	$555,000	(4)	1,500,000	—	—
President and Chief	2004	30,000	—	—	—		25,000	—	—
Executive Officer and	2003	7,500	—	—	—		100,000	—	—
Director
Chris J. Pollak(5)	2005	139,718	10,000	1,800	40,000	(6)	375,000	—	—
Chief Financial Officer
Charles Edward Averdieck(7)	2005	373,110	—	15,583	46,000	(8)	300,000	—	—
Managing Director,	2004	171,474	—	23,914	—		215,000	—	—
Europe
Jason E. McCartney(9)	2005	205,416		1,725	100,000	(10)	300,000	—	—
Vice President,	2004	152,077	48,500	—	—		450,000	—	—
Development
Eric S. Carnell(11)	2005	197,278	15,000	1,800	36,500	(12)	—	—	—
Vice President, General	2004	69,375	25,000	675			200,000	—	—
Counsel & Secretary
Jeffrey M. Cavins(13)	2005	270,833	—	150	—		—	—	—
Chief Executive Officer	2004	250,000	—	—	—		1,250,000	—	—
	2003	269,375	62,500	—	—		1,500,000	—	—

(1)	Includes amounts deferred under Loudeye’s 401(k) plan.

(2)	Includes bonuses earned in the indicated year and paid in the subsequent year.

(3)	Mr. Brochu became President and Chief Executive Officer or Loudeye on January 31, 2005. Prior to that time, Mr. Brochu was a director of Loudeye. Bonus compensation in 2005 represents a signing bonus paid pursuant to the terms of the Executive Employment Agreement between Loudeye and Mr. Brochu dated January 31, 2005. Other annual compensation in the fiscal year ended December 31, 2005 represents cell phone allowance. Compensation in fiscal years 2004 and 2003 represents compensation received by Mr. Brochu in his capacity as a director. Securities underlying options in fiscal years 2004 and 2003 represents option awards to Mr. Brochu in his capacity as a director.

(4)	Represents the dollar value of a restricted stock award to Mr. Brochu for 750,000 shares granted July 13, 2005, at a closing market price on such date of $0.74. As of December 31, 2005, Mr. Brochu continued to hold 750,000 shares of restricted stock valued at $285,000 using the value of Loudeye’s common stock on December 30, 2005.

(5)	Mr. Pollak became Chief Financial Officer in November 2005, and prior to that time served as Vice President Finance beginning in January 2005.

(6)	Represents the dollar value of a restricted stock award to Mr. Pollak for 50,000 shares granted July 31, 2005, at a closing market price on such date of $0.80. As of December 31, 2005, Mr. Pollak continued to hold 50,000 shares of restricted stock valued at $19,000 using the value of Loudeye’s common stock on December 30, 2005.

(7)	Compensation data for Mr. Averdieck in fiscal year ended 2004 is for the period from June 22, 2004, the date of Loudeye’s acquisition by merger of OD2, to December 31, 2004. Other annual compensation consists of an employee pension benefit and employee National Insurance Contribution paid by OD2.

(8)	Represents the dollar value of a restricted stock award to Mr. Averdieck for 100,000 shares granted December 15, 2005, at a closing market price on such date of $0.46. As of December 31, 2005, Mr. Averdieck continued to hold 100,000 shares of restricted stock valued at $46,000 using the value of Loudeye’s common stock on December 30, 2005.

(9)	Mr. McCartney joined Loudeye in January 2004.

(10)	Represents the dollar value of a restricted stock award to Mr. McCartney for 100,000 shares granted September 15, 2005, at a closing market price on such date of $1.00. As of December 31, 2005, Mr. McCartney continued to hold 100,000 shares of restricted stock valued at $38,000 using the value of Loudeye’s common stock on December 30, 2005.

(11)	Mr. Carnell joined Loudeye in August 2004.

(12)	Represents the dollar value of a restricted stock award to Mr. Carnell for 50,000 shares granted June 30, 2005, at a closing market price on such date of $0.73. As of December 31, 2005, Mr. Carnell continued to hold 50,000 shares of restricted stock valued at $19,000 using the value of Loudeye’s common stock on December 30, 2005.

(13)	Mr. Cavins resigned as Loudeye’s Chief Executive Officer on January 31, 2005. Under the terms of a separation agreement between Mr. Cavins and Loudeye, Mr. Cavins served as a consultant through March 17, 2005. As part of this agreement, Mr. Cavins received a separation payment equal to one year’s salary, or $250,000, in 2005. Other annual compensation in the fiscal year ended December 31, 2005 represents cell phone allowance. Compensation in fiscal year 2003 includes amounts earned by Mr. Cavins as Senior Vice President of Sales for part of the year prior to becoming President and Chief Executive Officer in March 2003.
Stock Option Grants
      The following table shows all stock options granted during the fiscal year ended December 31, 2005 to the Named Executive Officers. No stock appreciation rights were granted during the last fiscal year.

Option Grants in the Last Fiscal Year

	Individual Grants(1)
							Potential Realizable
			Percent of				Value at Assumed
	Number of		Total Options				Annual Rates of Stock
	Securities		Granted to	Exercise	Grant Date		Price Appreciation for
	Underlying		Employees in	of Base	Market		Option Term(2)
	Options		Fiscal Year	Price	Price	Expiration
Name	Granted(#)(3)		(%)(4)	($/sh.)	($/sh.)	Date	5%($)	10%($)

Michael A. Brochu	1,500,000	(5)	20.37%	$1.53	$1.53	1/31/2015	$1,443,325	$3,657,655
Chris J. Pollak	150,000	(6)	2.04%	$0.47	$0.47	11/18/2015	44,350	112,375
	50,000	(6)	0.68%	$0.80	$0.80	7/29/2015	25,168	63,766
	175,000	(5)	2.38%	$1.53	$1.53	1/31/2015	168,399	426,740
Charles Edward Averdieck	300,000	(6)	4.07%	$0.46	$0.46	12/15/2015	57,871	146,640
Jason E. McCartney	300,000	(6)	4.07%	$1.00	$1.00	9/15/2015	188,681	478,139
Eric S. Carnell	—		—	—	—
Jeffrey M. Cavins	—		—	—	—

(1)	The options have a 10-year term, but are subject to earlier termination in connection with termination of employment.

(2)	The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent upon a number of factors, including the future performance of the Common Stock and the timing of option exercises, as well as the optionees’ continued employment throughout the vesting period. These are calculated based on the requirements promulgated by the SEC and do not reflect Loudeye’s estimate of future stock price appreciation.

(3)	The options vest 25% on the one year anniversary of the date of grant and then quarterly thereafter over three additional years. In the event of a change of control of Loudeye, as defined in Loudeye’s 2005 Incentive Award Plan, vesting will accelerate on 25% of the unvested shares under the option grant. In the event an acquiring entity in a change of control does not assume these options, vesting in the unaccelerated options will accelerate 100%.

(4)	The Company granted stock options representing 7,364,000 shares to employees in the fiscal year ended December 31, 2005.

(5)	These option were granted under Loudeye’s 2000 Stock Option Plan.

(6)	These options were granted under Loudeye’s 2005 Incentive Award Plan.
Stock Option Exercises and Holdings
      The following table shows stock options exercised during the fiscal year ended December 31, 2005 and unexercised options held at the end of the year by each of the Named Executive Officers. No stock appreciation rights were outstanding at fiscal year end.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-the-Money Options at
	Shares	Value	December 31, 2005		December 31, 2005(2)
	Acquired on	Realized
Name	Exercise(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael A. Brochu	—	—	125,000	1,500,000	—	—
Chris J. Pollak	—	—	0	375,000	—	—
Charles Edward Averdieck	—	—	80,625	434,375	—	—
Jason E. McCartney	—	—	158,350	591,650	—	—
Eric S. Carnell	—	—	66,667	133,333	—	—
Jeffrey M. Cavins	1,790,623	$2,138,442	0	0	—	—

(1)	The “value realized” reflects the appreciation on the date of exercise (based on the excess of the fair market value of Common Stock on the date of exercise over the exercise price). However, because the Named Executive Officers may keep the shares they acquired upon the exercise of the options (or sell them at a different price), these amounts do not necessarily reflect cash realized upon the sale of those shares.

(2)	Based on the $0.38 closing price of Loudeye common stock as of December 30, 2005.
Performance Graph
      Introductory Note: The stock price performance graph below is required by the SEC and will not deemed to be incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act or under the Exchange Act, except to the extent that Loudeye specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such laws.
      Set forth below is a graph comparing the cumulative total return to stockholders on the Common Stock with the cumulative total return of the Nasdaq Stock Market (U.S. companies) Index, Internet Holders Trust (Amex: HHH), and the RDG Internet Composite Index, in each case for the period beginning on March 15, 2000 (the date of Loudeye’s initial public offering and based upon the price to the public in the initial public offering of $16.00 per share), and ending on December 31, 2005.
      The comparisons shown in the graph below are based upon historical data and Loudeye cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of Loudeye’s Common Stock. Information used in the graph was obtained from a source believed to be reliable, but Loudeye is not responsible for any errors or omissions in such information.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG LOUDEYE CORP., THE NASDAQ STOCK MARKET (U.S.) INDEX,
THE RDG INTERNET COMPOSITE INDEX AND INTERNET HOLDERS TRUST
*$100 invested on 12/31/00 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
      Information related to securities authorized for issuance under equity compensation plans is included in Part II — Item 5 beginning on page 34 of this annual report.
Beneficial Ownership of Common Stock
      The following table shows how much Common Stock is beneficially owned by the directors, each of the executive officers named in the Summary Compensation Table below, all directors and executive officers as a group and owners of more than 5% of the outstanding Common Stock of Loudeye, as of March 1, 2006. Except as otherwise noted, the address of each person listed in the table is c/o Loudeye Corp., 1130 Rainier Avenue South, Seattle, WA 98144.
      Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person, shares for which the named person has sole or shared power over voting or investment decisions are included. Percentage of beneficial ownership is based on 132,560,666 shares outstanding as of March 1, 2006. For each named person, the percentage ownership includes stock which the person has the right to acquire within 60 days after March 1, 2006. However, such shares are not deemed outstanding with respect to the calculation of ownership percentage for any other person.

	Amount and Nature of	Percent of
Name and Address	Beneficial Ownership	Common Stock

Jason A. Berman(1)	50,000	*
Michael A. Brochu(2)	1,278,750	*
Kurt R. Krauss(3)	385,695	*
Johan C. Liedgren(1)	145,417	*
Frank A. Varasano(1)	41,660	*
Chris J. Pollak(4)	104,688	*
Charles Edward Averdieck(5)	264,101	*
Jason E. McCartney(6)	312,510	*
Eric S. Carnell(7)	134,333	*
All directors and named executive officers as a group as of March 1, 2006 (9 persons)	2,717,134	2.0% _

 *     Indicates less than one percent (1%).

(1)	Consists of shares issuable upon the exercise of outstanding stock options within 60 days of March 1, 2006.

(2)	Consists of 122,500 shares held by Mr. Brochu, 562,500 shares of restricted stock, 46,875 of which were vested within 60 days of March 1, 2006, and 593,750 shares issuable upon exercise of outstanding stock options within 60 days of March 1, 2006.

(3)	Consists of 190,741 shares held by Mr. Krauss, 47,037 shares held by Sachem Investments LLC, of which Mr. Krauss is the sole member, and 147,917 shares issuable upon the exercise of outstanding stock options within 60 days of March 1, 2006. Mr. Krauss disclaims beneficial ownership of the shares held by Sachem Investments LLC, except to the extent of his pecuniary interest in those shares.

(4)	Consists of 50,000 shares of restricted stock, none of which were vested within 60 days of March 1, 2006, and 54,688 shares issuable upon exercise of outstanding stock options within 60 days of March 1, 2006.

(5)	Consists of 65,559 shares held by Mr. Averdieck, 100,000 shares of restricted stock, none of which were vested within 60 days of March 1, 2006, and 98,542 shares issuable upon the exercise of outstanding stock options within 60 days of March 1, 2006.

(6)	Consists of 100,000 shares of restricted stock, none of which were vested within 60 days of March 1, 2006, and 212,510 shares issuable upon exercise of outstanding stock options within 60 days of March 1, 2006.

(7)	Consists of 1,000 shares held by Mr. Carnell, 50,000 shares of restricted stock, of which 12,500 were vested within 60 days of March 1, 2006, and 83,333 shares issuable upon the exercise of outstanding stock options within 60 days of March 1, 2006.

Item 13.	Certain Relationships and Related Transactions.

Employment and Indemnification Agreements with Executive Officers
      Loudeye has entered into employment agreements or letters with each of its executive officers, including Messrs. Brochu, Pollak and Averdieck, and certain other officers and employees. Loudeye has also entered into indemnification agreements with each of its directors, current executive officers and certain other officers. For additional information regarding these employment and indemnification agreements, see “Compensation Arrangements with Executive Officers” appearing in Part III — Item 10 beginning on page 129 of this annual report on Form 10-K.

OD2 Transaction
      Mr. Averdieck is a former officer of OD2, which Loudeye acquired in June 2004. On February 25, 2005, Loudeye entered into an agreement with former OD2 shareholders including Mr. Averdieck to restructure Loudeye’s deferred and contingent consideration obligations owed to the former shareholders of OD2. Pursuant to the terms of the original OD2 transaction as modified in February 2005, Mr. Averdieck received the following payments in fiscal 2005:

	Number of Shares	July 2005 Cash	December 2005 Cash	Total 2005 Cash
Name	Issued March 2005	Payment	Payment	Payments

Charles Edward Averdieck	64,371	$48,304	$48,304	$96,608

Item 14.	Principal Accountant Fees and Services.
Independent Registered Public Accountants Fees
      Moss Adams LLP has served as Loudeye’s independent registered public accountants since August 2004 and has been selected by the Audit Committee to continue as Loudeye’s independent registered public accountants for the fiscal year ending December 31, 2006. PricewaterhouseCoopers LLP served as Loudeye’s independent registered public accounting firm from June 2002 to August 2004.
      The following table presents fees billed for professional services rendered by Loudeye’s principal accountant for the fiscal years ended December 31, 2005 and 2004. Moss Adams LLP (“Moss”) was Loudeye’s principal accountant for the fiscal year ended December 31, 2005, and for the period August 31, 2004 to December 31, 2004. PricewaterhouseCoopers LLP (“PWC”) was Loudeye’s principal accountant for the period January 1, 2004 to August 31, 2004

	2005	2004

	Moss	Moss	PWC

Audit Fees	$615,915	$358,497	$142,025
Audit Related Fees	82,745	46,261	138,487
Tax Services	—	—	5,500
Total Fees	$698,660	$404,758	$286,012
      The Audit Committee approved all services provided by Moss Adams LLP during 2005 and 2004 and all services provided by PricewaterhouseCoopers LLP in 2004 through the August 31, 2004 effective date of PricewaterhouseCoopers LLP’s resignation as Loudeye’s independent registered public accounting firm.
      Audit Fees. Audit fees include fees and expenses for professional services rendered in connection with the audit of Loudeye’s financial statements for those years, reviews of the financial statements included in each of Loudeye’s Quarterly Reports on Form 10-Q during those years and fees for services related to comfort letters, registration statements, consents and assistance with and review of documents filed with the SEC.
      Audit Related Fees. Audit related fees in 2005 consisted of review performed in connection with various registration statements filed by Loudeye in connection with registration of the resale of shares issued to former shareholders of OD2, in connection with private placement transactions conducted in 2004, and in connection with a registration statement on Form S-8 relating to Loudeye’s 2005 Incentive Award Plan. Audit related fees in 2004 consisted of review performed in connection with various registration statements filed by Loudeye in connection with registration of the resale of shares issued to former shareholders of OD2, in connection with private placement transactions conducted in 2004, and in connection with a registration statement on Form S-8 relating to Loudeye’s 2000 Stock Option Plan.
      Tax Fees. Tax fees consist of services provided for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies
      The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent registered public accountants. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the registered public accountants’ independence. The Audit Committee has considered the respective roles of Moss Adams LLP and PricewaterhouseCoopers LLP in providing services to Loudeye for the fiscal year ended December 31, 2005 and has concluded that such services are compatible with their independence as Loudeye’s registered public accountants. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Moss Adams LLP and PricewaterhouseCoopers LLP in fiscal 2005.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a) Documents filed as part of Form 10-K
      1. Financial Statements:
      The following financial statements of Loudeye are filed as a part of this report under Item 8 “Financial Statements”:
      2. Financial Statement Schedules for the years ended December 31, 2005, 2004 and 2003
      All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Item 8 “Financial Statements.”

      3. Exhibits:

Exhibit No.		Description

2	.1(13)	Recommended Offer by Loudeye Corp. for On Demand Distribution Ltd. dated June 22, 2004 (including form of Registration Rights Agreement)
2	.2(13)	Deed Poll of Warranty and Indemnity dated June 22, 2004
2	.3(20)	Agreement to Amend Certain Terms of the Acquisition of On Demand Distribution Limited dated February 25, 2005
2	.4(20)	Agreement to Amend Certain Terms of the Deed Poll of Warranty and Indemnity dated February 25, 2005
3	.1(1)	Amended and Restated Certificate of Incorporation of Loudeye Corp.
3	.2(17)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Loudeye Corp. as filed with the Secretary of State of the State of Delaware on May 29, 2002
3	.3(16)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Loudeye Corp. as filed with the Secretary of State of the State of Delaware on September 30, 2004
3	.4(22)	Certificate of amendment of amended and restated certificate of incorporation as filed with the Secretary of State of the State of Delaware on May 23, 2005
3	.5(2)	Amended Bylaws of Loudeye Corp. dated January 18, 2002
4	.1(29)	Form of Loudeye Corp. common stock certificate
10	.1(3)	Form of Indemnification Agreement between Loudeye Corp. and each of directors, executive officers and certain other officers
10	.2(1)	1998 Stock Option Plan, as amended
10	.3(29)	2000 Stock Option Plan, as amended June 9, 2004
10	.4(1)	2000 Director Stock Option Plan
10	.5(1)	2000 Employee Stock Purchase Plan
10	.6(1)	2000 Employee Stock Option Plan
10.7		2005 Incentive Award Plan
10	.8(23)	Form of Loudeye Corp. Stock Option Grant Notice and Stock Option Agreement used to Grant Stock Options to Purchase Shares of Loudeye Corp. common stock pursuant to the Loudeye Corp. 2005 Incentive Award Plan
10	.9(23)	Form of Loudeye Corp. Restricted Stock Award Grant Notice and Restricted Stock Award Agreement used to Grant Restricted Stock Awards of Loudeye Corp. common stock pursuant to the Loudeye Corp. 2005 Incentive Award Plan
10	.10(25)	The Loudeye UK Company Share Option Plan 2005, a subplan to the Loudeye Corp. 2005 Incentive Award Plan
10	.11(25)	Form of Award Agreement used to grant Options to purchase Loudeye Corp. common stock under The Loudeye UK Company Share Option Plan 2005
10	.12(17)	On Demand Distribution Limited Employee Share Option Plan
10	.13(17)	Form of Option Exchange Agreement for executive former optionees of On Demand Distribution Limited
10	.14(17)	Form of Option Exchange Agreement for non-executive former optionees of On Demand Distribution Limited
10	.15(4)	Consulting Agreement dated April 1, 2003 between Anthony J. Bay and Loudeye Corp.
10	.16(11)	Employment Agreement dated December 5, 2003 between Anthony J. Bay and Loudeye Corp.
10	.17(3)	First Amendment dated October 29, 2004, to Employment Agreement between Anthony Bay and Loudeye Corp. dated December 5, 2003
10	.18(26)	Letter agreement between Loudeye Corp. and Anthony Bay dated November 9, 2005
10.19		Amended and Restated Executive Employment Agreement dated January 31, 2005, between Michael A. Brochu and Loudeye Corp.

Exhibit No.		Description

10	.20(27)	Amended and Restated Executive Employment Agreement between Loudeye Corp. and Chris J. Pollak dated November 18, 2005
10.21		Amended and Restated Executive Services Agreement between On Demand Distribution Limited and Charles Edward Averdieck dated March 15, 2006
10	.22(5)	Securities Purchase Agreement dated August 28, 2003
10	.23(5)	Registration Rights Agreement dated August 28, 2003
10	.24(5)	Form of Common Stock Purchase Warrant dated August 28, 2003
10	.25(6)	Accounts Receivable Financing Agreement dated June 27, 2003 between Silicon Valley Bank and Loudeye Corp. and related modification agreement and warrant agreement
10	.26(10)	Loan and Security Agreement dated December 31, 2003 between Silicon Valley Bank and Loudeye Corp.
10	.27(21)	Amended and Restated Loan and Security Agreement between Loudeye Corp. and Silicon Valley Bank dated March 30, 2005
10	.28(11)	Lease agreement dated December 20, 2003 for offices at 1130 Rainier Avenue South, Seattle, Washington
10	.29(24)	First Amendment dated October 5, 2005 to Lease Agreement dated December 30, 2003, for offices at 1130 Rainier Avenue South, Seattle, Washington
10	.30(8)	Agreement and Plan of Reorganization with TT Holding Corp.
10	.31(14)	Form of Subscription Agreement with certain investors
10	.32(18)	Subscription Agreement dated December 21, 2004, by and among Loudeye and the investors named therein
10	.33(18)	Form of common stock purchase warrant issued to investors who are parties to a Subscription Agreement dated December 21, 2004
10	.34(28)	Subscription Agreement dated February 20, 2006, by and among Loudeye and the investors named therein
10	.35(28)	Form of common stock purchase warrant issued to investors who are parties to a Subscription Agreement dated February 20, 2006
21	.1(30)	Subsidiaries of Loudeye Corp.
23.1		Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney of Board of Directors (included on signature page hereto)
31.1		Rule 13a-14(a) Certification of Principal Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Rule 13a-14(a) Certification of Principal Financial and Accounting Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer of the Company Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of Principal Financial and Accounting Officer of the Company Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	A signed original of this written statement required by Section 906 has been provided to Loudeye and will be retained by Loudeye and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Incorporated by reference to Loudeye Corp.’s registration statement on Form S-1 file number 333-93361.

(2)	Incorporated by reference to Loudeye Corp.’s Form 10-K for the year ended December 31, 2001.

(3)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on November 1, 2004.

(4)	Incorporated by reference to Loudeye Corp.’s Form 10-Q/ A filed on September 2, 2003.

(5)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on September 2, 2003.

(6)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated July 15, 2003.

(7)	Incorporated by reference to Loudeye Corp.’s Form 10-Q dated May 20, 2003.

(8)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated November 19, 2002.

(9)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated February 3, 2003.

(10)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated January 9, 2004.

(11)	Incorporated by reference to Loudeye Corp.’s Form 10-K for the year ended December 31, 2003.

(12)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on March 5, 2004.

(13)	Incorporated by reference to Loudeye Corp.’s Form 8-K dated June 22, 2004.

(14)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on February 17, 2004.

(15)	Incorporated by reference to Loudeye Corp.’s Form 10-Q, filed May 17, 2004.

(16)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on October 7, 2004.

(17)	Incorporated by reference to Loudeye Corp.’s Form 10-Q filed on November 15, 2004.

(18)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on December 22, 2004.

(19)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on March 7, 2005.

(20)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on February 28, 2005.

(21)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on April 11, 2005.

(22)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on May 26, 2005.

(23)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on July 1, 2005.

(24)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on October 7, 2005.

(25)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on October 24, 2005.

(26)	Incorporated by reference to Loudeye Corp.’s Form 10-Q filed on November 9, 2005.

(27)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed on November 21, 2005.

(28)	Incorporated by reference to Loudeye Corp.’s Form 8-K filed February 21, 2006.

(29)	Incorporated by reference to Loudeye Corp.’s Form 10-K for the year ended December 31, 2004, filed March 31, 2005.

(30)	Incorporated by reference to Loudeye Corp.’s registration statement on Form S-1, file number 333-120700.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, March 15, 2006.

LOUDEYE CORP.

By:	/s/ Michael A. Brochu

Michael A. Brochu
Chief Executive Officer
POWER OF ATTORNEY
      Each person whose signature appears below hereby constitutes and appoints Michael A. Brochu, Chris J. Pollak and Eric S. Carnell, and each of them severally, his true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his name and on his behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report on Form 10-K, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Brochu Michael A. Brochu	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2006

/s/ Chris J. Pollak Chris J. Pollak	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ Jason Berman Jason Berman	Director	March 15, 2006

/s/ Kurt R. Krauss Kurt R. Krauss	Director	March 15, 2006

/s/ Johan C. Liedgren Johan C. Liedgren	Director	March 15, 2006

/s/ Frank A. Varasano Frank A. Varasano	Director	March 15, 2006