Form 10-Q
period 2006-03-31
LOUDEYE CORP
filed 2006-05-10
CIK 1064648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	132,591,381

(Class)	(Outstanding at May 1, 2006)

Loudeye Corp.
Form 10-Q Quarterly Report
As of and for the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(in thousands, except per
	share amounts)
ASSETS
Cash and cash equivalents	$13,742	$6,932
Marketable securities	605	2,113
Accounts receivable, net of allowances of $356 and $292 respectively	4,786	5,132
Prepaid expenses and other current assets	2,185	1,212
Restricted cash	1,335	1,810
Current assets of discontinued operations	40	5

Total current assets	22,693	17,204
Property and equipment, net	4,153	4,686
Goodwill	44,701	44,213
Intangible assets, net	2,995	3,116
Other assets, net	500	189

Total assets	$75,042	$69,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,621	$3,701
Accrued compensation and benefits	785	825
Accrued and other liabilities	6,961	6,531
Deposits and deferred revenue	5,635	6,061
Current portion of long-term debt	750	1,000
Current liabilities of discontinued operations	959	981

Total current liabilities	20,711	19,099
Deposits and deferred revenue, net of current portion	488	350
Common stock payable related to acquisition	321	321

Total liabilities	21,520	19,770
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000 shares authorized, none outstanding	—	—
Common stock, warrants and additional paid-in capital; for common stock $0.001 par value, 250,000 shares authorized; 132,576 shares issued and outstanding in 2006, 115,368 issued and outstanding in 2005	303,249	296,020
Deferred stock compensation	—	(888)
Accumulated deficit	(247,286)	(242,645)
Accumulated other comprehensive loss	(2,441)	(2,849)

Total stockholders’ equity	53,522	49,638

Total liabilities and stockholders’ equity	$75,042	$69,408

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
REVENUE	$8,400	$5,170
COST OF REVENUE (1)	6,412	5,466

Gross profit (loss)	1,988	(296)
OPERATING EXPENSES:
Sales and marketing (1)	1,396	1,804
Research and development (1)	1,976	1,595
General and administrative (1)	2,974	3,497
Amortization of intangibles	63	58
Stock-based compensation (1)	323	54
Special charges (credits) — other	—	(43)

Total operating expenses	6,732	6,965
LOSS FROM OPERATIONS	(4,744)	(7,261)
OTHER INCOME (EXPENSE):
Interest income	89	208
Interest expense	(18)	(74)
Other income, net	32	160

Total other income	103	294

Loss from continuing operations	(4,641)	(6,967)
Loss from discontinued operations	—	(485)

NET LOSS	$(4,641)	$(7,452)

LOSS PER SHARE — BASIC AND DILUTED:
From continuing operations	$(0.04)	$(0.07)
From discontinued operations	—	—

Net loss per share — basic and diluted	$(0.04)	$(0.07)

Weighted average shares outstanding — basic and diluted	120,001	101,718

(1)	Stock-based compensation, consisting of the fair value of equity instruments issued for services rendered, is attributable as follows:

	Three Months Ended
	March 31,
	2006	2005
Cost of revenue	$14	$35
Sales and marketing	51	4
Research and development	37	6
General and administrative	235	44
See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock,
	Warrants and				Accumulated
	Additional Paid-in		Deferred		Other	Total
	Capital		Stock-based	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Compensation	Deficit	Loss	Equity
		(in thousands)
BALANCES, December 31, 2005	115,368	$296,020	$(888)	$(242,645)	$(2,849)	$49,638
Stock option exercises	708	198	—	—	—	198
Private equity transaction, net	16,500	7,582				7,582
Vesting of restricted stock		41		—	—	41
Implementation of FAS 123(R)	—	(888)	888	—	—	—
Stock-based compensation	—	296	—	—	—	296
Comprehensive loss:
Unrealized gain on marketable securities	—	—	—	—	10	10
Foreign currency translation adjustment	—	—	—	—	398	398
Net loss	—	—	—	(4,641)	—	(4,641)

Total comprehensive loss	—	—	—	—	—	(4,233)

BALANCES, March 31, 2006	132,576	$303,249	$—	$(247,286)	$(2,441)	$53,522

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(4,641)	$(7,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	485
Depreciation and amortization	973	726
Special charges (credits) and other non cash items	(17)	(10)
Stock-based compensation	337	89
Loss on disposal of equipment	1	90
Foreign currency transaction loss (gain)	19	(207)
Operating cash flows from discontinued operations	(22)	(299)
Changes in operating assets and liabilities:
Accounts receivable	306	361
Prepaid expenses and other assets	(1,313)	(544)
Accounts payable	1,006	(581)
Accrued compensation and benefits and accrued and other liabilities	1,435	1,291
Accrued special charges	—	(360)
Deposits and deferred revenue	(225)	954

Net cash used in operating activities	(2,141)	(5,457)

INVESTING ACTIVITIES
Purchases of property and equipment	(252)	(361)
Purchases of intangibles	(26)	(17)
Payments of accrued acquisition consideration	—	(2,524)
Release of restricted cash	475	1,388
Purchases of marketable securities	—	(575)
Sales of marketable securities	1,500	450
Investing cash flows from discontinued operations	—	(19)

Net cash provided by (used in) investing activities	1,697	(1,658)

FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of stock options	198	639
Proceeds from private equity financing, net	7,582	—
Principal payments on debt, line of credit and capital lease obligations	(250)	(292)

Net cash provided by financing activities	7,530	347

Effect of foreign currency translation on cash	(276)	(196)

Net increase (decrease) in cash and cash equivalents	6,810	(6,964)
Cash and cash equivalents, beginning of period	6,932	28,978

Cash and cash equivalents, end of period	$13,742	$22,014

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
1. Description of Business and Risks
Business
     Loudeye is a worldwide leader in business-to-business digital media services that facilitate the distribution, promotion and sale of digital media content for media and entertainment, mobile communications, consumer products, consumer electronics, retail, and ISP customers. Loudeye’s services enable its customers to outsource the management and distribution of digital media content over the Internet and other electronic networks. Loudeye’s proprietary consumer-facing e-commerce services, combined with our technical infrastructure and back-end solutions, comprise an end-to-end service offering. These service offerings currently comprise turn-key, fully-outsourced digital media distribution and promotional services, such as private-labeled digital music services, including mobile music services. Loudeye’s outsourced solutions can decrease time-to-market while reducing the complexity and cost of digital distribution compared with internally developed alternatives, and they enable Loudeye’s customers to provide branded digital media service offerings to their users while supporting a variety of digital media technologies and consumer business models.
     Through April 30, 2006, Loudeye also provided digital media content services, including encoding, samples, hosting and Internet radio services. Loudeye divested of the U.S.-based operating assets related to these service offerings, including its substantially redundant U.S.-based music store platform, on April 30, 2006. This transaction is described more fully in Note 10.
     Risks
     Inherent in Loudeye’s business are various risks and uncertainties, including the limited operating history of certain of its service offerings and challenges involved with the licensing and distribution of digital media content over the Internet and mobile networks. Loudeye’s success will depend on the acceptance of its technology and services, the ability to generate related revenue and the ability to secure adequate funding to support ongoing operations.
     As of March 31, 2006, Loudeye had an accumulated deficit of $247.3 million. Loudeye has incurred net losses from inception, and we expect to continue to incur net losses in future periods. Loudeye had a working capital balance as of March 31, 2006 of $2.0 million. To achieve future profitability, Loudeye will need to generate additional revenue or reduce expenditures. Loudeye can give no assurance that it will achieve sufficient revenue or reduced expenditures to be profitable on either a quarterly or annual basis in the future. Even if Loudeye ultimately does achieve profitability, Loudeye may not be able to sustain or increase profitability on either a quarterly or annual basis.

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
     Estimates and Assumptions
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. Examples include estimates of loss contingencies, when technological feasibility is achieved, fair value of stock option grants, which includes estimates of Loudeye’s stock price volatility and the estimated lives and forfeiture rates of stock option and restricted stock grants, purchase accounting, music publishing rights and music royalty accruals, the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns, and determining when investment impairments are other-than-temporary. Actual results could differ materially from those estimates.
     Management evaluates the potential loss exposure on various claims and lawsuits arising in the normal course of business. An accrual is made if the amount of a particular claim or lawsuit is probable and reasonably estimable.
     Unaudited Interim Financial Information
     These interim condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in Loudeye’s Annual Report on Form 10-K as filed with the SEC on March 15, 2006. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Certain amounts from prior periods have been reclassified to conform to current year presentation.
     The unaudited results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full years or in future quarters.
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
     Loudeye has classified as available-for-sale all marketable debt and equity securities for which there is a determinable fair market value and no restrictions on Loudeye’s ability to sell within the next 24 months. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). Loudeye has classified securities with a remaining contractual maturity of greater than one year as long term marketable securities. At March 31, 2006, all of Loudeye’s available for sale marketable securities have contractual maturities within one year. The cost basis for determining realized gains and losses on available-for-sale securities is determined on the specific identification method.

     The following table summarizes the composition of Loudeye’s cash, cash equivalents, and available-for-sale marketable securities at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Cash and cash equivalents:
Cash	$6,366	$4,616
Money market mutual funds	7,376	2,316

Total cash and cash equivalents	13,742	6,932

Marketable securities:
Corporate notes & bonds	605	2,113

Total marketable securities	605	2,113

Total cash, cash equivalents and marketable securities	$14,347	$9,045

     The gross unrealized gains or losses on available-for-sale securities at March 31, 2006 and December 31, 2005 and the gross realized gains or losses on the sale of available-for-sale securities for the three months ended March 31, 2006 and 2005 were immaterial and therefore are not shown. Loudeye has concluded that unrealized losses are temporary due to Loudeye’s ability to realize its investments at maturity.
     Restricted Cash
     At March 31, 2006, restricted cash represented approximately $750,000 of cash equivalents pledged as collateral against a term loan and approximately $585,000 of cash equivalents pledged as collateral in connection with agreements with a customer and certain financial institutions. In accordance with the terms of the agreements, the restricted cash has been classified as short-term in the accompanying unaudited condensed consolidated balance sheets.
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
     Goodwill
     Loudeye accounts for goodwill in accordance with Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Under FAS 142, goodwill deemed to have indefinite life is not amortized, but is subject to, at a minimum, annual impairment tests. Loudeye performs its annual impairment test of goodwill as of November 30 of each year or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Impairment is tested at the reporting unit level by comparing the fair value of a reporting unit with its carrying amount including goodwill. Fair values are determined based on valuations that rely on the market and income approaches. The market approach makes use of market price data of stocks of companies engaged in the same or similar lines of business as Loudeye. The income approach uses future projections of cash flows from each of our reporting units and includes, among other estimates, projections of future revenue and operating expenses, market supply and demand, projected capital spending and an assumption of our weighted average cost of capital. Our evaluations of fair values include analyses based on the future cash flows generated by the underlying assets, estimated trends and other relevant determinants of fair value for these assets. If the carrying amount of the reporting unit exceeds its fair value, goodwill of the reporting unit is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. Loudeye has determined that its OD2 subsidiary is its only reporting unit for the purposes of FAS 142 in 2006. In 2005, Loudeye determined that it had two reporting units, its OD2 subsidiary, which was acquired in June 2004 and its Overpeer subsidiary, which was acquired in March 2004. In connection with the cessation of the Overpeer business during the fourth quarter of 2005, Loudeye determined that the goodwill related to the Overpeer acquisition was impaired as discussed further in Note 3. There have been no events or circumstances during 2006 that would indicate impairment.
     Impairment of Long-Lived Assets

     Long lived assets, other than goodwill, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets are considered held for sale when certain criteria are met, including whether management has committed to a plan to sell the asset, whether the asset is available for sale in its immediate condition, and whether the sale is probable within one year of the reporting date. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In connection with the cessation of the Overpeer business during the fourth quarter of 2005, Loudeye determined that the goodwill related to the Overpeer acquisition was impaired as discussed further in Note 3. Loudeye performs its annual impairment test of long-lived assets as of November 30 of each year. There have been no events or circumstances during 2006 that would impact this assessment.
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
     Loudeye is exposed to credit risk due to its extension of credit to its customers. At March 31, 2006, one customer accounted for 12% of Loudeye’s accounts receivable. Loudeye’s customer base is dispersed across Europe, North America, Australia, New Zealand and South Africa and consists of customers in numerous industries. Loudeye performs initial and ongoing evaluations of its customers’ financial condition and generally extends credit on open account, requiring deposits or collateral as deemed necessary.
     During the three months ended March 31, 2006, one customer accounted for 25% and another customer accounted for 10% of Loudeye’s revenue. During the three months ended March 31, 2005, one customer accounted for approximately 22% and another customer accounted for approximately 12% of Loudeye’s revenue. These customers remain with Loudeye following the sale of its U.S.-based operating assets.

     Revenue Recognition
     Prior to the sale of the assets related to its digital media content services offering and its U.S.-based digital music store platform on April 30, 2006, substantially all of Loudeye’s revenue was derived from Loudeye’s digital media service offerings including digital media store services (which include music store services), and encoding, samples, hosting and Internet radio. As of May 1, 2006, Loudeye expects to derive substantially all of its revenue from its digital media store services offerings.
     Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be realized within the next twelve months is classified as current.
     Loudeye’s basis for revenue recognition is substantially governed by SEC Staff Accounting Bulletin (SAB) 101, as superseded by SAB 104, “Revenue Recognition,” the FASB’s Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), and EITF 99-19, “Reporting Revenue as a Principal Versus Net as an Agent” (EITF 99-19), and in very limited cases as it relates to sales of software products, Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position No. 98-4, 98-9, and related interpretations and Technical Practice Aids (SOP 97-2).
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
     • On behalf of its digital media store services customers, Loudeye provides transactional business-to-consumer services including prepaid credit packages, streaming subscription packages, typically for a monthly fee, and à-la-carte digital downloads.
     • Loudeye provides corporate clients with bundles of music credits as part of marketing promotions for distribution to their end consumers.
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
     • A majority of Loudeye’s transactional revenue is generated through the sale of prepaid credit packages which entitle a consumer to access a specified number of digital music downloads or streams for a fixed price during a fixed time period. Prepaid credit packages are also bundled with other end consumer offerings sponsored by Loudeye’s customers. Revenue from prepaid credit packages and bundle promotions is deferred until the credits or promotional offers are utilized or expire. Loudeye’s margin on the sale of prepaid credit packages fluctuates depending upon a number of factors, including the type of service for which the consumer redeems the credits (full downloads or streams), the royalty rate for the download purchased and breakage.
     • Revenue from prepaid music credit packages is deferred and then recognized as tracks are downloaded by the consumer or as credits expire, whichever occurs earlier.
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
     Encoding services revenue. Effective April 30, 2006, Loudeye sold all of the assets related to its encoding services offering. Prior to that date, Loudeye’s encoding services consisted of (i) processing and conversion of digital content into different digital formats pursuant to customers’ specifications via Loudeye’s proprietary encoding and transcoding systems and (ii) the delivery of such processed content to the customer. The encoded content was either delivered electronically to a file transfer protocol (FTP) site that our customers accessed via a previously provided password or Loudeye physically shipped the content to its customers. In accordance with SAB 104, Loudeye recognized revenue when persuasive evidence of an arrangement existed and the service had been rendered, provided the fee was fixed or determinable and collection was deemed probable. Loudeye evaluated each of these criteria as follows:
     • Evidence of an arrangement: Loudeye considered a non-cancelable agreement signed by Loudeye and the customer to be evidence of an arrangement.
     • Services have been rendered: Loudeye considered this criteria to be satisfied when the content had been delivered.
     • Fixed or determinable fee: Loudeye assessed whether fees were fixed or determinable at the time of sale and recognized revenue if all other revenue recognition requirements were met. Loudeye considered these criteria to be satisfied when the payment terms associated with the transaction were within Loudeye’s normal payment terms. If a significant portion of a fee was due after the date that fees would customarily be due under Loudeye’s normal payment terms, Loudeye considered the fee to not be fixed and determinable, and in such cases, Loudeye deferred revenue and recognized it when the fees became due and payable.
     • Collection is deemed probable: Loudeye initially assessed the probability of collection to determine whether this criterion was satisfied based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If Loudeye determined that collection of a fee was not reasonably assured, Loudeye deferred revenue until the time collection became reasonably assured, which was generally upon the receipt of cash.
     Samples services revenue. Effective April 30, 2006, Loudeye sold all of the stock of Loudeye Sample Service, Inc, its wholly-owned subsidiary, which provided its samples services offering. Prior to that date, Loudeye’s samples services were provided to customers using Loudeye’s proprietary streaming media software, tools, and processes. Music samples are streamed files containing selected portions, or samples, of a full music track and are typically 30 to 60 seconds in length. Customer billings were based on the volume of data streamed at rates agreed upon in the customer contract, and were subject to a nonrefundable monthly minimum fee. Under the provisions of SAB 104 and EITF 00-21, Loudeye recognized revenue in the period in which the samples were delivered.
     Hosting and Internet radio services revenue. Effective April 30, 2006, Loudeye sold all of the assets related to its hosting and Internet radio services offerings. Prior to that date, Loudeye’s hosting services were provided to customers using Loudeye’s hosting and streaming media software, tools and processes. Loudeye’s hosting services allowed digital media content to be hosted and streamed from a secure, redundant central media repository. Hosting service fees were based on a contract with either set monthly minimum fees which entitled the customer to a monthly volume of stored and streamed data that was specified in the contract or a contract with charges based upon actual monthly volume of stored and streamed data with no monthly minimum fees. Additional fees were required to be paid under the contract if the volume of data streamed or stored in a particular month exceeded the specified monthly volume threshold, and the per unit charges for the additional volume approximated the per unit charges for the minimum volumes. Any unused volume of streamed or stored data expired at each month end.
     Under the provisions of SAB 101, as amended by SAB 104, and EITF 00-21, Loudeye recognized revenue for hosting services which were not subject to monthly minimums in the period in which the data storage or data streaming occurred. Revenue for hosting services subject to monthly minimums was recognized monthly on a straight line basis over the contract period, based upon contracted monthly rates for the specified volume thresholds. Revenue for additional usage fees was recognized in the period that the additional usage occurred.
     Prior to April 30, 2006, Internet radio services were provided to customers using Loudeye’s proprietary media software, tools and processes. Internet radio services consisted of the rebroadcast over the Internet of a customer’s over-the-air radio programming. Services provided also included play list selection and programming services for online radio channels. Under the provisions of SAB 104 and EITF 00-21, revenue from the sale of Internet radio services was recognized on a monthly basis as the services were provided and customers were typically billed monthly in arrears.
     Software license revenue. In the limited circumstances in which Loudeye sells software products, Loudeye recognizes revenue associated with the license of software in accordance with SOP 97-2. Revenue from software license sales accounted for less than 1% of Loudeye’s revenue in 2006 and 2005. Under the provisions of SOP 97-2, in software arrangements that involve rights to multiple services, Loudeye allocates the total arrangement consideration among each of the deliverables using the residual method, under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. Elements included in multiple element arrangements consist of software, intellectual property, implementation services, maintenance and consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not sold separately, the price established by management, if it is probable that the price, once established, will not change before market introduction.

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
     Stock-Based Compensation
     On January 1, 2006, Loudeye adopted FAS No. 123 (revised 2004), “Share-Based Payment,” (FAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. FAS 123(R) supersedes Loudeye’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to FAS 123(R). Loudeye has applied the provisions of SAB 107 in its adoption of FAS 123(R).
     Loudeye adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of Loudeye’s fiscal year 2006. The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the prior periods presented have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense recognized under FAS 123(R) for the three months ended March 31, 2006 was approximately $337,000, which consisted of stock-based compensation expense related to employee stock options and restricted stock awards. There was no stock-based compensation expense related to employee stock options, restricted stock or employee stock purchases recognized during the three months ended March 31, 2005. See Note 8 for additional information.
     Loudeye is required under FAS 123(R) to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in Loudeye’s unaudited condensed consolidated statement of operations. Prior to the adoption of FAS 123(R), Loudeye accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in Loudeye’s unaudited condensed consolidated statement of operations because the exercise price of Loudeye’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized during the first quarter of 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in Loudeye’s unaudited condensed consolidated statement of operations for the first quarter 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). Loudeye uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Expense is recognized using the graded-vesting multiple-option method for options granted prior to January 1, 2006. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Loudeye’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, Loudeye accounted for forfeitures as they occurred.
     The weighted average fair value of employee stock options granted in the three months ended March 31, 2006 and 2005 was $0.25 and $1.00, respectively.

     FAS 123(R) requires Loudeye to disclose pro-forma information for periods prior to its January 1, 2006 adoption of the standard. The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005 if Loudeye had recognized compensation expense for all share-based payments to employees based on their fair values:

Three months ended
March 31, 2005
Net loss, as reported	$(7,452)
Add: stock-based employee compensation expense under APB 25 included in reported net loss	21
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(703)

Pro forma net loss	$(8,134)

Basic and diluted net loss per share, as reported	$(0.07)
Pro forma basic and diluted net loss per share	$(0.08)
     Pro forma stock-based compensation amounts reported above reflect the correction of certain errors discovered in Loudeye’s stock option tracking software, which resulted in an overstatement of pro forma stock-based compensation disclosed in 2005. The most significant error was related to the expected life assumption used in the Black-Scholes pricing model during 2004. The errors caused an overstatement of the expected life variable used to value all stock options, which in turn resulted in a corresponding overstatement of pro forma stock-based compensation. These errors had the effect of overstating pro forma stock-based compensation reported for the three months ended March 31, 2005 by approximately $360,000, but had no impact on pro forma net loss per share for the three months ended March 31, 2005.
     Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	2006	2005
Risk-free interest rates	4.8%	2.33-5.71%
Expected lives	2.0 years	2.5 years
Expected dividend yields	0%	0%
Expected volatility	90%	120%
     These assumptions and weighted average fair values reflect the correction of the errors discussed above. The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. Loudeye has not declared or paid any dividends and does not currently expect to do so in the future. The expected term of options represents the period that Loudeye’s stock-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of Loudeye’s stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility, including consideration of the implied volatility and market prices of traded options for comparable entities within Loudeye’s industry.
     Loudeye’s stock price volatility and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. FAS 123(R) also requires Loudeye to recognize compensation expense for only the portion of options expected to vest. Therefore,

Loudeye applied an estimated forfeiture rate that it derived from historical employee termination behavior. If the actual number of forfeitures differs from Loudeye’s estimates, additional adjustments to compensation expense may be required in future periods.
     Stock compensation expense for options or warrants granted to non-employees has been determined in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and is based on the fair value of the equity instruments issued.
     Comprehensive Loss
     Comprehensive loss is comprised of net loss, foreign currency translation adjustments and net unrealized gains (losses) on available-for-sale marketable securities and is presented in the accompanying unaudited condensed consolidated statement of stockholders’ equity. For the three months ended March 31, 2006, comprehensive loss was approximately $4.2 million, and was comprised of an unrealized gain on marketable securities totaling $10,000 and foreign currency translation adjustment of $398,000 and a net loss of approximately $4.6 million. For the three months ended March 31, 2005, comprehensive loss was approximately $8.5 million, and was comprised of an unrealized loss on marketable securities totaling $5,000, a foreign currency translation adjustment of approximately $1.1 million and a net loss of approximately $7.5 million.
     Foreign Currencies
     Loudeye considers the functional currency of its foreign subsidiaries to be the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as foreign currency translation adjustment and included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses from foreign currency transactions, which were a net loss of approximately $19,000 during the three months ended March 31, 2006 and a net gain $207,000 during the three months ended March 31, 2005, are included in the unaudited condensed consolidated statements of operations.
     Segments
     Loudeye has adopted FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” (FAS 131) which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its services, geographic areas and major customers. Loudeye’s chief operating decision maker is considered to be its Chief Executive Officer and staff, or Senior Leadership Team (SLT). Management has determined that Loudeye operates in only one segment, digital media services.
     Recent Accounting Pronouncements
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 is a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements — (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by FAS 154. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Loudeye adopted this pronouncement January 1, 2006.
     In November 2005, the FASB issued FASB Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP No. 115-1). FSP No. 115-1 amends FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and includes guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP No. 115-1 also requires an other-than-temporary impairment of debt and equity securities to be written down to its impaired value, which becomes the new cost basis. Loudeye adopted this pronouncement January 1, 2006. Adoption of this standard did not have any impact on Loudeye’s financial position, results of operations or cash flows.
     3. Discontinued Operations

Overpeer, Inc.
     On December 9, 2005, Loudeye announced that Overpeer, its wholly-owned subsidiary, had ceased its content protection services operations effective immediately. Loudeye had been funding Overpeer’s operations under an intercompany loan agreement pursuant to which Loudeye held a security interest in all of the assets of Overpeer. In November 2005, Loudeye delivered Overpeer notice of default and acceleration of indebtedness pursuant to the intercompany loan agreement. Following Overpeer’s acknowledgment of default under intercompany loan agreement, Loudeye took possession of Overpeer’s assets and foreclosed on Overpeer’s assets in partial satisfaction of Overpeer’s outstanding indebtedness to Loudeye.
     The closure of Overpeer met the criteria of a “component of an entity” as defined in FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). The operations and cash flow of those components have been eliminated from the ongoing operations of Loudeye as a result of the disposal, and Loudeye does not have any significant involvement in the operations of that component after the disposal transaction. Accordingly, in accordance with the provisions of FAS 144, the results of operations of Overpeer are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements. The prior-year results of operations for Overpeer have been reclassified to conform to this presentation.
     Current liabilities from discontinued operations of approximately $959,000 and $981,000 at March 31, 2006 and December 31, 2005 are comprised primarily of $955,000 and $977,000 in accounts payable. Revenue for Overpeer for the three months ended March 31, 2005 was $859,000 and the net loss was $485,000.
     Impairment. During the fourth quarter 2005, Loudeye recorded certain non-cash impairment charges relating to a write-down of the carrying value of all of the goodwill and some of the long-lived assets associated with Overpeer, in connection with the discontinuance of the Overpeer business. The fair values of each of these assets were estimated using primarily a probability weighted discounted cash flow method. The impairment of goodwill was determined under the two-step process required by FAS 142. The Overpeer technology, Overpeer’s customer relationships, Overpeer employee non-compete agreements, and Overpeer trademarks with an aggregate net book value of $834,000 had no continuing value in ongoing operations as a result of the cessation of the Overpeer business. In addition, Loudeye determined that the net book value of certain Overpeer fixed assets and leasehold improvements exceeded their estimated fair market value as of November 30, 2005, by $591,000.
     Severance. Overpeer incurred approximately $200,000 in severance and related payroll costs associated with the closing of its operations which was paid during December 2005. In addition, a non-cash stock compensation expense of approximately $40,000 was recorded relating to acceleration of vesting of a restricted stock award to a former Overpeer employee.
     Overpeer Lease. Overpeer was a party to a lease agreement for premises located in New York City. The lease had a ten year term running through September 2015. Annual rent obligations under the lease were approximately $175,000, subject to annual adjustment. Under the lease, Loudeye was required to post an approximate $175,000 security deposit in the form of a letter of credit. In December 2005, the landlord drew down the letter of credit in full. In February 2006, Overpeer, Loudeye and the landlord reached a settlement pursuant to which the Landlord released Overpeer and Loudeye from any future obligations with respect to the lease in exchange for the landlord retaining the approximate $175,000 security deposit and certain Loudeye-owned furniture with a net book value of approximately $80,000. For the year ended December 31, 2005, Loudeye included a non-cash charge of $253,000 in loss from discontinued operations relating to the lease, offset in part by a deferred rent credit of approximately $80,000 resulting from the early lease termination.
     Savvis Communications Corp. Litigation. On December 15, 2005, Savvis Communications Corp. filed a complaint in Superior Court in Santa Clara County, California, against Overpeer and Loudeye relating to a May 2002 Master Services Agreement between Savvis and Overpeer for collocation and bandwidth services (the “Overpeer-Savvis Agreement”). The complaint alleges Overpeer breached the Overpeer-Savvis Agreement for non-payment. The complaint also contains alter ego allegations against Loudeye. The complaint seeks damages of $1.6 million consisting of $950,000 of allegedly unpaid invoices for services and approximately $600,000 in alleged early termination fees. The court has granted Savvis a writ of attachment over Overpeer’s assets located in the state of California. In February 2006, Overpeer and Loudeye filed a joint motion to compel arbitration of the dispute under the terms of the agreement between Savvis and Overpeer. The motion was denied in April 2006. Loudeye and Overpeer have appealed this decision and further proceedings in the case are stayed until resolution of this appeal. A hearing date has not been set for the appeal. Savvis has sought expedited hearing on a motion to limit the scope of the stay and to require an approximate $1.4 million bond be posted for the stay to remain in effect. This motion is set to be heard on May 12, 2006. Loudeye assesses the probability of a judgment against Overpeer relating to the $950,000 in unpaid invoices as high. Loudeye is not a party to the Overpeer-Savvis Agreement. Loudeye intends to defend itself vigorously concerning the alter ego claims brought by Savvis. However, Loudeye cannot assess at this time the probability of an unfavorable outcome with respect to the claims brought against Loudeye.
U.S.-Based Operating Assets
     As described more fully in Note 10, on April 28, 2006, Loudeye entered into an asset purchase agreement and related ancillary agreements pursuant to which Loudeye sold its U.S.-based operating assets for $11.0 million in cash. The transaction closed April 30, 2006. The assets sold meet the criteria of a “component of an entity” as defined in FAS 144, the results of operations of the service offerings through the date of completion of the sale, as well as the gain recognized on the sale, will be reported as discontinued operations in the second quarter 2006 condensed consolidated financial statements.
     The following table presents the unaudited pro forma results of Loudeye for the three months ended March 31, 2006 assuming Loudeye had sold its U.S.-based operating assets on January 1, 2005:

	For the three months ended March 31,
	2006	2005
Revenue	$5.8 million	$3.9 million
Net loss	$4.0 million	$5.1 million
Basic and diluted net loss per share	$(0.03)	$(0.05)
4. Special Charges (Credits)
     Net special charges (credits) for the three months ended March 31, 2006 and 2005 were zero and ($43,000), respectively, which represent the difference between the amounts recorded in accrued special charges and the final settlement amounts of the underlying liabilities. In January 2005, Loudeye paid $360,000 of the $403,000 then remaining accrued special charge balance, as a final payment related to Loudeye’s former leased facility at 414 Olive Way, Seattle, Washington.
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

	Three months ended
	March 31,
	2006	2005
Options outstanding under Loudeye stock option plans	11,888	13,593
Restricted stock outstanding under Loudeye stock option plans	1,225	—
OD2 options assumed	217	1,540
Warrants outstanding	18,237	5,952

Shares excluded	31,567	21,085

6. Long-Term Debt
     In March 2005, Loudeye entered into an Amended and Restated Loan and Security Agreement (the “Amended Term Loan”) with Silicon Valley Bank (“SVB”). The Amended Term Loan amended and restated Loudeye’s December 31, 2003 loan and security agreement with SVB (the “Original Loan Agreement”). The primary components of the Amended Term Loan were as follows:
     • A term loan in the amount of $3.0 million, with a balance as of March 31, 2006, of approximately $750,000. The term loan bore interest at an annual rate of 0.5% above the prime interest rate (which rate was previously 1.25% above the prime interest rate under the terms of the December 31, 2003 loan and security agreement). Payments of principal and interest totaled $83,333 per month for 36 months from December 31, 2003. Once repaid, the term loan may not be reborrowed.

     • An equipment term loan facility in the amount of $2.5 million, with a balance as of March 31, 2006, of zero. The equipment loan facility was available on or before October 31, 2005, in minimum draw amounts of $250,000. The equipment loan bore interest at an annual rate of 0.5% above the prime interest rate.
     Borrowings under the Amended Term Loan were collateralized by substantially all of Loudeye and Overpeer’s assets. In addition, the Amended Term Loan restricted, among other things, Loudeye’s borrowings, dividend payments, stock repurchases, and sales or transfers of ownership or control, and contained certain other restrictive covenants that required Loudeye to maintain a certain quick ratio and tangible net worth, as defined in the Amended Term Loan.
     In December 2005, Loudeye notified SVB that it was not in compliance with a restrictive financial covenant under the Amended Term Loan Agreement that required Loudeye to maintain a certain minimum tangible net worth financial covenant, as defined by the amended loan agreement. Loudeye subsequently established a certificate of deposit in the amount of approximately $1.0 million, which was equal to the then outstanding loan balance. Restricted cash of $750,000 was reflected on Loudeye’s March 31, 2006 unaudited condensed consolidated balance sheet related to the certificate of deposit.
     On April 28, 2006, in connection with the transaction described in Note 10, the outstanding balance of the Amended Term Loan of $671,000 was repaid in full and the Amended Term Loan Agreement was terminated. As a result, a certificate of deposit in the amount of $671,000 was released from restricted cash in April 2006.
7. Contingencies
     Royalty Obligations. Loudeye has entered into various agreements that allow for incorporation of licensed or copyrighted material into its services. Under these agreements, Loudeye is required to make royalty payments to the recorded music companies (record labels), publishers and various other rights holders. Some of these agreements require quarterly or annual minimum payments which are not recoupable based upon actual usage. Other royalty agreements require royalty payments based upon a percentage of revenue earned from the licensed service. Royalty costs incurred under these agreements are recognized over the periods that the related revenue is recognized and are included in cost of revenue. These amounts totaled approximately $4.1 million and $3.3 million for the three months ended March 31, 2006 and 2005.
     Nasdaq Listing Compliance. On July 7, 2005, Loudeye received a notice from The Nasdaq Stock Market that Loudeye’s common stock is subject to delisting from the Nasdaq Capital Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). On January 4, 2006, Loudeye received a further notice from Nasdaq noting that it had not regained compliance with the minimum bid price rule as of January 3, 2006. However, the Nasdaq notice also stated that as of January 3, 2006, Loudeye met all the initial inclusion criteria in Nasdaq Marketplace Rule 4310(c) (except for the bid price). As a result, Loudeye has been provided an additional 180 day calendar compliance period, or until July 3, 2006, to regain compliance with Nasdaq minimum bid price requirements. According to the Nasdaq notice, if at anytime before July 3, 2006, the bid price of Loudeye’s common stock closes at $1.00 per share or more for 10 consecutive days, the Nasdaq staff will provide Loudeye written notification that it has regained compliance with the Rule. Loudeye’s board of directors and stockholders have approved an amendment to Loudeye’s Certificate of Incorporation to effect a reverse stock split of Loudeye’s authorized and issued and outstanding Common Stock at ratios of one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine or one-for-ten. If Loudeye is unable to regain compliance with the $1.00 per share bid requirements organically, Loudeye expects to effect a reverse stock split at one of the previously approved ratios before the 2006 Annual Meeting which is scheduled for June 28, 2006. As a result, the number of shares owned by each stockholder of record would be proportionately reduced if the reverse stock split is implemented.
     In February 2006, Loudeye and investors in a private placement transaction entered into a subscription agreement which contains a covenant by Loudeye that it will maintain its listing on the Nasdaq Capital Market. The subscription agreement further provides that if Loudeye implements a reverse stock split within six months of the closing of the private placement and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced is less than the lesser of $0.50 or the closing price of our common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such stock split, then Loudeye will be required to pay an amount in cash or stock, at its election, to the investors in the private placement in the amounts described below. The amount of any such payment to an investor will not in any event exceed ten percent (10%) of the aggregate purchase price paid by such investor in the private placement. Subject to such limitation, if Loudeye elects to make such payment (if any) in cash, the amount to be paid to an investor would equal the number of shares of common stock purchased by such investor in the private placement that are then held by that investor multiplied by the lesser of (a) the difference between the closing price of our common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such split and the volume weighted average trading price of Loudeye’s common stock on the

Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced, or (b) $0.50 less the average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. If Loudeye elects to make such payment (if any) in shares of Loudeye common stock, the amount of shares to be issued to an investor (the “Additional Shares”) would equal the cash amount to be paid to such investor described above divided by the volume weighted average trading price of our common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. Any such issuance of Additional Shares would be subject to the approval of Loudeye’s stockholders to the extent necessary to comply with the rules of the Nasdaq Capital Market.
Legal Proceedings
     Settlement of Altnet Litigation Matter. On September 10, 2004, Loudeye was served in a patent infringement lawsuit brought by Altnet, Inc., and others against Loudeye, its Overpeer, Inc. subsidiary, Marc Morgenstern, Overpeer’s managing director, the Recording Industry Association of America, and others. The complaint, filed in federal district court in Los Angeles, California, involves two patents that plaintiffs alleged cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleged that the anti-piracy services previously offered by Loudeye’s Overpeer subsidiary infringed the patents in question.
     Effective May 3, 2006, Altnet and its affiliated companies Brilliant Digital Entertainment, Inc. and Kinentech, Inc., entered into a settlement agreement with Overpeer and Loudeye pursuant to which the suit against Overpeer and Loudeye will be dismissed with prejudice. As consideration for the settlement, Loudeye assigned to Brilliant rights to the Overpeer source code and granted Brilliant and its affiliates a non-exclusive, royalty-bearing (under certain circumstances) license under U.S. Patent No. 6,732,180. The settlement terms involve no cash payments from Loudeye or Overpeer.
     Savvis Communications Corp. On December 15, 2005, Savvis Communications Corp. filed a complaint in Superior Court in Santa Clara County, California, against Overpeer and Loudeye relating to a May 2002 Master Services Agreement between Savvis and Overpeer for collocation and bandwidth services (the “Overpeer-Savvis Agreement”). The complaint alleges Overpeer breached the Overpeer-Savvis Agreement for non-payment. The complaint also contains alter ego allegations against Loudeye. The complaint seeks damages of $1.6 million consisting of $950,000 of allegedly unpaid invoices for services and approximately $600,000 in alleged early termination fees. The court has granted Savvis a writ of attachment over Overpeer’s assets located in the state of California. In February 2006, Overpeer and Loudeye filed a joint motion to compel arbitration of the dispute under the terms of the agreement between Savvis and Overpeer. The motion was denied in April 2006. Loudeye and Overpeer have appealed this decision and further proceedings in the case are stayed until resolution of this appeal. A hearing date has not been set for the appeal. Savvis has sought expedited hearing on a motion to limit the scope of the stay and to require an approximate $1.4 million bond be posted for the stay to remain in effect. This motion is set to be heard on May 12, 2006. Loudeye assesses the probability of a judgment against Overpeer relating to the $950,000 in unpaid invoices as high. Loudeye is not a party to the Overpeer-Savvis Agreement. Loudeye intends to defend itself vigorously concerning the alter ego claims brought by Savvis. However, Loudeye cannot assess at this time the probability of an unfavorable outcome with respect to the claims brought against Loudeye.
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
     Our board of directors approved the final settlement terms in March 2005. A fairness hearing for final approval of the settlement terms was held on April 24, 2006, and a decision from the court is pending. Management does not anticipate that we will be required to pay any amounts under this settlement; however, Loudeye can give no assurance that the underwriter defendants will not bring a claim for indemnification against us under the terms of the underwriting agreement relating to Loudeye’s initial public offering.
     SPEDIDAM. On March 6, 2006, On Demand Distribution SAS (France) (“OD2 France”), one of OD2’s wholly-owned subsidiaries, received a complaint filed by SPEDIDAM alleging damages for the reproduction of performances of background artists and performers on its servers and the making available of such performances in the form of downloadable files for sale. SPEDIDAM is an organization representing artists and performers in France. Simultaneously, SPEDIDAM filed suit against other leading digital music store operators in France including Apple Computer’s iTunes services, FNAC Music, eCompil, Sony Connect and Virgin Mega. The complaint alleges that OD2 France did not have prior authorization of SPEDIDAM or the relevant artists and performers for such reproduction and distribution. The complaint seeks damages of approximately €565,000 (approximately $680,000 based on March 31, 2006 exchange rates). An initial procedural hearing is scheduled for June 22, 2006. OD2 France intends to defend itself vigorously concerning the claims brought by SPEDIDAM in this matter; however, OD2 France cannot at this time assess the probability or the magnitude of an unfavorable outcome, if any.
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
8. Stockholders’ Equity
     February 2006 private placement transaction
     On February 20, 2006, Loudeye entered into a Subscription Agreement with a limited number of institutional investors pursuant to which Loudeye agreed to sell and issue to such investors 16,500,000 shares of its common stock, together with warrants to purchase 12,375,000 shares of common stock at an exercise price of $0.68 per share, for an aggregate purchase price of $8.25 million. The warrants are not exercisable until six months after the closing date and are then exercisable until the fifth anniversary of the closing date. Loudeye paid a placement fee of $556,875 in connection with the financing. The subscription agreement contains a covenant by Loudeye that it will maintain its listing on the Nasdaq Capital Market. See Note 7 for a description of penalties Loudeye may incur payable to the investors in this private placement transaction in the event it effects a reverse stock split.
     The securities issued in the private placement were offered and sold without registration under the Securities Act of 1933 to a limited number of institutional accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend was placed on the shares and the warrants issued, and will be placed on the shares issuable upon exercise of the warrants (and on Additional Shares, if any), unless registered under the Securities Act prior to issuance. Loudeye filed a registration statement covering the resale of the shares of common stock and the shares of common stock underlying the warrants and the registration was declared effective by the SEC on April 19, 2006.
Stock Option Plans
     Under Loudeye’s 2005 Incentive Award Plan, the board and its compensation committee as its designee may grant to employees, consultants, and directors of Loudeye and its subsidiaries incentive and non-statutory options to purchase our common stock, restricted stock awards to purchase shares of Loudeye common stock that are subject to repurchase and are nontransferable until such shares have vested, and other forms of equity compensation awards. In addition, Loudeye maintains a 2000 Stock Option Plan, a 1998 Stock Option Plan, an Employee Stock Option Plan and a Director Stock Option Plan.
     At March 31, 2006, options to purchase up to 11,888,000 shares of our common stock were outstanding under Loudeye’s various stock option plans and restricted stock awards for an aggregate of 1,225,000 shares of our common stock were outstanding under Loudeye’s 2005 Incentive Award Plan. In addition, at March 31, 2006, an aggregate of 13,697,000 shares were reserved for issuance under Loudeye’s 2005 Incentive Award Plan.
     Loudeye’s 2005 Incentive Award Plan provides for an automatic annual increase on the first day of each of fiscal year beginning in 2006 equal to the lesser of 5.0 million shares or 2% of our outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as our board determines. As a result, on January 1, 2006, the number of shares reserved under Loudeye’s 2005 Incentive Award Plan automatically increased by 2,307,361 shares of our common stock. Option grants under the plans have terms of ten years and generally vest over three to four and one half years.
     The following table summarizes stock option activity for all of stock option plans during the three months ended March 31, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term	(in thousands)
Outstanding, December 31, 2005	12,319	$1.12
Granted	2,603	$0.51
Exercised	(708)	$0.28
Forfeited	(1,271)	$1.25
Cancelled	(1,055)	$1.45

Outstanding, March 31, 2006	11,888	$0.99	8.7	$118

Vested or expected to vest at March 31, 2006	6,800	$1.12	8.5	$62
Exercisable at March 31, 2006	3,132	$1.35	7.5	$59
    A summary of the status of unvested employee stock options as of March 31, 2006 and changes during the period then ended, is presented below:

		Weighted
		Average
		Grant Date
	Options	Fair Value
	(in thousands)	Per Share
Unvested at December 31, 2005	8,243	$0.68
Granted	2,603	$0.25
Vested	(820)	$0.85
Forfeited	(1,271)	$0.79

Unvested at March 31, 2006	8,755	$0.52

    As of March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.5 million, which will be amortized over the weighted-average remaining requisite service period of 1.6 years.
     Restricted Stock Awards. As of March 31, 2006, Loudeye had issued an aggregate of 1.5 million shares of restricted common stock, net of cancellations, to certain employees under the 2005 Incentive Award Plan. These restricted stock awards have a four-year vesting period. The accrual for deferred compensation expense related to the restricted shares issued was recorded at the market value on the date of the grant and the related compensation expense is being amortized on a straight line basis over the vesting period.
     During the three months ended March 31, 2006, Loudeye recorded stock based compensation expense related to the vesting of restricted stock grants of approximately $41,000. During the three months ended March 31, 2005, stock based compensation expense related to restricted stock grants was not material.
9. Segment Information
     FAS 131 requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Loudeye operates in one business segment, digital media services. Members of Loudeye’s senior leadership team review financial information presented on a consolidated basis, accompanied by disaggregated information about services for purposes of making decisions and assessing financial performance.
     The majority of Loudeye’s revenue was derived from customers principally in Europe and in the United States of America. The following table provides information about revenue by geographic region (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenue by Geographic Areas:
United States	$2,580	$1,298
Other countries, principally Europe	5,820	3,872

Total revenue	$8,400	$5,170

     Long-lived assets are comprised of property and equipment and intangible assets, net of related accumulated depreciation and amortization. The following table presents information about Loudeye’s long-lived assets by geographic location (in thousands):

	At	At
	March 31,	December 31,
	2006	2005
Long-lived Assets:
United States	$4,289	$4,792
United Kingdom	2,827	2,990
Other countries, principally Europe	32	20

Total long-lived assets	$7,148	$7,802

     Revenue from external customers is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Digital media services
Digital media store services	$6,374	$3,967
Encoding services	1,487	545
Samples services	339	301
Hosting and Internet radio services	200	357

Total revenue	$8,400	$5,170

10. Subsequent Events
     On April 28, 2006, Loudeye Corp. entered into an asset purchase agreement and related ancillary agreements pursuant to which Loudeye sold its U.S.-based operating assets to Muze Inc. for $11.0 million in cash. The transaction closed April 30, 2006.

     Following the transaction, Loudeye continues to operate its OD2 digital music store services installed across more than 75 retailers in over 20 countries.
     The transaction involved the transfer of the following U.S.-based operations, including associated customer relationships, license rights, music archive and physical assets:
•	Muze assumed Loudeye’s web and mobile digital music commerce services, operating on Loudeye’s U.S.-based platform. Live customers of the service were O2 Germany, ATT Wireless mMode MusicStore (now Cingular Wireless mMode Music) and BurnLounge. Loudeye also assigned its rights under digital download license agreements with the four major record labels, as required for the live services now operated by Muze.

•	Loudeye sold its encoding services operations, including encoding services for EMI Music. Loudeye previously announced that encoding services for EMI Music were being transitioned by EMI to a new service provider during the second quarter of 2006. Loudeye also transferred U.S. Patent No. 6,873,877 relating to a distributed production system for digitally encoding information to Muze, while Loudeye retained a non-exclusive license to this patent.

•	Loudeye sold its music sound samples services and all associated liabilities. Transfer of the samples service operations was completed through sale of all outstanding shares of capital stock of Loudeye Sample Services, Inc., a wholly owned subsidiary of Loudeye.

•	Loudeye sold its hosting and Internet radio services.
     Loudeye retained all assets not defined as acquired assets in the asset purchase agreement, including its non-U.S.-based operations, patents and patent applications (other than the ‘877 patent described above), and certain physical assets relating to Loudeye’s webcasting services and Loudeye’s discontinued Overpeer operations.
     The gross proceeds of $11.0 million were used to repay in full $671,000 owed to Silicon Valley Bank, or SVB, under the Amended and Restated Loan and Security Agreement between Loudeye and SVB dated March 30, 2005. In connection with the SVB payoff, restrictions on cash of $671,000 were released in April 2006. The remaining proceeds of approximately $10.3 million were paid to Loudeye and will be used for general working capital and corporate purposes.
     Fifty Loudeye employees working in Loudeye’s Seattle, Washington offices accepted employment with Muze effective May 2, 2006. Loudeye does not expect to incur any material severance or other termination obligations as a direct result of this transaction.
     Loudeye and Muze have agreed to enter into a sublease arrangement for Loudeye’s facility in Seattle. Muze will reimburse Loudeye for 50% of the rent expense for the Seattle facility and Muze will generally reimburse Loudeye for facility related expenses on an as-used basis.
     The asset purchase agreement contains limited representations and warranties by Loudeye and Loudeye Enterprise Communications, Inc., its wholly-owned subsidiary, on one hand, and Muze on the other. Loudeye and Muze each agreed to indemnify the other against breaches of these representations and warranties. In addition, Loudeye agreed to indemnify Muze against liabilities that were not specifically assumed by Muze in the transaction, and Muze agreed to indemnify Loudeye against liabilities it agreed to assume, as well as any liability arising out of ownership or operations of the assets it acquired post-closing of the transaction. The precise scope of representations, warranties, indemnification obligations and applicable liability limitations and exclusions is set out in detail in the asset purchase agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made under the safe harbor provisions thereof. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimates,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “will,” “management believes,” “Loudeye believes,” “Loudeye intends,” “we believe,” “we intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this quarterly report, including those factors discussed in Part II Item IA, Risk Factors, beginning on page 42 of this quarterly report.
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
     Overview
     The following management’s discussion and analysis is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the three months ended March 31, 2006 compared with the corresponding three months ended March 31, 2005. It is organized as follows:
     • The section entitled “Loudeye Background” describes our principal operational activities and summarizes significant trends and developments in our business and in our industry.
     • “Critical Accounting Policies and Estimates” discusses our most critical accounting policies.
     • “Recently Issued Accounting Policies” discusses new accounting standards regarding accounting changes and error corrections and evaluating and recording other than temporary impairment losses on debt and equity investments.
     • “Consolidated Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides a detailed narrative regarding significant changes in our results of operations for the three months ended March 31, 2006 compared to the three month periods ended December 31, 2005 and March 31, 2005.
     • “Liquidity and Capital Resources” discusses our liquidity and cash flow and factors that may influence our future cash requirements.
     • “Contractual Obligations” discusses our contractual obligations as of March 31, 2006.
     • “Off-Balance Sheet Arrangements” discusses certain indemnification and other obligations.
     Loudeye Background
     We are a worldwide leader in business-to-business digital media services that facilitate the distribution, promotion and sale of digital media content for media and entertainment, mobile communications, consumer products, consumer electronics, retail, and ISP customers. Our services enable our customers to outsource the management and distribution of digital media content over the Internet and other electronic and wireless networks. Our proprietary consumer-facing e-commerce services, combined with our technical infrastructure and back-end solutions, comprise an end-to-end service offering. These service offerings currently comprise turn-key, fully-outsourced digital media distribution and promotional services, such as private-labeled digital media store services, including mobile music services. Our outsourced solutions can decrease time-to-market for our customers while reducing the complexity and cost of digital distribution compared with internally developed alternatives, and they enable our customers to provide branded digital media service offerings to their users while supporting a variety of digital media technologies and consumer business models.

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
     The growth in digital media distribution has been driven in large part by an increase in broadband adoption, growth in the market for portable digital media devices and significant improvements in streaming technologies capable of delivering high quality content in smaller file sizes. At the same time, content owners such as major media companies, film studios and record labels are providing more content in a digital format to capitalize on these opportunities.
     We continue to develop our services to address the changing dynamics of digital media distribution, promotion and consumption. Our digital media store services offerings enable digital distribution of media over the Internet, mobile and wireless networks and other emerging technologies.
     Our service offerings historically have been grouped into the two primary categories: digital media store services, concentrated in Europe and around emerging mobile distribution technologies and service offerings, and, through April 30, 2006, digital media content services. We divested all of the operating assets related to our digital media content services offerings on April 30, 2006. Please refer to Note 10 of the accompanying unaudited condensed consolidated financial statements for a detailed description of this transaction. After May 1, 2006, our business is offered from our European digital media store services platform. Our financial statements for the period ended March 31, 2006, include the assets, liabilities and results of operations relating to our U.S.-based operating assets which were divested in April 2006. Beginning with our second quarter 2006 financial statements, the assets, liabilities and results of operations relating to these divested assets will be presented as discontinued operations for all periods presented.
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
     In February 2006 we announced a realignment of our product development, engineering, information technology and operational resources relating to digital media store services behind our key markets and customers. On April 30, 2006, we sold our substantially redundant U.S.-based digital media services platform. Our digital media store service operations are now centralized at our European headquarters in Bristol, U.K.
     We offer our customers a highly scalable consumer-facing digital media commerce and delivery services that include:
     • hosting, publishing and managing digital media content, and delivering such content to end consumers on behalf of our customers;
     • support for private label user interfaces that have the look, feel and branding of a customer’s existing commerce platform;
     • delivery across both Iinternet and mobile delivery protocols, and in various forms, such as full-song download or streaming, for both Internet and mobile based applications;
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

     A small number of customers in Europe generate a substantial majority of our revenue from digital media store services. This customer concentration poses a significant risk to our business and results of operation if any one or more of these customers were to terminate or not renew their service contracts with us.
     We believe future growth in our digital media store services depends significantly upon the growth of the mobile market for digital content services, including music. Our live mobile services customers, O2 Germany and AT&T Wireless mMode Service, were operated on the U.S.-based music store platform which we divested in April 2006. We continue to invest in our mobile music capabilities offered from our OD2 services platform. The OD2 platform will support over-the-air, search, purchase and download of music files. The service will permit dual-delivery of downloaded music directly to end consumer’s mobile phone and personal computer. There are a number of industry challenges that could impact the adoption rate of mobile platforms as a leading method of digital music purchase, including the rate of adoption of compatible mobile handsets, availability of high speed mobile data networks, adoption by mobile consumers of mobile data plans, any pricing differential (both wholesale and retail) between content purchased over-the-air to a mobile device and purchased by other means, development of content and digital rights management standards and technologies acceptable to content licensors, and the impact on the economics of the mobile music business of certain issued patents. Significant growth in demand for our music store services is likely to also depend on significant growth in adoption of Windows compatible portable music devices.
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
     As part of our current end-to-end music store services, we have secured licenses, primarily for digital download and unlimited, streaming subscription, with the four major recorded music companies and many independent record labels around the globe, in the markets we currently serve. Our rights portfolio currently available for inclusion in our music store services encompasses licenses in over 20 countries. All of our significant licensing agreements require the content owner to pre-approve each of our customers in advance of launching a new service.
     While we typically secure content licenses on behalf of our customers, there is a trend for certain of the major recorded music companies to want to provide licenses directly to new consumer music services, and some consumer music services, especially those of household brand names, may require direct licensing arrangements with the labels. If these trends continue our business may be significantly impacted including by extending our sales cycle and requiring us to assist our customers in obtaining licenses from content owners. This could change the way we report revenue because to the extent license rights do not pass through Loudeye and our customers are required or elect to license and pay content owners directly, we would report revenue on a net basis (net of third party content fees) rather than on a gross basis. As a result, our transactional revenue may decrease and gross margins as a percentage of revenue may increase. Gross margin as an absolute dollar amount would not be impacted by a change in revenue reporting from a gross basis to a net basis.
     Digital media content services. We provided digital media content services until we divested all of the assets related to this service offering on April 30, 2006. Please refer to Note 10 to our unaudited condensed consolidated financial statements included in this report for a detailed description of this transaction. Digital media content services included a suite of digital media services provided to both content owners and retailers, including encoding, music samples service, hosting, and Internet radio services. Digital media content services were operated primarily from our offices in Seattle, Washington. Following the sale of our U.S.-based operating assets, any associated revenues or costs, along with gain on sale, will be reflected as discontinued operations in all periods presented beginning with our second quarter 2006 financial statements.
     Encoding services. Our encoding services enabled digital content to be processed and converted into different digital formats pursuant to our customers’ specifications. Through April 30, 2006, we generated substantially all of our encoding services revenue from fees for delivering EMI Music content to digital service providers, or DSPs. EMI Music contracted directly with its DSP partners for licenses to the EMI Music catalog. We in turn contracted directly with DSPs for providing encoding services for digital music content from EMI Music and other independent record labels. In February 2006, we were notified by EMI Music that it intended to transition all encoding services for EMI Music content to another service provider. We generated revenue from encoding EMI Music catalog for DSPs until the sale of all of our assets related to our digital media content services offerings on April 30, 2006.
     Music sample services. Through April 30, 2006, we provided a hosted end-to-end streaming samples service that delivered high quality music samples to customers in the online and mobile entertainment sectors. Our music samples service in the U.S. consisted of streaming digital content, or more specifically selections of such content, commonly referred to as samples, clips or previews. Digital media samples are used by customers for many purposes, including increasing online content sales, user traffic and customer retention.
     Hosting and Internet radio services. Through April 30, 2006, our hosting services allowed digital media content to be hosted and streamed from a secure, redundant central media repository. Through April 30, 2006, we also offered an Internet radio service with 100 channels of CD-quality streaming music in the U.S.
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
     During the fourth quarter 2005, we recorded certain non-cash impairment charges relating to a write-down of the carrying value of all of the goodwill and some of the long-lived assets associated with our Overpeer subsidiary, in connection with the discontinuance of the Overpeer business. The fair values of each of these assets were estimated using primarily a probability weighted discounted cash flow method. The impairment of goodwill was determined under the two-step process required by FAS 142. The Overpeer technology, Overpeer’s customer relationships, Overpeer employee non-compete agreements, and Overpeer trademarks with an aggregate net book value of $834,000 have no continuing value in ongoing operations as a result of the cessation of the Overpeer business. In addition, we determined that the net book value of certain Overpeer fixed assets and leasehold improvements exceeded their estimated fair market value as of November 30, 2005, by $591,000.
     Overpeer incurred approximately $200,000 in severance and related payroll costs associated with the closing of its operations which was paid during December 2005. In addition, a non-cash stock compensation expense of approximately $40,000 was recorded relating to acceleration of vesting of a restricted stock award to a former Overpeer employee.
     Overpeer was a party to a lease agreement for premises located in New York City. The lease had a ten year term running through September 2015. Annual rent obligations under the lease were approximately $175,000, subject to annual adjustment. Under the lease, Loudeye was required to post an approximate $175,000 security deposit in the form of a letter of credit. In December 2005, the landlord drew down the letter of credit in full. In February 2006, Overpeer, Loudeye and the landlord reached a settlement pursuant to which the Landlord released Overpeer and Loudeye from any future obligations with respect to the lease in exchange for the landlord retaining the approximate $175,000 security deposit and certain Loudeye-owned furniture with a net book value of approximately $78,000. For the year ended December 31, 2005, we included a non-cash charge of $253,000 in loss from discontinued operations relating to the lease, offset in part by a deferred rent credit of approximately $80,000 resulting from the early lease termination.
     On December 15, 2005, Savvis Communications Corp. filed a complaint in Superior Court in Santa Clara County, California, against Overpeer and Loudeye relating to a May 2002 Master Services Agreement between Savvis and Overpeer for collocation and bandwidth services (the “Overpeer-Savvis Agreement”). The complaint alleges Overpeer breached the Overpeer-Savvis Agreement for non-payment. The complaint also contains alter ego allegations against Loudeye. The complaint seeks damages of $1.6 million consisting of $950,000 of allegedly unpaid invoices for services and approximately $600,000 in alleged early termination fees. The court has granted Savvis a writ of attachment over Overpeer’s assets located in the state of California. In February 2006, Overpeer and Loudeye filed a joint motion to compel arbitration of the dispute under the terms of the agreement between Savvis and Overpeer. The motion was denied in April 2006. Loudeye and Overpeer have appealed this decision and further proceedings in the case are stayed until resolution of this appeal. A hearing date has not been set for the appeal. Savvis has sought expedited hearing on a motion to limit the scope of the stay and to require an approximate $1.4 million bond be posted for the stay to remain in effect. This motion is set to be heard on May 12, 2006. We assess the probability of a judgment against Overpeer relating to the $950,000 in unpaid invoices as high. Loudeye is not a party to the Overpeer-Savvis Agreement. We intend to defend ourself vigorously concerning the alter ego claims brought by Savvis. However, we cannot assess at this time the probability of an unfavorable outcome with respect to the claims brought against Loudeye.
     The closure of Overpeer meets the criteria of a “component of an entity” as defined in FAS 144. The operations and cash flow of those components have been eliminated from the ongoing operations of Loudeye as a result of the disposal, and we do not have any significant involvement in the operations of that component after the disposal transaction. Accordingly, in accordance with the provisions of FAS 144, the results of operations of Overpeer are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements. The prior-year results of operations for Overpeer have been reclassified to conform to this presentation. Revenue for Overpeer for the three months ended March 31, 2005 was $859,000 and the net loss was $485,000.
     As further described in Note 10, we divested all of the assets related to our U.S.-based digital media service platform and our digital media content services offerings on April 30, 2006. The assets sold meet the criteria of a “component of an entity” as defined in FAS 144. In accordance with the provisions of FAS 144, the assets, liabilities and results of operations of the U.S.-based operating assets through the date of completion of the sale, as well as the gain recognized on the sale, will be reported as discontinued operations in all periods presented, beginning with our second quarter 2006 financial statements.
Critical Accounting Policies and Estimates
     The SEC has defined a company’s critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations, and those which require the company to make its most complex or subjective decisions or assessments. Our critical accounting policies and estimates include revenue recognition, the estimates used in determining the recoverability of goodwill and other intangible assets, exit costs, the amount of litigation accruals, stock-based compensation, and the amount of the allowance for income taxes. For a detailed discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our board of directors.
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

     Stock-Based Compensation Expense. On January 1, 2006, we adopted FAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. FAS 123(R) supersedes our previous accounting under APB 25 for periods beginning in fiscal 2005. In March 2005, the SEC issued SAB 107 relating to FAS 123(R). We have applied the provisions of SAB 107 in our adoption of FAS 123(R).
     We adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).
     Stock-based compensation expense recognized under FAS 123(R) for the three months ended March 31, 2006 was $337,000, which consisted of stock-based compensation expense related to employee stock options and restricted stock. There was no stock-based compensation expense related to employee stock options, restricted stock and employee stock purchases recognized during the three months ended March 31, 2005. Had we recognized compensation expense for the three months ended March 31, 2005 for all share-based payments to employees based on their fair values, as is now required by FAS 123(R), net loss would have increased by $682,000.
     As of March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.5 million, which will be amortized over the weighted-average remaining requisite service period of 1.6 years. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
Recent Accounting Pronouncements
          In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 is a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements — (an Amendment of APB Opinion No. 28)” and provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by FAS 154. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We adopted this pronouncement January 1, 2006.
          In November 2005, the FASB issued FASB Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP No. 115-1). FSP No. 115-1 amends FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and includes guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP No. 115-1 also requires an other-than-temporary impairment of debt and equity securities to be written down to its impaired value, which becomes the new cost basis. We adopted this pronouncement January 1, 2006. Adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
Consolidated Results of Operations
     Overpeer, our wholly-owned subsidiary which provided content protection services, ceased operations in December 2005 and is presented as a discontinued operation in all periods presented.
     On April 28, 2006, we sold our U.S.-based operating assets for $11.0 million in cash. The assets sold meet the criteria of a “component of an entity” as defined in FAS 144. In accordance with the provisions of FAS 144, following completion of the sale of U.S.-based operating assets, associated revenues and costs will be reflected as discontinued operations in all periods presented beginning with our second quarter 2006 financial statements.
Comparison of First Quarter 2006 Operating Results to Fourth Quarter 2005
     Revenue decreased by approximately 5% for the first quarter 2006 to $8.4 million from $8.8 million in the fourth quarter 2005. While we experienced revenue growth of approximately $240,000 in our digital media content services offerings during the first quarter 2006, we also experienced a decrease in revenue of approximately $670,000 in our digital media store services offering.

     Our digital media store services in the first quarter 2006 generated approximately $6.4 million in revenue, or 76% of total revenue. Revenue in this service line declined by approximately 10%, or $670,000, from fourth quarter 2005 levels. Fourth quarter 2005 revenue included approximately $1.7 million in promotional credit revenue from one internet service provider in Europe related to a twelve month, €1.8 million (approximately $2.2 million based on March 31, 2006 exchange rates) agreement entered into in in February of 2005. First quarter 2006 revenue under the agreement was approximately $500,000. During the first quarter of 2006, we also recognized approximately $550,000 of revenue from our divested U.S.-based digital media store services offering. The majority of this revenue was related to the recognition of previously deferred amounts related to the termination of a custom digital music service offering for a North American retailer during the first quarter of 2006.
     For the quarter ended March 31, 2006, transactional volume, principally from the sale of digital downloads and prepaid credit packages, represented over 70% of total digital media store services revenue, which is consistent with fourth quarter 2005. In the first quarter 2006 and fourth quarter 2005, approximately 33% of our digital media store services revenue was derived from Microsoft Corporation’s MSN music services offerings.
     During fourth quarter 2005 and first quarter 2006, we continued to maintain and enhance the OD2 music service technology platform, and were also operating the U.S.-based music store platform for three live customers. Following the sale of our U.S.-based operating assets, results of operations for our U.S.-based digital media store services will be reflected as discontinued operations in all periods presented beginning with our second quarter 2006 financial statements.
     In the first quarter 2006, we generated approximately $2.0 million in revenue from digital media content services, or 24% of total revenue. This increased from $1.8 million or 20% of total revenue in the fourth quarter 2005, as we saw an increase in the volume of EMI Music content delivered during the first quarter of 2006 as compared to the fourth quarter of 2005. Of the total digital media content services revenue of $2.0 million in the first quarter 2006 and $1.8 million in the fourth quarter 2005, approximately $1.5 million in the first quarter 2006 and $1.3 million in the fourth quarter 2005 was from encoding services, a substantial portion of which was derived from our relationship with EMI Music. In February 2006, we were notified by EMI Music that it intended to transition all encoding services for EMI Music content to another service provider during the second quarter of 2006. Following the sale of our U.S.-based operating assets, any digital media content services revenue or associated costs will be reflected as discontinued operations in all periods presented beginning with our second quarter 2006 financial statements.
     We had a gross profit margin of approximately $2.0 million or 24% of total revenue for the first quarter 2006, compared to a gross profit margin for fourth quarter 2005 of approximately $1.0 or 12% of total revenue. The gross profit margin improvement is in part the result of higher than average gross margins being realized on two promotional bundling deals that ended during the first quarter 2006 and gross margin related to the termination in first quarter 2006 of a custom digital music service offering in North America. We reported a net loss of $4.6 million or $0.04 per share in the first quarter 2006 compared to a net loss of $10.5 million or $0.09 per share in the fourth quarter 2005.

Comparison of Three Month Periods Ended March 31, 2006 and March 31, 2005
     Percentage comparisons have been omitted within the following table where they are not considered meaningful. Certain information reported in previous periods has been reclassified to conform to current presentation. All amounts, except amounts expressed as a percentage, are presented in the following table in thousands.

	Three Months Ended
	March 31,		Variance
	2006	2005	$	%
Revenue
Digital media store services	$6,374	$3,967	$2,407	61%
Encoding services	1,487	545	942	173%
Samples services	339	301	38	13%
Hosting and Internet radio services	200	357	(157)	(44)%

Total revenue	8,400	5,170	3,230	62%
Cost of revenue	6,412	5,466	946	17%

Gross profit (loss)	1,988	(296)	2,284	(772)%
Operating expenses
Sales and marketing	1,396	1,804	(408)	(23)%
Research and development	1,976	1,595	381	24%
General and administrative	2,974	3,497	(523)	(15)%
Amortization of intangibles	63	58	5	9%
Stock-based compensation	323	54	269	498%
Special charges (credits) — other	—	(43)	43	(100)%

Total operating expenses	6,732	6,965	(233)	(3)%
Interest income	89	208	(119)	(57)%
Interest expense	(18)	(74)	56	(76)%
Other income, net	32	160	(128)	(80)%

Loss from continuing operations	(4,641)	(6,967)	2,326	(33)%
Loss from discontinued operations	—	(485)	485	(100)%

Net loss	$(4,641)	$(7,452)	$2,811	(38)%

Comparison of Three Month Periods Ended March 31, 2006 and March 31, 2005
     Revenue. Revenue increased for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily as a result of strong growth in transactional and promotional credit revenue from our digital media store services operating on our European platform and increased revenue from our encoding service offering, offset by declining revenue in our hosting and Internet radio service offerings.
     During the three months ended March 31, 2006 and 2005, two customers accounted for 35% of total revenue, and revenue from our largest customer represented 25% of total revenue. Revenue generated from our international operations, which is entirely related to the OD2 music store platform, was $5.8 million for the three months ended March 31, 2006 compared to $3.9 million for the three months ended March 31, 2005.
     Digital media store services revenue. Substantially all of our digital media store services revenue is generated from our operations in Europe. Revenue from digital media store services increased during the three months ended March 31, 2006, as compared to the same period in 2005. Digital media store services revenue as a percentage of total revenue was 76% in the three months ended March 31, 2006 and 77% in the same period in 2005. During the three months ended March 31, 2006, 9% of our digital media store services revenue was generated from our operations based in the U.S., compared to 2% during the three months ended March 31, 2005. The remaining revenue was generated from our European-based digital media store services. The majority of the increase in 2006 in revenue generated by our U.S.-based digital media store services is attributable to revenue related to the termination of a custom digital music store service in North America. Following the sale of our U.S.-based operating assets, any revenue or associated costs from our U.S.-based digital media store services will be reflected as discontinued operations in all periods presented beginning with our second quarter 2006 financial statements.
     During the three months ended March 31, 2006, approximately 33% of our digital media store services revenue was derived from Microsoft Corporation’s MSN music services offerings, Wanadoo accounted for 13% and KPN Telecom B.V. accounted for 12% of digital media store revenue. During the three months ended March 31, 2005, approximately 29% of our digital media store services revenue was derived from Microsoft Corporation’s MSN music services offerings, Coca Cola accounted for 16% and Wanadoo accounted for 11% of digital media store revenue. If one or more of these key customers were to cancel our contract or not renew it, our business to consumer transactional revenue could decline.
     Revenue from digital media store services consists principally of platform service fees and transaction related distribution or revenue sharing fees which are summarized below.
•	Platform service fees are generally recognized as revenue over the term of the customer contract and represent charges in connection with enabling the service and maintaining its overall functionality during the term of the customer contract, which is generally one to three years. We charge platform fees to our customers in a variety of manners, including initial set-up fees, monthly only fees, or a combination of initial set-up and monthly fees.

•	We also share in the proceeds of consumer transactions such as digital downloads. Revenue from downloads is recognized at the time the content is delivered, digitally, to the consumer.

•	A majority of our transactional revenue is generated through the sale of prepaid credit packages which entitle a consumer to access a specified number of digital music downloads or streams for a fixed price during a fixed time period. Prepaid credit packages are also bundled with other end consumer offerings sponsored by our customers. Revenue from prepaid credit packages and bundle promotions is deferred until the credits or promotional offers are utilized or expire. Our margin on the sale of prepaid credit packages fluctuates depending upon a number of factors, including the type of service for which the consumer redeems the credits (full downloads or streams), the royalty rate for the download purchased and breakage.

•	Revenue from prepaid music credit packages is deferred and then recognized as tracks are downloaded by the consumer or as credits expire, whichever occurs earlier.
     Encoding revenue. Revenue from encoding services increased during the three months ended March 31, 2006, as compared to the same period in 2005, as we saw an increase in the number of DSPs, that we delivered to as well as an increase in the volume of EMI Music content delivered to the DSPs. Substantially all of our encoding services revenue is generated from encoding and fulfillment service fees for delivering EMI Music content to DSPs. In February 2006, we were notified by EMI Music that it intended to transition all encoding services for EMI Music content to another service provider during the second quarter of 2006. Following the sale of our U.S. based operating assets, any encoding services revenue or associated costs will be reflected as discontinued operations in all periods presented beginning with our second quarter 2006 financial statements.
     Samples services revenue. Revenue from samples services generally fluctuates based on the volume of content streamed for our customers, which is primarily driven by their needs and the level of activity on their websites. Samples services revenue increased slightly during the three months ended March 31, 2006, as compared to the same period in 2005. This increase was attributable to changes in the volume of paid content streamed. Samples service revenue from two customer relationships represented approximately 63% of total samples service revenue during the three months ended March 31, 2006. Following the sale of our samples services operations and all associated liabilities, any samples services revenue or associated costs will be reflected as discontinued operations in all periods presented. We retained a license to use the samples service and we may in the future offer the service to customers hosted on our OD2 digital music store services platform.
     Hosting and Internet radio services revenue. Revenue from hosting and Internet radio services decreased during the three months ended March 31, 2006, as compared to the same period in 2005, primarily as a result of customer terminations and other decreases in the volume of content streamed. Since late 2003, we ceased sales efforts for our hosting services, and Internet radio services revenue was insignificant in 2006 and 2005. Following the sale of our U.S.-based operating assets, any hosting and Internet radio services revenue or associated costs will be reflected as discontinued operations in all periods presented beginning with our second quarter 2006 financial statements.
     Deposits and deferred revenue. Deposits and deferred revenue is comprised of the unrecognized revenue related to unearned platform fees, unutilized prepaid music credit purchases and other prepayments for which the earnings process has not been completed and is presented net of related receivables. Deposits and deferred revenue at March 31, 2006 was $6.1 million, net of related receivables of approximately $1.6 million, compared to approximately $6.4 million, net of related receivables of approximately $2.2 million, at December 31, 2005. The increase in deferred revenue during the three months ended March 31, 2006, is primarily due to an increase in the number of deferred and unutilized prepaid credit packages and promotional music credits for our digital media store services. In the first quarter 2006 we recognized approximately $500,000 related to a twelve month agreement entered with an internet service provider (ISP) in Europe in February 2005, under which Loudeye provided the ISP’s customers promotional credits that were redeemed for a range of digital media download services through first quarter 2006. Deposits and deferred revenue at March 31, 2006 include approximately $1.3 million related to our U.S.-based operating assets, which were divested in April 2006. Beginning with our second quarter 2006 financial statements, the assets, liabilities and results of operations relating to these divested assets will be presented as discontinued operations in all periods presented.
     Cost of revenue. Cost of revenue includes the cost of production, including personnel, cost of royalties to content providers and publishers, technical support, transaction processing fees, bandwidth and hosting costs, depreciation and amortization of infrastructure assets related to our service offerings, amortization of acquired technology resulting from acquisitions, and an allocated portion of equipment, information services personnel and facility-related costs. Cost of revenue increased during the three months ended March 31, 2006, as compared to the same period in 2005. Since we acquired OD2 in June of 2004, we have expanded our digital media services work force in order to meet the demands of anticipated growth and new initiatives for our digital music store services. These new initiatives include development and enhancement of our mobile music platform, and custom development for certain of our music services.
     We also incurred increased fixed costs from investment in our platform, infrastructure and operations, as well as increased licensing costs. Following the sale of our U.S.-based operating assets, cost of revenue as reported in the second quarter of 2006 will only include costs related to our European based digital media store services offering. Cost of revenue for the three months ended March 31, 2006 related to our European based services organization was approximately $4.8 million.
     We expect content licensing costs to continue to increase as recorded music companies continue their efforts to raise wholesale content prices in an apparent attempt to cause an increase in prevailing retail prices of digital downloads of music content. There is also a trend, especially for mobile operators, for recorded music labels to license their content directly to our customers, rather than through master content licenses with us. The impact of this trend may be a reduction in transactional revenue, and an increase in gross margins as a percentage of revenue, if we report revenue on a net basis (net of third party content fees) rather than on a gross basis. Gross margin as an absolute dollar amount would not be impacted by a change in revenue reporting from a gross basis to a net basis. Gross profit margins are generally lower for our music store services as compared to our other services that we offered prior to April 30, 2006, principally as a result of the significant royalties payable to the content providers and publishers on each transaction. However, we earn a higher margin on platform service fees and our margins for our prepaid credit packages and promotional bundling offerings will fluctuate, depending primarily upon breakage levels experienced. As digital media store services grow, we expect fluctuations in our overall gross profit margin percentage depending upon our overall mix of revenue. We expect cost of revenue related to our digital media services to continue to increase as revenue increases in 2006 as compared to 2005.
     Depreciation included in cost of revenue increased to approximately $409,000 and $351,000 in the three months ended March 31, 2006 and 2005. Amortization expense included in cost of revenue was $112,000 and $104,000 in the three months ended March 31 2006 and 2005 and is primarily the result of the amortization of acquired technology related to the OD2 acquisition in June 2004. Following the sale of our U.S.-based operating assets, depreciation expense included in cost of revenue during the second quarter of 2006 will only include depreciation costs related to our European based digital media store services offering. Depreciation and amortization expenses for our European operations were $447,000 during the three months ended March 31, 2006.
     Sales and marketing. Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel and communication, and marketing expenditures such as advertising, public relations costs and trade show expenses and an allocated portion of equipment, information services personnel and facility-related costs. Sales and marketing expenses for the three months ended March 31, 2006 decreased compared to the same period of the prior year, due to personnel reductions undertaken during fourth quarter 2005 and first quarter 2006. Sales and marketing expenses as a percentage of total revenue declined to 17% for the three months ended March 31, 2006 as compared to 35% for same period in 2005, primarily as a result of our increased revenue and our cost reductions. We expect to continue to investing significantly in sales and marketing in 2006, as we believe that a substantial sales and marketing effort is essential for us to grow our market position and increase market acceptance of our digital media store services, in particular mobile music services. Following sale of our U.S.-based operating assets, sales and marketing expense reported during the second quarter of 2006 will primarily consist of sales and marketing expenses related to our European based digital media store services offering. Sales and marketing expenses for our European operations were $768,000 during the three months ended March 31, 2006.
     Research and development. Research and development expenses include labor and other related costs of the continued development and support of our digital media services and an allocated portion of equipment, information services personnel and facility-related costs. To date, the substantial majority of research and development costs have been expensed as incurred. Research and development expenses for the three months ended March 31, 2006 continued to increase as compared to the same period in 2005, due to expanded development efforts relating to our digital media store services offerings, including mobile service offerings, as well as an increase in allocated equipment and facility-related costs. Research and development expenses as a percentage of total revenue decreased to 24% for the three months ended March 31, 2006 from 31% for the same period in 2005, primarily due to increased revenue. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our digital media store services offerings, in particular mobile music services, and to develop additional technologies and capabilities. Accordingly, we anticipate that we will continue to invest in research and development for the foreseeable future, and we anticipate research and development costs as an absolute dollar amount will fluctuate, depending primarily upon the volume of forecasted future revenue, customer needs, staffing levels, overhead costs and our assessment of market demands. Following sale of our U.S.-based operating assets, research and development expenses reported during the second quarter 2006 will only include research and development expenses related to our European based digital media store services offering. Research and development expenses for our European operations were $836,000 during the three months ended March 31, 2006.
     General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, legal and administrative personnel, legal expenses, an allocated portion of equipment, information services personnel and facility-related costs, and costs associated with being a public company, including but not limited to, consulting, audit and legal fees related to the Sarbanes-Oxley internal control over financial reporting certification requirements, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor relations, and professional services fees. General and administrative expenses for the three months ended March 31, 2006 decreased both as an absolute dollar amount and as a percentage of total revenue as compared to the same period in 2005, primarily due to an increase in revenue, as well as decreases in severance costs, costs related to filings with the SEC, professional fees in order to comply with the first year requirements under the Sarbanes-Oxley Act of 2002 and personnel costs as part of our cost reductions in the fourth quarter of 2005 and first quarter of 2006.
     Following the sale of our U.S.-based operating assets, we will continue to incur general and administrative expenses such as salaries, benefits and related costs for our European and U.S.-based executive, finance and legal personnel, as well as legal expenses, information services costs and facility-related costs, and costs associated with being a public company. We have entered into a sublease agreement for our Seattle facility with the acquirer of our U.S.-based operating assets, whereby the acquirer will reimburse us for 50% of the rent expense and will generally reimburse us for facility related expenses on an as-used basis. We have delivered notice of termination of the lease for our Seattle facility effective December 31, 2006, and expect to lease office space in a different facility for our remaining Seattle-based personnel in the fourth quarter 2006.
     Amortization of intangibles. Amortization of intangibles includes amortization of identified intangible assets related to acquisitions other than acquired technology, which is included in cost of revenue. Beginning in the second quarter 2004, we incurred amortization expense related to our acquisition of OD2. In June 2005, we acquired a patent which defines a system for closely imitating digital media files on peer to peer networks. Accordingly, we expect amortization expense on an annual basis for 2006 to increase over 2005 levels.
     Stock-Based Compensation Expense. On January 1, 2006, we adopted FAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. FAS 123(R) supersedes our previous accounting under (APB 25 for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB 107 relating to FAS 123(R). We have applied the provisions of SAB 107 in our adoption of FAS 123(R).
     We adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense recognized under FAS 123(R) for the three months ended March 31, 2006 was approximately $337,000, which consisted of stock-based compensation expense related to employee stock options and restricted stock awards. There was no stock-based compensation expense related to employee stock options, restricted stock or employee stock purchases recognized during the three months ended March 31, 2005. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
     FAS 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of FAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under FAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized for employee or director awards in our consolidated statement of operations because the exercise price of Loudeye’s stock options granted to employees and directors was equal to the fair market value of the underlying stock at the date of grant.
     Special charges (credits). For the three months ended March 31, 2006 and 2005, the amounts recorded as special charges (credits) related to facilities consolidations, and were charges (credits) of zero and ($43,000). In the first quarter 2005, as discussed in Note 4 to the unaudited condensed consolidated financial statements, we paid $360,000 of the $403,000 then remaining accrued special charge balance, as a final payment related to our former leased facility at 414 Olive Way, Seattle, Washington, and the $43,000 difference between the amount previously recorded in accrued special charges and the final settlement amounts of the underlying liabilities was reflected as a net credit to special charges (credits) in the unaudited condensed consolidated statements of operations.
     Interest income. Interest income consists of interest income and realized gains and losses on sales of our marketable securities. Interest income for the three months ended March 31, 2006 continued to decrease as compared to the same period in 2005, primarily due to lower average investment balance. We expect interest income will fluctuate during 2006 depending upon our average investment balances and yield rates throughout the year.
     Interest expense. Interest expense for the three months ended March 31, 2006 continued to decrease as compared to the same periods in 2005, due to lower average debt balances but higher interest rates during 2006 as compared to 2005. We expect that interest expense will decrease in 2006 as compared to 2005, since the term loan was fully repaid in April 2006.
     Other income, net. Other income for the three months ended March 31, 2006 consists principally of a $50,000 settlement from a previously written off receivable, partially offset by a net foreign exchange transaction loss of $19,000. Other income for the three months ended March 31, 2005 consisted principally of a foreign currency transaction gain on the accrued acquisition consideration related to our acquisition of OD2 in June 2004.
     Income taxes. We did not record income tax benefits related to our net operating losses in any of the three month periods ended March 31, 2006 or 2005, as a result of the uncertainties regarding the realization of such net operating losses. Our foreign operations also have net operating losses. At March 31, 2005 and December 31, 2005, a valuation allowance equal to the deferred tax asset has been recorded.
Liquidity and Capital Resources
     Historically we have financed our operations primarily through proceeds from public and private sales of our equity securities. To a lesser extent, we have financed our operations through equipment financing and traditional lending arrangements. We have incurred net losses since inception, have an accumulated deficit of $247.3 million at March 31, 2006, and have experienced negative cash flows from operations in substantially all quarters of our operations since inception. Our principal source of liquidity at March 31, 2006 was our cash, cash equivalents, marketable securities. As of March 31, 2006, we had approximately $14.3 million of unrestricted cash, cash equivalents and marketable securities.
     On April 28, 2006, we entered into an asset purchase agreement and related ancillary agreements pursuant to which we sold our U.S.-based services and operations for $11.0 million in cash. The transaction closed April 30, 2006. The gross proceeds of $11.0 million were used to repay in full $671,000 owed to Silicon Valley Bank, or SVB, under the Amended and Restated Loan and Security Agreement between Loudeye and SVB dated March 30, 2005 and the remaining proceeds of approximately $10.3 million were paid to Loudeye and will be used for general working capital and corporate purposes. In connection with the SVB payoff, restrictions on a certificate of deposit of $671,000 were released in April 2006. Loudeye and the acquirer also entered into a sublease arrangement for Loudeye’s facility in Seattle. The acquirer will reimburse us for 50% of the rent expense for the Seattle facility and will generally reimburse us for facility related expenses on an as-used basis.
     On February 20, 2006, we entered into a Subscription Agreement with a limited number of institutional investors pursuant to which we agreed to sell and issue to such investors 16,500,000 shares of our common stock, together with warrants to purchase 12,375,000 shares of common stock at an exercise price of $0.68 per share, for an aggregate purchase price of $8.25 million. We consummated the transaction on February 22, 2006. The warrants are not exercisable until six months after the closing date and are then exercisable until the fifth anniversary of the closing date. We also granted the investors a one year right to purchase 30% of any securities sold by Loudeye in future financings, subject to exceptions. We have agreed to pay a placement fee of approximately $557,000 in connection with the financing. The transaction resulted in net proceeds of approximately $7.6 million.
     The transaction documents relating to the February 2006 private placement provide that if we implement a reverse stock split within six months of the closing of the private placement and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced is less than the lesser of $0.50 or the closing price of Loudeye’s common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such stock split, then Loudeye will be required to pay an amount in cash or stock, at Loudeye’s election, to the investors in the private placement in the amounts described below. The amount of any such payment to an investor will not in any event exceed ten percent (10%) of the aggregate purchase price paid by such investor in the private placement. Subject to such limitation, if we elect to make such payment (if any) in cash, the amount to be paid to an investor would equal the number of shares of common stock purchased by such investor in the private placement that are then held by that investor multiplied by the lesser of (a) the difference between the closing price of Loudeye’s common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such split and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced, or (b) $0.50 less the average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. If we elect to make such payment (if any) in shares of Loudeye common stock, the amount of shares to be issued to an investor (the “Additional Shares”) would equal the cash amount to be paid to such investor described above divided by the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. Any such issuance of Additional Shares would be subject to the approval of Loudeye’s stockholders to the extent necessary to comply with the rules of the Nasdaq Capital Market.
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
     In April 2006, Loudeye entered into an exclusive license agreement with TelSpan, Inc. for Loudeye’s LEX online presentation software. The transaction included sale of certain hardware assets supporting the LEX platform. Loudeye received an upfront fee of $50,000 and will receive a one-percent royalty on gross revenue generated by TelSpan from sale of the service, although Loudeye does not expect this royalty to be material in subsequent periods.
     Net cash used in operating activities was approximately $2.1 million and $5.5 million for the three months ended March 31, 2006 and 2005. For 2006, cash used in operating activities resulted primarily from a net loss of $4.6 million, adjusted by non-cash charges for depreciation and amortization of $973,000, stock-based compensation charges and other non cash items aggregating $320,000, a net foreign currency transaction loss of $19,000, and other working capital changes. For 2005, cash used in operating activities resulted primarily from a net loss of approximately $7.5 million, partially offset by non-cash charges for depreciation and amortization of $726,000, stock-based compensation charges and other non cash items aggregating $79,000, and a net foreign currency transaction gain of $207,000 and other working capital changes. Cash used in operations is dependent upon our ability to achieve positive earnings through a combination of increased revenue and reduced expense, and the timing of our payments and collections and we expect that it will continue to fluctuate from period to period.
     Net cash provided by investing activities was approximately $1.7 million for the first quarter 2006, consisting principally of net sales of short-term marketable securities of $1.5 million and the release of restrictions on approximately $475,000 of cash, offset partially by purchases of property and equipment and intangible assets of approximately $280,000. For the first quarter 2005, cash used in investing activities was $1.7 million and consisted principally of payments made to former OD2 shareholders of $2.5 million, purchases of property and equipment and intangibles of $378,000, and net purchases of short-term marketable securities of $125,000, partially offset by the release of restrictions on approximately $1.4 million of cash.
     Cash provided by financing activities in the first three months of 2006 was approximately $7.5 million, consisting primarily of net proceeds from private equity financing of $7.6 million and proceeds from the exercise of stock options of $198,000, partially offset by principal payments on our term loan of $250,000. Cash provided by financing activities in the first quarter 2005 was $347,000, consisting primarily of proceeds from the exercise of stock options of $639,000. This was partially offset by principal payments on our debt and capital lease obligations of $292,000.
     In March 2005, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank. On April 30, 2006, we repaid the outstanding balance on the loan of approximately $671,000 with proceeds from the sale of our U.S.-based operating assets. In connection with the SVB payoff, restrictions on cash of $671,000 were released.
     The remaining balance of approximately $585,000 of other restricted cash at March 31, 2006 is held in investment accounts that served as collateral for our customer agreements.
     We currently anticipate that we will continue to experience fluctuations in results of operations for the foreseeable future as we:
•	Focus our European service offerings on our key markets and customers;

•	Seek to replace revenue from our anticipated loss of encoding services revenue generated from encoding the EMI Music catalog;

•	Continue efforts to develop our mobile music services offerings;

•	Increase or decrease research and development spending;

•	Increase or decrease sales and marketing activities; and

•	Improve our operational and financial systems.
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
     Loudeye is involved in various litigation matters discussed more fully in Note 7 to our unaudited condensed consolidated financial statements contained in this quarterly report. Any adverse outcome in any or all of these litigation matters could have a material adverse impact on our liquidity and capital resources.
     We conduct our operations in two primary functional currencies: the United States dollar and the British pound. Following the sale of our U.S.-based operating assets, we expect to conduct our operations primarily in the British pound. Since June 2004, fluctuations in foreign exchange rates have had a significant impact on our financial condition and results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in British pounds, except outside of the UK, where we invoice our customers primarily in euros. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. In 2005 and 2004, our exposure to foreign exchange rate fluctuations also arose primarily accrued acquisition consideration relating to the OD2 transaction. In 2006 we expect our exposure to foreign exchange rate fluctuations to arise from intercompany payables and receivables to and from our foreign subsidiaries. For the three months ended March 31, 2006, we recognized a net transaction loss of $19,000. For the three months ended March 31, 2005 we recognized a net transaction gain of $207,000 primarily on accrued acquisition consideration related to the OD2 transaction.
     We believe that our financial resources, including proceeds from our recent capital raise and the sale of all of our assets related to our US-based service offerings, will be sufficient to meet our anticipated cash needs for working capital or other purposes for at least the next twelve months. However, we may require additional capital to fund our ongoing operations. There can be no assurance that capital will be available to us on acceptable terms, or at all. Our history of declining market valuation and volatility in our stock price could make it difficult for us to raise capital on favorable terms. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our business and expansion plans.
Contractual Obligations
     The following table provides aggregated, consolidated information about our contractual obligations as of March 31, 2006 (in thousands).

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 years	4-5 years	5 years
Contractual Obligations
Debt	$750	$750	$—	$—	$—
Operating leases (1)	2,356	1,299	945	112	—
Bandwidth and co-location purchase obligations (2)	473	473	—	—	—

Total contractual obligations	$3,579	$2,522	$945	$112	$—

(1)	Our future minimum rental commitments under noncancellable leases comprise the majority of the operating lease obligations presented above. We expect to fund these commitments with existing cash and cash flows from operations.

(2)	Many of the contracts underlying these obligations contain renewal provisions, generally for a period of one year. In addition, amounts payable under these contracts may vary based on the volume of data transferred. The amounts in the table represent the base fee amount. We also have contracts for bandwidth and collocation services that run on a month-to-month basis and for which there are no unconditional obligations. Monthly amounts due under the month-to-month contracts are not material and have been excluded from the table above.
     Excluded from the table above are the following:
•	Deposits and deferred revenue of $6.1 million, net of related receivables, has been excluded from the table above as the liabilities will not be settled in cash.

•	The expected issuance of up to approximately 217,000 additional shares of Loudeye common stock, representing shares to be issued to OD2 option holders issuable upon exercise of OD2 options assumed by Loudeye in connection with the OD2 acquisition in June 2004. The associated common stock payable of $321,000 has been excluded as the related liability will not be settled in cash.

•	Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specifically fixed or minimum quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third party spending. There were no other known contracts or purchase orders exceeding $100,000 in the aggregate.

•	The impact of our April 30, 2006 sale of our U.S.-based operating assets has been excluded from the table above, including the following:
•	Loudeye and the acquirer entered into a sublease arrangement for Loudeye’s facility in Seattle. The acquirer will reimburse us for 50% of the rent expense for the Seattle facility and the acquirer will generally reimburse Loudeye for facility related expenses on an as-used basis. In May 2006, Loudeye delivered notice to the Landlord that it is terminating the lease for its Seattle facility effective December 31, 2006.

•	Repayment in full of the outstanding balance of the SVB term loan in the amount of approximately $671,000 out of gross proceeds received in the sale transaction.

•	Termination or assignment of contractual obligations for bandwidth totaling approximately $75,000.

     Since inception, we have sustained substantial net losses to sustain our growth and establish our business. We expect the following additional items, among others, may represent significant uses of capital resources in the foreseeable future:
•	We have continuing payment obligations under existing arrangements with certain licensors of copyrighted materials that will require payments for content fees and royalties on music delivered to end consumers. As of March 31, 2006, approximately $5.4 million of these amounts are included in accrued and other liabilities in the accompanying unaudited condensed consolidated balance sheets. Content fees and royalties on music are due to our partners based on net revenue and online music distribution volumes. As online service volumes fluctuate, our payment obligations for content fees and royalties fluctuate proportionally.

•	Loudeye has entered into various agreements that allow for incorporation of licensed or copyrighted material into its services. Under these agreements, Loudeye is required to make royalty payments to the recorded music companies (record labels), publishers and various other rights holders. Some of these agreements require quarterly or annual minimum payments which are or are not recoupable based upon actual usage, based on the terms of the agreement. Other royalty agreements require royalty payments based upon a percentage of revenue earned from the licensed service. Royalty costs incurred under these agreements are recognized over the periods that the related revenue is recognized and are included in cost of revenue. As of the date of this filing, obligations under these agreements total $824,000 and are payable in various quarterly installments through March 2007. Advances made under the terms of these agreements are recoupable against future royalty costs incurred.

•	We may enter into future transactions where we acquire complementary businesses. Such acquisitions may require the use of our capital resources.
     We believe that our existing financial resources, including our cash, cash equivalents and marketable securities will be sufficient to fund our operations and meet our working capital and capital expenditure requirements for at least the next twelve months.
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
     The asset purchase agreement between Loudeye and Loudeye Enterprise Communications, Inc., its wholly-owned subsidiary, on one hand, and Muze on the other, contains limited representations and warranties. Loudeye and Muze each agreed to indemnify the other against breaches of these representations and warranties. In addition, Loudeye agreed to indemnify Muze against liabilities that were not specifically assumed by Muze in the transaction, and Muze agreed to indemnify Loudeye against liabilities it agreed to assume, as well as any liability arising out of ownership or operations of the assets it acquired post-closing of the transaction. The precise scope of representations, warranties, indemnification obligations and applicable liability limitations and exclusions is set out in detail in the asset purchase agreement which was filed as an exhibit to Loudeye’s current report on Form 8-K/A filed with the SEC on May 4, 2006.
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
     Other. In February 2005, we entered into a twelve month agreement in the ordinary course of business with an internet service provider (ISP) in Europe, under which we provided the ISP’s customers with promotional credits that were redeemed for a range of digital media download services through February 2006. We received a fixed fee of approximately €1.8 million (approximately $2.2 million based on March 31, 2006 exchange rates) under the agreement. In the first quarter 2006, we recognized the remaining approximately $500,000 under the agreement.
Legal Proceedings

     For a detailed discussion of material legal proceedings in which we are involved, please refer to the discussion in Note 7 to our unaudited condensed consolidated financial statements included in this quarterly report.
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
     During the three months ended March 31, 2006 and 2005, the impact of changes in interest rates on the fair market value of our cash and cash equivalents and marketable securities caused an insignificant change in our net loss. Based on our invested cash and cash equivalents, marketable securities and restricted cash balances of approximately $15.7 million at March 31, 2006, a one percent change in interest rates would cause a change in interest income of approximately $157,000 per year. Due to the investment grade level of our investments, we anticipate no material market risk exposure. In addition, our term loan is based on the prime rate. Based on the approximately $750,000 balance outstanding at March 31, 2006, a one percent increase in the prime rate would increase our interest expense by approximately $8,000 per year. We believe that the impact on the fair market value of our securities and on our operating results for 2005 from a hypothetical 1% increase or decrease in interest rates would not be material.
     Foreign Currency Exchange Risk. Since June 2004, we have developed services in the United States and the U.K. for sale in North America and throughout Europe, and to a much lesser degree, in Australia, New Zealand, and South Africa. Following the sale of our U.S.-based operating assets, future development efforts will be concentrated in the U.K. and we will sell those services globally. In addition, we expect a substantial portion of our operating expenses to be incurred in the U.K. in future periods. As a result, our financial results could be affected by changes in foreign currency exchange rates in particular by any weakening of the U.S. dollar, or weak economic conditions in foreign markets. Our foreign subsidiaries’ expenses are incurred in their local currency, principally British Pounds (£) or Euros (€). As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected results.
     As foreign currency exchange rates vary, the fluctuations in revenue and expenses may materially impact the financial statements upon consolidation. A weaker U.S. dollar would result in an increase to revenue and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenue and expenses upon consolidation.
     During the three months ended March 31, 2006, we recorded a net foreign exchange transaction loss of approximately $19,000. During the three months ended March 31, 2005, we recorded a net foreign exchange transaction gain of approximately $207,000. In addition, the results of operations of OD2 are exposed to foreign exchange rate fluctuations as the financial results of this subsidiary are translated from the local currency to U.S. dollars upon consolidation. Because of the significance of the operations of OD2 to our consolidated operations, as exchange rates vary, net sales and other operating results, when translated, may differ materially from our prior performance and our expectations. In addition, because of the significance of our overseas operations, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our services and further negatively impact the results of our operations in a material and adverse manner. As a result of these market risks, the price of our stock could decline significantly and rapidly.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report, have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2005.
Changes in Disclosure Controls and Procedures
     There were no changes in our disclosure controls and procedures, including our internal control over financial reporting, during the quarter ended March 31, 2006, that materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 7, Contingencies, to the unaudited condensed consolidated financial statements for information concerning legal proceedings.
Item 1A. Risk Factors.
     As further described in Note 10 to our unaudited condensed consolidated financial statements included in this quarterly report, on April 30, 2006, we closed a transaction pursuant to which we sold assets comprising our digital media content services businesses. We continue to operate our European-based digital media store services business. As a result of this transaction, we have revised our risk factor disclosure in its entirety compared to the risk factor disclosure contained in our annual report on Form 10-K for the year ended December 31, 2005, primarily to remove previously identified risks that were principally associated with the assets we divested and to focus the risk factors on our ongoing operations.
     Loudeye operates in a dynamic and rapidly changing industry that involves numerous risks and uncertainties, both in our principal European markets and globally. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may impair our business operations in the future. If any of the following risks actually occur, our business, operating results and financial position could be harmed.
Risks Related to Our Business
     We have a history of losses, negative cash flows on a quarterly and annual basis and we may experience greater losses from operations than we currently anticipate.
     As of March 31, 2006, we had an accumulated deficit of $247.3 million. We have incurred net losses from inception, and we expect to continue to incur net losses in future periods. We had a working capital balance as of March 31, 2006 of $2.0 million. As a result of the sale of our U.S.-based operating assets in April 2006, we added unrestricted cash of $11.0 million to our balance sheet in connection with our asset sale. To achieve future profitability, we will need to generate additional revenue or reduce expenditures. We can give no assurance that we will achieve sufficient revenue or reduced expenditures to be profitable on either a quarterly or annual basis in the future. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on either a quarterly or annual basis.
     We may need to raise additional capital to reach profitability.
     Our unrestricted cash reserves as of March 31, 2006 totaled approximately $14.3 million, and in April 2006 we closed a sale of our U.S. operating assets in which we raised gross proceeds of $11.0 million. These existing cash reserves may not be sufficient to fund operating and other expenses until we reach profitability. As a result, we may need to secure additional financing to execute on our business plan. We may not be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may need to sell assets or reduce expenditures, or both, and we may not be able to pursue all of our business objectives. Any inability to secure additional funding could force us to liquidate our business or otherwise seriously harm our business, results of operations and financial condition.
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
     Our unproven business model and significant acquisitions and dispositions of businesses, in particular our acquisition of OD2 in June 2004 and sale of our U.S.-based operating assets in April 2006, further contribute to the difficulty of making meaningful quarterly comparisons and forecasts. Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of expected future revenue. These expenditure levels are, to a large extent, fixed in the short term and our sales cycle can be lengthy. Thus, we may not be able to adjust spending or generate new revenue sources in a timely manner to compensate for any shortfall in revenue, and any significant shortfall in revenue relative to planned expenditures could have an immediate adverse effect on our business and results of operations. If our operating results fall below the expectations of securities analysts and investors in some future periods, our stock price could decline significantly.
     We have restructured our business to focus on our OD2 digital media store services operated out of Europe. Even after giving effect to this restructuring, we may not have sufficient cash to execute on our present operating plan.
     We have taken steps to restructure our business, including through sale of our U.S.-based operating assets and discontinuing the operation of Overpeer Inc., with the related reduction in workforce and cost reductions from these actions. There can be no assurance that following these restructuring efforts we will have sufficient cash reserves to achieve the operating plan for our digital media store services until we achieve profitability.
     We depend on a limited number of customers for a significant percentage of our digital media store services revenue. These customers may be able to terminate their service contracts with us on short notice, with or without cause. Accordingly, the loss of, or delay in payment from, one or a small number of customers could materially and adversely impact our revenue, results of operations and cash flows.

     A small number of customers account for a significant percentage of our digital media store services revenue, which represented 76% of our revenue in the first quarter 2006, and may continue to do so for the foreseeable future. Microsoft Corporation’s MSN music services accounted for approximately 33% of our total digital music store services revenue in the first quarter 2006. Wanadoo accounted for approximately 13% and KPN Telecom B.V. accounted for an additional approximately 12% of total digital media store services revenue in the first quarter 2006. Microsoft operates its MSN Music service in North America within the MSN business unit. If Microsoft were to elect to bring the MSN Music services in Europe in-house to Microsoft, and thereby cancel our arrangement under which Loudeye operates the MSN Music services in Europe, the loss of MSN as a customer could materially and adversely impact our results of operations.
     We believe that a small number of customers may continue to account for a significant percentage of certain of our revenue streams for the foreseeable future. Some of these customers, including Microsoft’s MSN, can terminate their service contracts with us on short notice, with or without cause, and in some cases, without penalty. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to complete or deliver a project on a timely basis during a given quarter is likely to significantly reduce revenue. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our financial condition, revenue and operating results could suffer.
     If we are unsuccessful in developing our mobile music store service offerings, we may fail to meet expectations of our business plan and our results of operations could be materially and adversely affected.
     In the April 2006 sale of our U.S.-based operations, we transferred our two live mobile customer relationships, AT&T Wireless’ mMode Music Service and O2 Germany. We do not currently have any mobile customers live on our OD2 services. We are developing mobile capabilities for our OD2 platform. We expect to incur significant research and development expense in building out these mobile capabilities. We may experience delays in launching these services. If we are unsuccessful in signing up a sufficient number of mobile operators to our services, we may be unable to recoup our technology and infrastructure investments as rapidly as projected.
     We believe future growth in our digital media store services depends significantly upon the growth of the mobile market for digital content services. There are a number of industry challenges that could impact the adoption rate of mobile platforms as a leading method of digital music purchase, including the rate of adoption of compatible mobile handsets, availability of high speed mobile data networks, adoption by mobile consumers of mobile data plans, any pricing differential (both wholesale and retail) between content purchased over-the-air to a mobile device and purchased by other means, development of content and digital rights management standards and technologies acceptable to content licensors, and the impact on the economics of the mobile music business of certain issued patents. Significant growth in demand for our music store services is likely to also depend on significant growth in adoption of Windows compatible portable music devices. If we are unsuccessful in meeting the challenges and complexities of mobile music distribution or are unsuccessful in securing additional customers for our services, our results of operations could be harmed. Furthermore, our relationship with Nokia Corporation is an important element of our mobile music strategy. If we or Nokia were to terminate this relationship, our reputation and results of operations from mobile digital media store services could be harmed.
     Individually or combined, any of these risks relating to our mobile service offerings could materially and adversely affect our business and results of operations.
     Increases in wholesale rates for digital music content may negatively impact gross margins which could harm our business.
     The costs associated with transactional revenue are highly dependent upon factors outside our control such as the wholesale rate charged for content by rights holders such as the major record labels and transactional processing fees such as credit card interchange fees. Some of the major record labels in certain territories have begun pricing their premium content at wholesale rates in excess of or very near to the prevailing retail price. Increased wholesale rates charged for popular digital music content may negatively impact our gross margins if retail rates do not increase, which in turn may harm our business. Furthermore, increased wholesale rates that do not translate into increased retail rates in the digital music market could limit the growth of new services.
     Our efforts to institute variable pricing rates for digital content may result in loss of end consumers or a reduction in transactional revenue, which could harm our business, reputation and results of operations.
     Costs of our digital media store services as a percentage of the revenue generated by those services are high, and our gross margin has suffered as a result. We have begun efforts to implement a variable price rate structure in some of our key markets and music stores in Europe designed to improve our margin associated with our transactional revenue. The immediate impact of these pricing changes is that the rates we charge for some digital content will be higher than the rates charged by our competitors, such as Apple Computer’s iTunes music service. A variable pricing strategy could slow our revenue and transaction growth rates, even as it improves our revenue margin. If we lose customers or experience a significant decrease in transactional revenue as a result of the higher prices we are charging, our business, reputation and results of operations could be harmed.
     Our unlimited, monthly streaming music subscription service carries unique business risks.
     We recently began providing an unlimited, monthly streaming music subscription service with certain of our music service partners in Europe. While monthly recurring subscriptions can provide higher gross margins than single track download transactions, content royalties for subscription services are fairly complex and pricing of these services to consumers requires that we make assumptions on expected consumer usage that may prove to be inaccurate in practice. For example, it is possible that our content license costs based on actual consumer usage of our unlimited streaming service could exceed the monthly subscription fees we charge.
     Success of our digital music store services depends in part on our customers’ commitment to marketing the services we provide for them.
     As a business-to-business services provider, we rely upon our customers to market the services we provide on their behalf. We have experienced difficulty in obtaining meaningful advertising and marketing commitments from some of our customers in the past, for reasons ranging from limited budgets to changing priorities. Many of our competitors—or their customers—have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. If we do not succeed in securing increased backing from our customers for marketing and advertising campaigns, our business may not grow as fast as projected and our results of operations may be harmed.
     Our music content licenses are generally for limited terms and limited territories. If we are unable to reach agreement with recorded music companies, especially with the four major recorded music companies, to renew existing licenses or to grant us expanded license rights, portions of our services could be interrupted and our business and results of operations could be harmed.
     We have digital download content license agreements through our OD2 services for content distribution in Europe and Australia with all four major recorded music companies — EMI Music Marketing, Sony BMG Music Entertainment, UMG Recordings, and Warner Music Group. In the April 2006 sale of our U.S.-based operations we assigned our rights under our U.S. territorial digital download content licenses. In order to offer major label catalog in the U.S., we would need new licenses agreements from the major labels, which would likely involve significant upfront advance fees and could require us to establish a redundant content hosting facility in the U.S. to host the U.S.-label catalog. In each case our license grants are for finite terms and generally require the consent of the label to renew. Our licenses generally provide for the content owner to change wholesale content prices on advance notice and on renewal. In addition, these content licenses may be terminated by the recorded music companies at any time upon a specified period of advance notice or under circumstances such as our breach of these agreements.
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
     In addition, we are seeking expanded license rights from the major record labels and other content owners for rights such as over-the-air deliveries and unlimited streaming. New license rights may be coupled with substantial up-front fees or advances and there can be no assurance we will be successful in negotiating these expanded content license agreements on commercially reasonable terms, if at all. If we are unsuccessful in obtaining additional license rights from the content owners for emerging distribution methods, such as over-the-air deliveries, our business and results of operations could be harmed.
     Our music content licenses generally require prior approval for us to distribute content to our customers. If approval is delayed or withheld, portions of our services could be interrupted and our business and results of operations could be harmed.
     Our content license agreements from the major recorded music companies generally require prior approval before we can distribute content to our customers. We have experienced delays and challenges in obtaining timely approval of certain new and existing customers. If approval is delayed or withheld, we may not be able to satisfy our contractual obligations to our customers. As a result, our reputation within the music industry could be harmed, our services could be interrupted and our business and results of operations could be harmed.
     Recorded music companies or our customers may desire to have a direct license relationship. This trend may lengthen our sales cycle and may result in us reporting certain music store services revenue on a net basis rather than on a gross basis.
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
     The large number of licenses in Europe that we need to maintain in order to operate our music-related services creates operational difficulties in connection with tracking the rights that we have acquired and the complex structures under which we have royalty and reporting obligations. In addition, in some circumstances, we are responsible for obtaining licenses from professional rights organizations (holders of music publishing rights, and for tracking and remitting royalties to these rights organizations. There is uncertainty in certain geographies over what license rights, or corresponding rates, are required, as evidenced by a lawsuit brought by SPEDIDAM, a royalty collection agency in France, against OD2 and others alleging royalties due for digital content reproduction and distribution. The disparate types and shear quantity of licenses we must obtain and track adds to the complexity of the royalty structure in which we operate. The effort to obtain the necessary rights from such third parties is often significant, and could disrupt, delay, or prevent us from executing our business plans. Because of the large number of potential parties from which we must obtain licenses, we may never be able to obtain a sufficient number of licenses to allow us to provide services that will meet our customers’ expectations.
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
     We make estimates of our music publishing and certain other music royalties owed for our music services. Differences in judgments or estimates could result in material differences in the amount and timing of our music publishing and royalty expense for any period. Under applicable copyright laws, we may be required to pay licensing fees for digital sound recordings and compositions we make and deliver. Copyright law in the geographies where we conduct our business generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration or legislative action. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to our current or historic sales of our digital music offerings. In addition, the arena of royalty negotiations is litigious, evidenced for example by a lawsuit brought by SPEDIDAM, a royalty collection society in France, against OD2 and others in March 2006. We may be required to pay a rate that is higher than we expect, or where we previously believed no royalty was due. Our estimates are based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While we base our estimates on historical experience, established industry practice and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.
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
     Because we host, stream and distribute digital content on or from our website and on other websites for customers and provide services related to digital media content, we face potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials we host. Claims of this nature have been brought, and sometimes successfully prosecuted, against content distributors. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage or any alleged liability could harm our business.
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
     Competition may decrease our market share, revenue, and gross margin.
     We face intense and increasing competition in the global digital media services market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for digital media services, the more competitors are likely to emerge.
     To date, Apple Computer’s popular iPod line of portable digital media players and Apple’s iTunes music store service have dominated the market for digital audio and video content. The digital music stores we power compete with Apple’s iTunes services for end consumers. While we are implementing tiered-pricing for audio content across certain of our stores in response to increased wholesale rates for content, Apple is currently maintaining a flat retail rate for audio content of €0.99 in Europe. In addition, Apple Computer has not designed its popular iPod line of portable digital media players to function with our music services and users who purchase content through the digital music stores we power may not be able to play music they purchase there on their iPods. If we and the digital music services we power are unsuccessful in competing with Apple’s services or making our services compatible with Apple’s devices, our business and results of operations could be harmed.
     For our business-to-business digital media store services, we compete against several companies providing similar levels of outsourced digital music services including Cable and Wireless plc., Digital World Services AG, Groove Mobile (formerly Chaoticom), Liquid Digital, Melodeo, Inc., MPO Group, MusicNet, Inc., MusicNow LLC, MusiWave, Muze Inc., PassAlong Networks, Siemens AG, Soundbuzz Pte Ltd., Widerthan Co., Ltd., as well as in-house efforts by our potential customers. Our customers face significant competition from “free” peer-to-peer services, such as MetaMachine Inc.’s eDonkey, Sharman Network Inc.’s KaZaA, StreamCast Networks, Inc.’s Morpheus, Grokster, Ltd. and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. The major record labels also have acquired or otherwise invested in digital music services and technologies that could compete with our services. Traditional and satellite radio broadcasters have developed online music and radio services which also compete with our solutions.
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
     In order to achieve return on our investments in all of our service offerings, we must continue to add new customers, especially mobile service operators, while minimizing the rate of loss of existing customers. If our sales, marketing and promotional activities fail to add new customers at a rate significantly higher than our rate of loss, our business will suffer. In addition, if the costs of such sales, marketing and promotional activities increase in order to add new customers, our margins and operating results will suffer.
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
     Our customers’ digital media store services face significant competition from “free” peer-to-peer services, such as MetaMachine Inc.’s eDonkey, Sharman Network Inc.’s KaZaA, StreamCast Networks, Inc.’s Morpheus, Grokster, Ltd., and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. While the U.S. Supreme Court’s July 2005 ruling in the peer-to-peer piracy case MGM Studios, Inc. v. Grokster, Ltd., may mean that peer-to-peer networks that do not filter for unlicensed content available over their networks could be liable for damages for copyright infringement, there can be no assurance that these services will ever be shut down. The U.S. Supreme Court’s decision may have little effect outside the U.S. and enforcement efforts against peer-to-peer networks have not effectively shut down all of these services to date. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.
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
     Some record labels are refusing to license individual tracks of music for digital download in an effort to block so-called “unbundling” of album sales. Some new music releases are first being made available for purchase only on physical CDs, with a time delay before making the digital release available for sale. These efforts are apparently designed to shore up declining sales of CDs. These efforts could slow consumer adoption of digital media consumption alternatives, which could harm our results of operations.
     Our success is dependent on the performance of our CEO and the cooperation, performance and retention of our executive officers and key employees.
     Our business and operations are substantially dependent on the performance of our CEO, as well as the performance of our other executives. Our operations are geographically dispersed, with corporate offices in Seattle and our principal European office located in Bristol, U.K. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

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
     We could be subject to intellectual property infringement claims by others. For example, in September 2004, Loudeye and Overpeer were named in a patent infringement lawsuit brought by Altnet, Inc., and others involving two patents that appear to cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. We have incurred material legal fees defending ourselves in this and other litigation matters.
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
     The market for digital media services is characterized by rapidly changing technologies and market offerings. This market characteristic is heightened by the emerging nature of the Internet and mobile networks and the continuing trend of companies from many industries to offer Internet and mobile applications and services. The widespread adoption of the new Internet, mobile, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:
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
     Delays in technology enhancements, such as completion of mobile services for our OD2 platform, could result in customer terminations which could cause our results of operations to suffer.
     We may experience delays in completing enhancements to our existing services required for current or potential customers. We continue developing mobile service offerings to enhance our web based service offerings from the OD2 platform, but completion of these development efforts could be delayed. Any delays in our development efforts could impact anticipated launch dates for customer services. In addition to customer satisfaction issues caused by delays, we may incur additional expenses associated with efforts directed at speeding delivery of technology enhancements and our customers may ultimately terminate their service agreements with us, either or both of which could negatively impact our results of operations.
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
     In the coming years, the number of individuals who access digital content through devices other than a personal computer, such as cellular phones and other mobile communications devices, portable digital media players, personal digital assistants, television set-top devices, game consoles and Internet appliances, may increase dramatically. Manufacturers of these types of products are increasingly investing in media-related applications, but these devices are in an early stage of development and business models are new and unproven. If we are unable to offer our services on these alternative non-PC devices, we may fail to capture a sufficient share of an increasingly important portion of the market for digital media services or our costs may increase significantly.
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
     In connection with certain of our digital media store services, we provide our customers with guaranteed service performance levels. If we fail to meet these guaranteed performance metrics, we could be liable for monetary credits or refunds of service fees previously paid or owed to us or the customers could have early contract termination rights. Any failure could also result in termination of service contracts and could damage our reputation and ability to attract or retain customers.
     Our network is subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability.
     Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks in. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Our systems and operations are susceptible to, and could be damaged or interrupted by a number of security and stability risks, including: outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, websites and network communications. A sudden and significant increase in traffic on our websites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures.
     Our operations also depend on receipt of timely content and data feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We also depend on web browsers, ISPs and online service providers to provide access over the Internet to our service offerings. Many of these providers have experienced significant outages or interruptions in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of interruptions could continue or increase in the future.
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
     We are dependent on third parties to supply key music content. Delays or failures of these companies to provide content as requested could harm our business.
     We rely on third parties to supply digital music content feeds, in particular for major label content. These third parties may experience delays or may cease providing services altogether. Any prolonged interruption in content availability to our OD2 services could harm our business.
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
     We may seek to enforce indemnification obligations against third parties and there can be no assurance such third parties would have sufficient resources to satisfy any claims for indemnification.
     Our agreements with customers typically include indemnification obligations relating to breaches of representations or warranties or unauthorized use of digital media content that we distribute on behalf of such customers. Also, the asset purchase agreement relating to our April 2006 sale of our U.S.-based operating assets includes indemnification obligations of the acquiring party against liabilities it agreed to assume, as well as any liability arising out of ownership or operations of the assets it acquired post-closing of the transaction. There can be no assurance that these third parties will have sufficient resources to satisfy their indemnification obligations to us by defending and holding us harmless against or satisfy any eventual judgment.
     Our operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates and changes in regulations that govern international transactions.
     Currently, our revenue-generating operations are based outside the U.S., including in the U.K., France, Germany and Italy. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:
•	Foreign currency exchange rate fluctuations;

•	Changes in tariff regulations;

•	Political instability, war, terrorism and other political risks;

•	Establishing and maintaining relationships with local distributors and dealers;

•	Lengthy accounts receivable payment cycles;

•	Import and export licensing requirements;

•	Compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

•	Greater difficulty in safeguarding intellectual property than in the U.S.;

•	Challenges caused by distance, language and cultural differences;

•	Potentially adverse tax consequences;

•	Difficulty in staffing and managing geographically diverse operations; and

•	Higher costs associated with doing business internationally.
     These and other risks may preclude or curtail international sales or increase the relative price of our services compared to those of local competitors in other countries, reducing the demand for our services.
     We are subject to exchange rate risk in connection with our international operations.
     We currently maintain substantially all our cash reserves denominated in U.S. dollars, however substantially all our expenses will in the future be denominated in British pounds. A weaker U.S. dollar would result in an increase to revenue and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenue and expenses upon consolidation. We may in the future engage in hedging activities and may as a result experience gains or losses from these hedging activities. As foreign currency exchange rates vary, the fluctuations in revenue and expenses may materially impact the financial statements upon consolidation.
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
     Our business could be harmed by a lack of availability of popular content, or enough content.
     Our digital media services business is affected by the release of “hit” music titles, which can create cyclical trends in sales distinctive to the music industry. Consumers also are drawn to music services with large numbers of tracks available. Some digital music services advertise significantly more content available for purchase than is available through our music store services. It is not possible to determine the timing of these cycles or the future availability of hit titles. We depend upon the music content providers to continue to produce hits. To the extent that new hits are not available, or not available at prices attractive to consumers, our sales and margins may be adversely affected. In addition, to the extent other music services obtain exclusive rights to certain popular content and we are unable to offer such content on our services, our revenues or operating results may be adversely impacted.

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
     We currently have effective registration statements covering the resale of 27,002,152 shares of our common stock and shares of common stock issuable upon exercise of outstanding options and warrants.
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
     Delisting from the Nasdaq Capital Market could have an adverse effect on our business and on the trading of our common stock. In order to maintain compliance with Nasdaq Capital listing standards, we may consider several strategies. For example, at our 2005 annual meeting, Loudeye’s stockholders approved an amendment to Loudeye’s Certificate of Incorporation to effect a reverse stock split of Loudeye’s authorized and issued and outstanding Common Stock at ratios of one-for-two, one-for-three, one-for-four, one-for-five, one-for-six, one-for-seven, one-for-eight, one-for-nine or one-for-ten. The board of directors may elect to affect a reverse stock split at any one of these ratios at any time before the 2006 annual meeting of Loudeye’s stockholders. In February 2006, Loudeye and investors in a private placement transaction entered into a subscription agreement which contains a covenant by Loudeye that it will maintain its listing on the Nasdaq Capital Market. We expect to implement a reverse stock split at one of these ratios prior to June 28, 2006, the date of our 2006 annual meeting of stockholders. We cannot predict what effect a reverse stock split would have on the market price of our common stock or our ability to maintain compliance with the listing standards of the Nasdaq Capital Market. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.
     We expect to implement a reverse stock split in order to regain compliance with Nasdaq listing requirements. If our stock price drops following a reverse stock split, we may owe amounts to investors in our February 2006 private placement transaction, which we may elect to satisfy by issuing additional shares of our common stock.
     If we have not regained compliance with Nasdaq minimum bid price requirements by June 28, 2006, the date of our annual meeting of stockholders, we expect to implement a reverse stock split to the extent necessary to regain compliance with Nasdaq minimum bid price requirements. The transaction documents relating to Loudeye’s February 2006 private placement provide that if Loudeye implements a reverse stock split within six months of the closing of the private placement and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced is less than the lesser of $0.50 or the closing price of Loudeye’s common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such stock split, then Loudeye will be required to pay an amount in cash or stock, at Loudeye’s election, to the investors in the private placement in the amounts described below. The amount of any such payment to an investor will not in any event exceed ten percent (10%) of the aggregate purchase price paid by such investor in the private placement. Subject to such limitation, if Loudeye elects to make such payment (if any) in cash, the amount to be paid to an investor would equal the number of shares of common stock purchased by such investor in the private placement that are then held by that investor multiplied by the lesser of (a) the difference between the closing price of Loudeye’s common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such split and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced, or (b) $0.50 less the average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. If Loudeye elects to make such payment (if any) in shares of Loudeye common stock, the amount of shares to be issued to an investor (the “Additional Shares”) would equal the cash amount to be paid to such investor described above divided by the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split is announced. Any such issuance of Additional Shares would be subject to the approval of Loudeye’s stockholders to the extent necessary to comply with the rules of the Nasdaq Capital Market.
     If we elect to make any such payment in cash, our already limited cash resources will be further reduced. If we elect to make any such payment by issuing additional shares of Loudeye common stock to investors in our February 2006 private placement transaction, our existing stockholders will be diluted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     February 2006 private placement transaction. On February 20, 2006, Loudeye entered into a Subscription Agreement with a limited number of institutional investors pursuant to which Loudeye agreed to sell and issue to such investors 16,500,000 shares of its common stock, together with warrants to purchase 12,375,000 shares of common stock at an exercise price of $0.68 per share, for an aggregate purchase price of $8.25 million. Loudeye consummated the transaction on February 22, 2006. The warrants are not exercisable August 22, 2006, and are then exercisable until the fifth anniversary of the closing date. Loudeye also granted the investors a one year right to purchase 30% of any securities sold by Loudeye in future financings, subject to exceptions. Loudeye paid a placement fee of $556,875 in connection with the financing. The transaction resulted in net proceeds to Loudeye of approximately $7.6 million which will be used for working capital and general corporate purposes.
     Loudeye filed a registration statement covering the resale of the shares of common stock and the shares of common stock underlying the warrants and the registration statement was declared effective by the SEC on April 19, 2006.
     The offering was made only to accredited investors, as such term is defined in Regulation D under the Securities Act of 1933, as amended. Loudeye relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     See the Exhibit Index included in this quarterly report.

     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, May 10, 2006.

LOUDEYE CORP.

BY:	/s/ MICHAEL A. BROCHU

Michael A. Brochu
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ CHRIS J. POLLAK

Chris J. Pollak
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filed
No.	Exhibit Description	Form	Date	Number	Herewith
10.1	Subscription Agreement, dated February 20, 2006, by and among Loudeye and the investors named therein	8-K	02/21/06	10.1

10.2	Form of Common Stock Purchase Warrant	8-K	02/21/06	10.2

31.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chris J. Pollak, Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chris J. Pollak, Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X