Form 10-Q
period 2006-06-30
LOUDEYE CORP
filed 2006-08-09
CIK 1064648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common	13,251,531
(Class)	(Outstanding at August 4, 2006)

Loudeye Corp.
Form 10-Q Quarterly Report
As of and for the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(in thousands, except per
	share amounts)
ASSETS
Cash and cash equivalents	$22,275	$6,932
Marketable securities	—	2,113
Accounts receivable, net of allowances of $179 and $142 respectively	2,565	3,109
Prepaid expenses and other current assets	2,079	1,048
Restricted cash	234	1,810
Current assets of discontinued operations	659	2,192

Total current assets	27,812	17,204
Property and equipment, net	1,254	1,442
Goodwill	46,667	44,213
Intangible assets, net	2,903	3,116
Other assets, net	18	189
Assets of discontinued operations	301	3,244

Total assets	$78,955	$69,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,415	$3,201
Accrued compensation and benefits	655	642
Accrued and other liabilities	6,072	6,033
Deposits and deferred revenue	4,418	4,842
Current portion of long-term debt	—	1,000
Current liabilities of discontinued operations	1,761	3,381

Total current liabilities	17,321	19,099
Deposits and deferred revenue, net of current portion	174	350
Common stock payable related to acquisition	321	321

Total liabilities	17,816	19,770
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000 shares authorized, none outstanding	—	—
Common stock, warrants and additional paid-in capital; for common stock $0.001 par value, 25,000 shares authorized; 13,255 shares issued and outstanding in 2006, 11,537 issued and outstanding in 2005	303,574	296,020
Deferred stock compensation	—	(888)
Accumulated deficit	(241,931)	(242,645)
Accumulated other comprehensive loss	(504)	(2,849)

Total stockholders’ equity	61,139	49,638

Total liabilities and stockholders’ equity	$78,955	$69,408

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUE	$5,382	$4,892	$11,202	$8,764
COST OF REVENUE (1)	4,112	4,016	9,051	7,825

Gross profit	1,270	876	2,151	939
OPERATING EXPENSES:
Sales and marketing (1)	786	931	1,663	2,051
Research and development (1)	839	647	1,675	1,228
General and administrative (1)	2,869	3,005	5,624	6,483
Amortization of intangibles	84	51	147	109
Stock-based compensation (1)	269	(2)	565	42
Special charges (credits) — other	—	—	—	(43)

Total operating expenses	4,847	4,632	9,674	9,870
LOSS FROM OPERATIONS	(3,577)	(3,756)	(7,523)	(8,931)
OTHER INCOME (EXPENSE):
Interest income	207	183	296	391
Interest expense	(9)	(28)	(27)	(102)
Other income (expense), net	(109)	75	(77)	235

Total other income	89	230	192	524

Loss from continuing operations	(3,488)	(3,526)	(7,331)	(8,407)
Income (loss) from discontinued operations, net of gain on sale	8,843	(3,404)	8,045	(5,975)

NET INCOME (LOSS)	$5,355	$(6,930)	$714	$(14,382)

INCOME (LOSS) PER SHARE — BASIC AND DILUTED:
From continuing operations	$(0.26)	$(0.32)	$(0.58)	$(0.80)
From discontinued operations	0.67	(0.32)	0.64	(0.57)

Net income (loss) per share — basic and diluted	$0.41	$(0.64)	$0.06	$(1.37)

Weighted average shares outstanding — basic and diluted	13,142	10,869	12,574	10,523

(1)	Stock-based compensation, consisting of the fair value of equity instruments issued for services rendered, is attributable as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of revenue	$12	$30	$22	$65
Sales and marketing	37	—	73	—
Research and development	30	—	55	—
General and administrative	202	(2)	437	42
Discontinued operations	15	7	46	20
See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock,
	Warrants and				Accumulated
	Additional Paid-in		Deferred		Other	Total
	Capital		Stock-based	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Compensation	Deficit	Loss	Equity
			(in thousands)
BALANCES, December 31, 2005	11,537	$296,020	$(888)	$(242,645)	$(2,849)	$49,638
Stock option exercises	83	234	—	—	—	234
Private equity transaction, net	1,650	7,575				7,575
Vesting of restricted stock, net of cancellations	(15)	88		—	—	88
Implementation of FAS 123(R)	—	(888)	888	—	—	—
Stock-based compensation	—	545	—	—	—	545
Comprehensive loss:
Unrealized gain on marketable securities	—	—	—	—	11	11
Foreign currency translation adjustment	—	—	—	—	2,334	2,334
Net income	—	—	—	714	—	714

Total comprehensive income	—	—	—	—	—	3,059

BALANCES, June 30, 2006	13,255	$303,574	$—	$(241,931)	$(504)	$61,139

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$714	$(14,382)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations	(8,045)	5,975
Depreciation and amortization	950	925
Special charges (credits) and other non cash items	(79)	(124)
Stock-based compensation	633	127
Loss on disposal of equipment	2	90
Foreign currency transaction loss (gain)	79	(268)
Operating cash flows from discontinued operations	(73)	(2,256)
Changes in operating assets and liabilities:
Accounts receivable	603	(787)
Prepaid expenses and other assets	(813)	(495)
Accounts payable	1,050	(84)
Accrued compensation and benefits and accrued and other liabilities	(193)	260
Accrued special charges	—	(360)
Deposits and deferred revenue	(514)	33

Net cash used in operating activities	(5,686)	(11,346)

INVESTING ACTIVITIES
Purchases of property and equipment	(373)	(249)
Purchases of intangibles	(36)	(81)
Payments of accrued acquisition consideration	—	(2,524)
Release of restricted cash	1,586	1,388
Purchases of marketable securities	—	(750)
Sales of marketable securities	2,114	6,223
Investing cash flows from discontinued operations	11,046	(1,755)

Net cash provided by investing activities	14,337	2,252

FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of stock options	234	663
Proceeds from private equity financing, net	7,575	—
Penalty related to private equity financing	(155)	(314)
Principal payments on debt, line of credit and capital lease obligations	(1,000)	(500)
Financing cash flows of discontinued operations	—	(82)

Net cash provided by (used in) financing activities	6,654	(233)

Effect of foreign currency translation on cash	38	(153)

Net increase (decrease) in cash and cash equivalents	15,343	(9,480)
Cash and cash equivalents, beginning of period	6,932	28,978

Cash and cash equivalents, end of period	$22,275	$19,498

See notes to unaudited condensed consolidated financial statements

LOUDEYE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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
     Through April 30, 2006, Loudeye also provided digital media content services, including encoding, samples, hosting and Internet radio services. Loudeye divested of the U.S.-based operating assets related to these service offerings, including its substantially redundant U.S.-based music store platform, on April 30, 2006. This transaction is described more fully in Note 3. Following the transaction, Loudeye continues to operate its OD2 digital music store services installed across more than 60 retailers in over 20 countries.
     On August 7, 2006, Loudeye entered into a merger agreement with Nokia Inc. Refer to Note 11 for further discussion of this transaction.
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
Going Concern
     The accompanying unaudited condensed consolidated financial statements have been prepared assuming that Loudeye will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the next twelve month period following the date of these financial statements. However, Loudeye has incurred annual net losses from inception, has an accumulated deficit of approximately $241.9 million at June 30, 2006, and has experienced negative cash flows from operations in substantially all quarters of its operations since inception, and Loudeye expects to continue to incur net losses in future periods. In addition, in connection with the Loudeye-Nokia transaction described in Note 11, Loudeye expects to incur approximately $1.0 million in expenses regardless of whether the transaction is consummated. These factors, among others, raise substantial doubt about Loudeye’s ability to continue as a going concern if a sale transaction, such as the Loudeye-Nokia transaction, is not consummated.
     If a sale transaction is not consummated, Loudeye expects to require additional capital to fund its ongoing operations. Any failure to consummate a sale transaction (which could result in Loudeye being required to pay a termination fee to Nokia under certain circumstances), combined with Loudeye’s history of declining market valuation and volatility in Loudeye’s stock price, could make it difficult for Loudeye to raise capital on favourable terms, or at all. Any financing Loudeye obtains may dilute or otherwise impair the ownership interest of its current stockholders. If Loudeye fails to generate positive cash flows or fails to obtain additional capital when required, Loudeye could modify, delay or abandon some or all of its business and expansion plans. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
     Unaudited Interim Financial Information
     These interim condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in Loudeye’s Annual Report on Form 10-K as filed with the SEC on March 15, 2006. The interim financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Certain amounts from prior periods have been reclassified to conform to current year presentation. As discussed further in Note 8, Loudeye has restated all common stock and per share data for the May 22, 2006 one-for-ten reverse stock split.
     The unaudited results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full years or in future quarters.
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
     The following table summarizes the composition of Loudeye’s cash, cash equivalents, and available-for-sale marketable securities at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Cash and cash equivalents:
Cash	$14,688	$4,616
Money market mutual funds	3,217	2,316
Commercial paper & U.S. Agency notes	4,370	—

Total cash and cash equivalents	22,275	6,932

Marketable securities:
Corporate notes & bonds	—	2,113

Total marketable securities	—	2,113

Total cash, cash equivalents and marketable securities	$22,275	$9,045

     The gross unrealized gains or losses on available-for-sale securities at June 30, 2006 and December 31, 2005 and the gross realized gains or losses on the sale of available-for-sale securities for the three and six months ended June 30, 2006 and 2005 were immaterial and therefore are not shown. Loudeye has concluded that unrealized losses are temporary due to Loudeye’s ability to realize its investments at maturity.
     Restricted Cash
     At June 30, 2006, restricted cash represented approximately $234,000 of cash equivalents pledged as collateral in connection with agreements with certain financial institutions. In accordance with the terms of the agreements, the restricted cash has been classified as short-term in the accompanying unaudited condensed consolidated balance sheets.
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
     Impairment of Long-Lived Assets
     Long lived assets, other than goodwill, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets are considered held for sale when certain criteria are met, including whether management has committed to a plan to sell the asset, whether the asset is available for sale in its immediate condition, and whether the sale is probable within one year of the reporting date. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As discussed further in Note 3, following Overpeer’s acknowledgment of default under the intercompany loan agreement, Loudeye took possession and foreclosed on Overpeer’s assets in partial satisfaction of Overpeer’s outstanding indebtedness to Loudeye. At June 30, 2006, a significant portion of the foreclosed Overpeer property and equipment was held for sale, and Loudeye anticipates selling these assets over the next twelve months. These “assets held for sale”, net of estimated costs to sell, are included in “assets of discontinued operations” in the accompanying unaudited condensed consolidated balance sheet.
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
     Loudeye is exposed to credit risk due to its extension of credit to its customers. At June 30, 2006, one customer accounted for 38% and another customer accounted for 14% of Loudeye’s accounts receivable. Loudeye’s customer base is dispersed across Europe, North America, Australia, New Zealand and South Africa and consists of customers in numerous industries. Loudeye performs initial and ongoing evaluations of its customers’ financial condition and generally extends credit on open account, requiring deposits or collateral as deemed necessary.
     Loudeye had sales to certain significant customers, as a percentage of revenue, as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Microsoft	28%	27%	32%	27%
KPN Telecom B.V.	16%	4%	15%	3%
Wanadoo	14%	8%	14%	9%
Coca-Cola	6%	14%	5%	15%

	64%	53%	66%	54%

     These customers remained with Loudeye following the sale of its U.S.-based operating assets. Most of the services that Loudeye provided to Wanadoo (now part of Orange) and Coca-Cola were terminated or not renewed during the second and third quarters of 2006.
     Revenue Recognition
     Loudeye derives substantially all of its revenue from its digital media store services offerings. Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be realized within the next twelve months is classified as current.
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
     • On behalf of its digital media store services customers, Loudeye provides transactional business-to-consumer services including prepaid voucher packages, streaming subscription packages, typically for a monthly fee, and à-la-carte digital downloads.
     • Loudeye provides corporate clients with bundles of music vouchers as part of marketing promotions for distribution to their end consumers.
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
     • A majority of Loudeye’s transactional revenue is generated through the sale of prepaid voucher packages which entitle a consumer to access a specified number of digital music downloads or streams for a fixed price during a fixed time period. Prepaid voucher packages are also bundled with other end consumer offerings sponsored by Loudeye’s customers. Revenue from prepaid voucher packages and bundle promotions is deferred until the vouchers or promotional offers are utilized or expire. Loudeye’s margin on the sale of prepaid voucher packages fluctuates depending upon a number of factors, including the type of service for which the consumer redeems the vouchers (full downloads or streams), the royalty rate for the download purchased and breakage.
     • Revenue from prepaid music voucher packages is deferred and then recognized as tracks are downloaded by the consumer or as vouchers expire, whichever occurs earlier.
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
     Loudeye adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of Loudeye’s fiscal year 2006. The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the prior periods presented have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense recognized under FAS 123(R) for the three and six months ended June 30, 2006 was approximately $296,000 and $633,000, which consisted of stock-based compensation expense related to employee stock options and restricted stock awards. There was no stock-based compensation expense related to employee stock options, restricted stock or employee stock purchases recognized during the three and six months ended June 30, 2005. See Note 8 for additional information.
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
     Stock-based compensation expense recognized during the three and six months ended June 30, 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in Loudeye’s unaudited condensed consolidated statement of operations for the first and second quarter 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). Loudeye uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Expense is recognized using the graded-vesting multiple-option method for options granted prior to January 1, 2006. As stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Loudeye’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, Loudeye accounted for forfeitures as they occurred.
     FAS 123(R) requires Loudeye to disclose pro-forma information for periods prior to its January 1, 2006 adoption of the standard. The following table illustrates the effect on net loss and loss per share for the three and six months ended June 30, 2005 if Loudeye had recognized compensation expense for all share-based payments to employees based on their fair values:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(6,930)	$(14,382)
Add: stock-based employee compensation expense under APB 25 included in reported net loss	21	42
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(990)	(1,693)

Pro forma net loss	$(7,899)	$(16,033)

Basic and diluted net loss per share, as reported	$(0.64)	$(1.37)
Pro forma basic and diluted net loss per share	$(0.73)	$(1.52)
     Pro forma stock-based compensation amounts reported above reflect the correction of certain errors discovered in Loudeye’s stock option tracking software, which resulted in an overstatement of pro forma stock-based compensation disclosed in 2005. The most significant error was related to the expected life assumption used in the Black-Scholes pricing model during 2004. The errors caused an overstatement of the expected life variable used to value all stock options, which in turn resulted in a corresponding overstatement of pro forma stock-based compensation. These errors had the effect of overstating pro forma stock-based compensation reported for the three and six months ended June 30, 2005 by approximately $444,000 and $804,000, but had no material impact on pro forma net loss per share for the three and six months ended June 30, 2005.
     Fair value was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	2006	2005
Risk-free interest rates	4.8-5.16%	2.33-5.71%
Expected lives	2.0 years	2.5 years
Expected dividend yields	0%	0%
Expected volatility	90%	120%

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
     Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net loss, foreign currency translation adjustments and net unrealized gains (losses) on available-for-sale marketable securities and is presented in the accompanying unaudited condensed consolidated statement of stockholders’ equity. For the three months ended June 30, 2006, comprehensive income was approximately $7.3 million, and was comprised of an unrealized gain on marketable securities totaling $1,000 and foreign currency translation adjustment of $1.9 million and net income of approximately $5.4 million. For the three months ended June 30, 2005, comprehensive loss was approximately $8.5 million, and was comprised of an unrealized gain on marketable securities totaling $31,000, a foreign currency translation adjustment of approximately $1.6 million and a net loss of approximately $6.9 million. For the six months ended June 30, 2006, comprehensive income was approximately $3.1 million, and was comprised of an unrealized gain on marketable securities totaling $11,000, a foreign currency translation adjustment of approximately $2.3 million and net income of approximately $714,000. For the six months ended June 30, 2005, comprehensive loss was approximately $17.0 million, and was comprised of an unrealized gain on marketable securities totaling $26,000, a foreign currency translation adjustment of approximately $2.7 million and a net loss of approximately $14.4 million.
     Foreign Currencies
     Loudeye considers the functional currency of its foreign subsidiaries to be the local currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as foreign currency translation adjustment and included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses from foreign currency transactions, which were a net loss of approximately $60,000 during the three months ended June 30, 2006 and a net gain of approximately $61,000 during the three months ended June 30, 2005, a net loss of approximately $79,000 during the six months ended June 30, 2006, and a net gain of approximately $268,000 during the six months ended June 30, 2005 are included in the unaudited condensed consolidated statements of operations.
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
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. The Interpretation also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. The provisions of this Interpretation become effective for fiscal years beginning after December 15, 2006. Loudeye is currently evaluating the impact of the adoption of FIN 48 on its financial position and results of operations.
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
     Current liabilities from the discontinued Overpeer subsidiary of approximately $903,000 and $981,000 at June 30, 2006 and December 31, 2005 are comprised primarily of $903,000 and $977,000 in accounts payable related primarily to the Savvis Communications Corp. invoices as further discussed below. Revenue for Overpeer for the three and six months ended June 30, 2005 was $516,000 and $1.4 million and the net loss was $1.2 million and $1.7 million.
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
     Savvis Communications Corp. On December 15, 2005, Savvis Communications Corp. filed a complaint in Superior Court in Santa Clara County, California, against Overpeer and Loudeye relating to a May 2002 Master Services Agreement between Savvis and Overpeer for collocation and bandwidth services (the “Overpeer-Savvis Agreement”). The complaint alleges Overpeer breached the Overpeer-Savvis Agreement for non-payment. The complaint also contains alter ego allegations against Loudeye. The complaint seeks damages of $1.6 million consisting of $950,000 of allegedly unpaid invoices for services and approximately $600,000 in alleged early termination fees. The court has granted Savvis a writ of attachment over Overpeer assets located in the state of California. In February 2006, Overpeer and Loudeye filed a joint motion to compel arbitration of the dispute under the terms of the agreement between Savvis and Overpeer. The motion was denied in April 2006. Loudeye and Overpeer have appealed this decision and further proceedings in the case are stayed until resolution of this appeal except that Savvis may seek discovery relating to the writ of attachment over Overpeer assets. A hearing date has not been set for the appeal; Savvis has filed a motion to seek an expedited date for hearing the appeal. Loudeye assesses the probability of a judgment against Overpeer relating to the $950,000 in unpaid invoices as high. As of June 30, 2006, Overpeer had paid approximately $69,000 towards these invoices. As of June 30, 2006 and December 31, 2005, current liabilities from discontinued operations included approximately $883,000 and $952,000 related to unpaid invoices. Loudeye is not a party to the Overpeer-Savvis Agreement. Loudeye intends to defend itself vigorously concerning the alter ego claims brought by Savvis. However, Loudeye cannot assess at this time the probability of an unfavorable outcome with respect to the claims brought against Loudeye.
     U.S.-Based Operating Assets
     On April 28, 2006, Loudeye Corp. entered into an asset purchase agreement and related ancillary agreements pursuant to which Loudeye sold its U.S.-based operating assets to Muze Inc. for $11.0 million in cash. The transaction closed April 30, 2006.
     Following the transaction, Loudeye continues to operate its OD2 digital music store services installed across more than 60 retailers in over 20 countries.
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
     Fifty Loudeye employees working in Loudeye’s Seattle, Washington offices accepted employment with Muze effective May 2, 2006. Loudeye did not incur any material severance or other termination obligations as a direct result of this transaction.
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
     The assets sold meet the criteria of a “component of an entity” as defined in FAS 144 and Loudeye does not have any significant involvement in the operations of the U.S.-based digital media service platform and digital media content services offerings after the sale transaction. In accordance with the provisions of FAS 144, the assets, liabilities and results of operations of the U.S.-based operating assets through the date of completion of the sale, as well as the gain recognized on the sale of approximately $9.0 million, are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements. The prior-year results of operations of the U.S.-based operating assets have been reclassified to conform to this presentation. Current liabilities from the discontinued U.S. operations of approximately $858,000 and $2.4 million at June 30, 2006 and December 31, 2005 are comprised primarily of $746,000 and $1.2 million in customer deposits and deferred revenue. Revenue and net income (loss) related to the U.S.-based operating assets for the three and six months ended June 30, 2006 and 2005 are presented in the table below.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$550,000	$1.6 million	$3.1 million	$2.9 million
Net income (loss), net of gain on sale	$8.8 million	$(2.2) million	$8.0 million	$(4.3) million
     4. Special Charges (Credits)
     Net special charges (credits) for the three and six months ended June 30, 2006 were zero. Net special charges (credits) for the three and six months ended June 30, 2005 were zero and ($43,000) which represent the difference between the amounts recorded in accrued special charges and the final settlement amounts of the underlying liabilities. In January 2005, Loudeye paid $360,000 of the $403,000 then remaining accrued special charge balance, as a final payment related to Loudeye’s former leased facility at 414 Olive Way, Seattle, Washington.
     5. Net Income (Loss) Per Share
     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is antidilutive to net income (loss) from continuing operations, which is the case for all periods presented. Loudeye has excluded the following numbers of shares using this method (in thousands):

	Three months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Options outstanding under Loudeye stock option plans	873	1,363	873	1,363
Restricted stock outstanding under Loudeye stock option plans	102	15	102	15
OD2 options assumed	22	90	22	90
Warrants outstanding	1,833	595	1,833	595

Shares excluded	2,830	2,063	2,830	2,063

     As discussed further in Note 8, Loudeye has restated all common stock and per share data for the May 22, 2006 one-for-ten reverse stock split.
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
     On April 28, 2006, in connection with the transaction described in Note 3, the outstanding balance of the Amended Term Loan of $671,000 was repaid in full and the Amended Term Loan Agreement was terminated. As a result, a certificate of deposit in the amount of $671,000 was released from restricted cash in April 2006.
     7. Contingencies
     Royalty Obligations. Loudeye has entered into various agreements that allow for incorporation of licensed or copyrighted material into its services. Under these agreements, Loudeye is required to make royalty payments to the recorded music companies (record labels), publishers and various other rights holders. Some of these agreements require quarterly or annual minimum payments which are not recoupable based upon actual usage. Other royalty agreements require royalty payments based upon a percentage of revenue earned from the licensed service. Royalty costs incurred under these agreements are recognized over the periods that the related revenue is recognized and are included in cost of revenue. These amounts totaled approximately $3.1 million and $7.1 million for the three and six months ended June 30, 2006 and $3.0 million and $6.1 million for the three and six months ended June 30, 2005.
     Nasdaq Listing Compliance. On July 7, 2005, Loudeye received a notice from The Nasdaq Stock Market that Loudeye’s common stock is subject to delisting from the Nasdaq Capital Market as a result of failure to comply with the $1.00 per share bid price requirement for 30 consecutive days as required by Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). On January 4, 2006, Loudeye

received a further notice from Nasdaq noting that it had not regained compliance with the minimum bid price rule as of January 3, 2006. However, the Nasdaq notice also stated that as of January 3, 2006, Loudeye met all the initial inclusion criteria in Nasdaq Marketplace Rule 4310(c) (except for the bid price). As a result, Loudeye was provided an additional 180 day calendar compliance period, or until July 3, 2006, to regain compliance with Nasdaq minimum bid price requirements.
     On May 22, 2006, Loudeye effected a one-for-ten reverse split of its capital stock, or the Reverse Stock Split, upon the filing of amended and restated articles of incorporation. Pursuant to the Reverse Stock Split, each holder of ten shares of Loudeye common stock immediately prior to the effectiveness of the Reverse Stock Split became the holder of one share of Loudeye common stock, and the number of authorized shares of Loudeye common stock was proportionally reduced, in both cases without any change in the par value of such shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were entitled to fractional shares received cash in lieu of receiving fractional shares. Total cash payments for fractional shares were not material.
     On June 9, 2006, Loudeye received notification from the Nasdaq Stock Market that the company regained compliance with the Nasdaq’s minimum bid price rule.
     In February 2006, Loudeye and investors in a private placement transaction entered into a subscription agreement which contained a covenant by Loudeye that it will maintain its listing on the Nasdaq Capital Market. The subscription agreement further provided that if Loudeye implemented a reverse stock split within six months of the closing of the private placement and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split was announced was less than the lesser of $0.50 or the closing price of our common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such stock split, then Loudeye would be required to pay an amount in cash or stock, at its election, to the investors in the private placement. Following announcement of Loudeye’s one-for-ten reverse stock split on May 23, 2006, Loudeye incurred an aggregate payment obligation of approximately $155,000 to participants in the February 2006 private placement transaction who continued to hold shares of Loudeye common stock purchase in the transaction as of June 20, 2006. This amount was paid in cash in June 2006.
     Legal Proceedings
     Settlement of Altnet Litigation Matter. On September 10, 2004, Loudeye was served in a patent infringement lawsuit brought by Altnet, Inc., and others against Loudeye, its Overpeer, Inc. subsidiary, Marc Morgenstern, Overpeer’s managing director, the Recording Industry Association of America, and others. The complaint, filed in federal district court in Los Angeles, California, involves two patents that plaintiffs alleged cover file identifiers for use in accessing, identifying and/or sharing files over peer-to-peer networks. The complaint alleged that the anti-piracy services previously offered by Loudeye’s Overpeer subsidiary infringed the patents in question. Effective May 3, 2006, Altnet and its affiliated companies Brilliant Digital Entertainment, Inc. and Kinentech, Inc., entered into a settlement agreement with Overpeer and Loudeye pursuant to which the suit against Overpeer and Loudeye will be dismissed with prejudice. As consideration for the settlement, Loudeye assigned to Brilliant rights to the Overpeer source code and granted Brilliant and its affiliates a non-exclusive, royalty-bearing (under certain circumstances) license under U.S. Patent No. 6,732,180. The settlement terms involved no cash payments from Loudeye or Overpeer.
     Savvis Communications Corp. On December 15, 2005, Savvis Communications Corp. filed a complaint in Superior Court in Santa Clara County, California, against Overpeer and Loudeye relating to a May 2002 Master Services Agreement between Savvis and Overpeer for collocation and bandwidth services (the “Overpeer-Savvis Agreement”). The complaint alleges Overpeer breached the Overpeer-Savvis Agreement for non-payment. The complaint also contains alter ego allegations against Loudeye. The complaint seeks damages of $1.6 million consisting of $950,000 of allegedly unpaid invoices for services and approximately $600,000 in alleged early termination fees. The court has granted Savvis a writ of attachment over Overpeer assets located in the state of California. In February 2006, Overpeer and Loudeye filed a joint motion to compel arbitration of the dispute under the terms of the agreement between Savvis and Overpeer. The motion was denied in April 2006. Loudeye and Overpeer have appealed this decision and further proceedings in the case are stayed until resolution of this appeal except that Savvis may seek discovery relating to the writ of attachment over Overpeer assets. A hearing date has not been set for the appeal; Savvis has filed a motion to seek an expedited date for hearing the appeal. Loudeye assesses the probability of a judgment against Overpeer relating to the $950,000 in unpaid invoices as high. As of June 30, 2006, Overpeer had paid approximately $69,000 towards these invoices. As of June 30, 2006 and December 31, 2005, current liabilities from discontinued operations included approximately $883,000 and $952,000 related to unpaid invoices. Loudeye is not a party to the Overpeer-Savvis Agreement. Loudeye intends to defend itself vigorously concerning the alter ego claims brought by Savvis. However, Loudeye cannot assess at this time the probability of an unfavorable outcome with respect to the claims brought against Loudeye.
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
     SPEDIDAM. On March 6, 2006, On Demand Distribution SAS (France) (“OD2 France”), one of OD2’s wholly-owned subsidiaries, received a complaint filed by SPEDIDAM alleging damages for the reproduction of performances of background artists and performers on its servers and the making available of such performances in the form of downloadable files for sale. SPEDIDAM is an organization representing artists and performers in France. Simultaneously, SPEDIDAM filed suit against other leading digital music store operators in France including Apple Computer’s iTunes services, FNAC Music, eCompil, Sony Connect and Virgin Mega. The complaint alleges that OD2 France did not have prior authorization of SPEDIDAM or the relevant artists and performers for such reproduction and distribution. The complaint seeks damages of approximately €565,000 (approximately $709,000 based on June 30, 2006 exchange rates). Loudeye believes that OD2 France it is entitled to be indemnified against any loss arising from the claims alleged by SPEDIDAM by the four major recorded label companies under the terms of On Demand Distribution Limited (U.K.) (“OD2 UK”) license agreements with those labels. OD2 UK anticipates voluntarily joining the litigation to assert these indemnification rights. An initial procedural hearing occurred on June 22, 2006, at which representative of the major recorded music companies appeared and indicated orally their intention to join the proceedings in the French court. The court granted the labels until September 7, 2006 to file briefs in the case and to make an official declaration of their intention to join the proceedings. OD2 France intends to defend itself vigorously concerning the claims brought by SPEDIDAM in this matter; however, OD2 France cannot at this time assess the probability or the magnitude of an unfavorable outcome, if any.
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

     8. Stockholders’ Equity
     Reverse Stock Split
     On May 22, 2006, Loudeye effected a Reverse Stock Split. Pursuant to the Reverse Stock Split, each holder of ten shares of Loudeye common stock immediately prior to the effectiveness of the Reverse Stock Split became the holder of one share of Loudeye common stock, and the number of authorized shares of Loudeye common stock was proportionally reduced, in both cases without any change in the par value of such shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who were entitled to fractional shares received cash in lieu of receiving fractional shares. Total cash payments for fractional shares were not material.
     February 2006 private placement transaction
     On February 20, 2006, Loudeye entered into a Subscription Agreement with a limited number of institutional investors pursuant to which Loudeye agreed to sell and issue to such investors 1,650,000 shares of its common stock, together with warrants to purchase 1,237,500 shares of common stock at an exercise price of $6.80 per share, for an aggregate purchase price of $8.25 million. The warrants are not exercisable until six months after the closing date and are then exercisable until the fifth anniversary of the closing date. Loudeye paid a placement fee of approximately $557,000 in connection with the financing. The subscription agreement contains a covenant by Loudeye that it will maintain its listing on the Nasdaq Capital Market. Following announcement of Loudeye’s one-for-ten reverse stock split on May 23, 2006, Loudeye incurred an aggregate payment obligation of approximately $155,000 to participants in the February 2006 private placement transaction who continued to hold shares of Loudeye common stock purchase in the transaction as of June 20, 2006. This amount was paid in cash in June 2006.
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
     At June 30, 2006, options to purchase up to 873,000 shares of our common stock were outstanding under Loudeye’s various stock option plans and restricted stock awards for an aggregate of approximately 102,000 shares of our common stock were outstanding under Loudeye’s 2005 Incentive Award Plan. In addition, at June 30, 2006, an aggregate of 1.7 million shares were reserved for issuance under Loudeye’s 2005 Incentive Award Plan.
     Loudeye’s 2005 Incentive Award Plan provides for an automatic annual increase on the first day of each of fiscal year beginning in 2006 equal to the lesser of 500,000 shares or 2% of our outstanding common stock on the last day of the immediately preceding fiscal year or a lesser number of shares as our board determines. As a result, on January 1, 2006, the number of shares reserved under Loudeye’s 2005 Incentive Award Plan automatically increased by 230,736 shares of our common stock. Option grants under the plans have terms of ten years and generally vest over three to four and one half years.
     As of June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.2 million, which will be amortized over the weighted-average remaining requisite service period of 1.4 years.
     Restricted Stock Awards. As of June 30, 2006, Loudeye had issued an aggregate of 130,000 shares of restricted common stock, net of cancellations, to certain employees under the 2005 Incentive Award Plan. These restricted stock awards have a four-year vesting period. The accrual for deferred compensation expense related to the restricted shares issued was recorded at the market value on the date of the grant and the related compensation expense is being amortized on a straight line basis over the vesting period.
     During the three and six months ended June 30, 2006, Loudeye recorded stock based compensation expense related to the vesting of restricted stock grants of approximately $47,000 and $88,000. During the three and six months ended June 30, 2005, stock based compensation expense related to restricted stock grants was not material.
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
     The substantial majority of Loudeye’s revenue was derived from digital media services provided to external customers principally in Europe. Long-lived assets are comprised of property and equipment and intangible assets, net of related accumulated depreciation and amortization. The following table presents information about Loudeye’s long-lived assets by geographic location (in thousands):

	At	At
	June 30,	December 31,
	2006	2005
Long-lived Assets:
United States	$1,507	$1,548
United Kingdom	2,622	2,990
Other countries, principally Europe	28	20

Total long-lived assets	$4,157	$4,558

     10. Income Tax Provision
     During the three and six months ended June 30, 2006, Loudeye recorded a gain on sale of discontinued operations of approximately $9.0 million. As a result, net income for the three and six months ended June 30, 2006 was $5.4 million and $714,000. Loudeye has not recorded income tax expense for the three and six months ended June 30, 2006, as based on management’s current projections, Loudeye does not anticipate reporting GAAP net income or taxable income for the year ended December 31, 2006.
     11. Subsequent Event
     On August 7, 2006, Loudeye, Nokia Inc. and Loretta Acquisition Corporation, a wholly-owned subsidiary of Nokia, entered into an Agreement and Plan of Merger.
     The Merger Agreement
     The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Nokia’s wholly-owned subsidiary will merge with and into Loudeye, with Loudeye continuing as the surviving corporation and as a wholly-owned subsidiary of Nokia. At the effective time and as a result of the merger each share of Loudeye common stock issued and outstanding immediately prior to the effective time of the merger will be cancelled and extinguished and automatically converted into the right to receive $4.50 in cash, without interest.
     Nokia is not assuming any of Loudeye’s stock option plans or agreements and, as a result and pursuant to the terms of Loudeye’s applicable stock option plans or agreements, all unvested options to purchase Loudeye common stock will vest in full effective immediately prior to the closing of the merger. All of the options to purchase Loudeye common stock that are vested as of the effective time of the merger, including those options that vest as a result of the merger, will be terminated in consideration for a cash payment equal to the product of (1) the excess, if any, of $4.50 over the applicable option exercise price and (2) the number of shares of Loudeye common stock subject to such option. Following the effective time of the merger, all warrants to purchase Loudeye common stock will represent only the right, upon exercise thereof, to receive the merger consideration payable with respect to the shares of Loudeye common stock previously issuable under such warrants immediately prior to the effective time.
     Loudeye has made representations, warranties and covenants in the merger agreement, including, among others, covenants (i) to carry on its business in the ordinary course and in substantially the same manner as previously conducted during the interim period between the execution of the merger agreement and consummation of the merger, (ii) not to engage in certain kinds of transactions during such period, (iii) to cause a stockholder meeting to be held to consider approval of the merger and the other transactions contemplated by the merger agreement, (iv) subject to certain exceptions, for its board of directors to recommend adoption by its stockholders of the merger agreement and the transactions contemplated by the merger agreement, (v) not to solicit proposals relating to alternative business combination transactions, and (vi) subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions.
     Consummation of the merger is subject to satisfaction or waiver (if applicable) of a number of conditions, including:
•	approval of Loudeye’s stockholders,
•	the absence of a material adverse effect with respect to Loudeye. A material adverse effect with respect to Loudeye is defined in the merger agreement to specifically include, among other things, the loss of more than 30 employees, the loss (or reasonable likelihood of loss) of 30% of the value of Loudeye’s current customer base and Loudeye’s failure to have a minimum cash balance (including cash equivalents, marketable securities and restricted cash) of $10.0 million as of October 31, 2006 before certain transaction related expenses,
•	receipt of third party consents to the continuation, modification, extension and/or termination of certain specified contracts, including the consent of the major record labels to continue to license content to Loudeye on substantially the same terms for a period of 12 months following the closing date of the merger,
•	absence of any law or order prohibiting the closing, and
•	expiration or termination of the Hart-Scott-Rodino waiting period and certain other regulatory approvals.
In addition, each party’s obligation to consummate the merger is subject to the accuracy of the representations and warranties of the other party and material compliance of the other party with its covenants.
     The foregoing description of the merger and the merger agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, which is filed as Exhibit 2.1 to a current report on Form 8-K filed on August 8, 2006.
     Voting and Other Agreements
     Concurrently with entering into the merger agreement, Nokia entered into a voting agreement with Loudeye’s directors and certain officers. These voting agreements provide that the directors and officers will vote their shares, which represented approximately two percent (2%) of the Loudeye’s outstanding shares as of March 2006, in favor of the merger. The voting agreements terminate on the earlier of (i) the date of the merger or (ii) termination of the merger agreement in accordance with its terms (including if Loudeye terminates the merger agreement to accept a superior offer).
     Also, simultaneously with the execution of the merger agreement, certain key Loudeye employees entered into employment-related agreements with Nokia (which contain non-competition and non-solicitation provisions), which agreements will take effect as of the effective time of the merger.
     The foregoing description of the voting agreements does not purport to be complete and is qualified in its entirety by reference to the form of voting agreement, filed as Exhibit 10.1 to a current report on Form 8-K filed on August 8, 2006.
     On August 7, 2006, Loudeye’s board of directors approved a Retention Plan which provides for an aggregate of $600,000 in retention payments to seven employees (including Ed Averdieck, an executive officer) in the event the Loudeye-Nokia merger is consummated. Under the retention plan, payments would be made 50% upon closing of the Loudeye-Nokia transaction, and 50% on the one year anniversary of closing, in each case so long as the applicable individual remains employed by Loudeye or Nokia. Payments to an employee under the plan are accelerated if the employee is terminated without cause. Subject to satisfying the terms and conditions of the retention plan, Mr. Averdieck is entitled to receive aggregate payments of $168,000 under the plan.
     IMPORTANT ADDITIONAL INFORMATION WILL BE FILED WITH THE SEC
     Loudeye has agreed to file a proxy statement in connection with the proposed merger, which will be mailed to Loudeye stockholders. Investors and Loudeye’s stockholders are urged to read carefully the proxy statement and other relevant materials when they become available because they will contain important information about the merger. Investors and security holders may obtain free copies of these documents (when they are available) and other documents filed by Loudeye with the SEC through the web site maintained by the SEC at www.sec.gov. In addition, investors and security holders may obtain free copies of the documents filed with the SEC by Loudeye by going to Loudeye’s corporate website at www.loudeye.com or by contacting: Investor Relations, Loudeye Corp., 1130 Rainier Avenue South, Seattle, Washington 98144.
     Loudeye and its directors and executive officers may be deemed to be participants in the solicitation of proxies in respect of the transactions contemplated by the merger agreement. A description of any interests that Loudeye’s officers and directors have in the merger will be available in the proxy statement. Information regarding certain of these persons and their beneficial ownership of Loudeye common stock as of March 1, 2006 is also set forth in the Schedule 14A filed by Loudeye on May 10, 2006 with the SEC with respect to Loudeye’s 2006 annual stockholders meeting. These documents are available free of charge at the SEC’s web site at www.sec.gov or by going to Loudeye’s corporate website at www.loudeye.com.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Forward-Looking Statements
     The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made under the safe harbor provisions thereof. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimates,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “will,” “management believes,” “Loudeye believes,” “Loudeye intends,” “we believe,” “we intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this quarterly report, including those factors discussed in Part II Item IA, Risk Factors, beginning on page 40 of this quarterly report.
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
     Overview
     The following management’s discussion and analysis is intended to provide information necessary to understand our unaudited condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and operating results of our business during the three and six months ended June 30, 2006 compared with the corresponding three and six months ended June 30, 2005. It is organized as follows:
     • The section entitled “Recent Event” describes our recently announced proposed merger transaction with Nokia Inc.
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
     • “Consolidated Results of Operations” discusses the primary factors that are likely to contribute to significant variability of our results of operations from period to period and then provides a detailed narrative regarding significant changes in our results of operations for the three months June 30, 2006 compared to the three months ended March 31, 2006, as well as the three and six months ended June 30, 2006 compared to the three and six month periods ended June 30, 2005.
     • “Liquidity, Capital Resources and Going Concern” discusses our liquidity and cash flow and factors that may influence our future cash requirements.
     • “Contractual Obligations” discusses our contractual obligations as of June 30, 2006.
     • “Off-Balance Sheet Arrangements” discusses certain indemnification and other obligations.
     Recent Event
     As announced on August 8, 2006, under the merger agreement we entered into with Nokia Inc. on August 7, 2006, each issued and outstanding share of our common stock will be automatically converted into the right to receive $4.50 in cash per share at the effective time of the merger.
     Consummation of the merger is subject to satisfaction or waiver (if applicable) of a number of conditions, including:
•	approval of our stockholders;

•	the absence of a material adverse effect with respect to Loudeye. A material adverse effect with respect to Loudeye is defined in the merger agreement to specifically include, among other things, the loss of more than 30 employees, the loss (or reasonable likelihood of loss) of 30% of the value of our current customer base and our failure to have a minimum cash balance (including cash equivalents, marketable securities and restricted cash) of $10.0 million as of October 31, 2006 before certain transaction related expenses;

•	receipt of third party consents to the continuation, modification, extension and/or termination of certain specified contracts, including the consent of the major record labels to continue to license content to Loudeye on substantially the same terms for a period of 12 months following the closing date of the merger;

•	absence of any law or order prohibiting the closing; and

•	expiration or termination of the Hart-Scott-Rodino waiting period and certain other regulatory approvals.
     In addition, each party’s obligation to consummate the merger is subject to the accuracy of the representations and warranties of the other party and material compliance of the other party with its covenants.
     We have made representations, warranties and covenants in the merger agreement, including, among others, covenants (i) to carry on our business in the ordinary course and in substantially the same manner as previously conducted during the interim period between the execution of the merger agreement and consummation of the merger, (ii) not to engage in certain kinds of transactions during such period, (iii) to cause a stockholder meeting to be held to consider approval of the merger and the other transactions contemplated by the merger agreement, (iv) subject to certain exceptions, for our board of directors to recommend adoption by its stockholders of the merger agreement and the transactions contemplated by the merger agreement, (v) not to solicit proposals relating to alternative business combination transactions, and (vi) subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, alternative business combination transactions.
     Our Board of Directors unanimously approved of the merger and will recommend to our stockholders that they approve the merger. Concurrently with entering into the merger agreement, Nokia entered into a voting agreement with our directors and certain officers. These voting agreements provide that the directors and officers will vote their shares, which represented approximately two percent (2%) of our outstanding shares as of March 2006, in favor of the merger. The voting agreements terminate on the earlier of (i) the date of the merger or (ii) termination of the merger agreement in accordance with its terms (including if Loudeye terminates the merger agreement to accept a superior offer).
     Also, in connection with the merger agreement, certain key Loudeye employees based in Europe entered into employment-related agreements with Nokia (which contain non-competition and non-solicitation provisions), which agreements will take effect as of the effective time of the merger.
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
     The use of the Internet and wireless networks as a medium for media distribution has continued to evolve and grow in recent years. Traditional media and entertainment companies, such as major record labels, have in recent years faced significant challenges associated with the digital distribution of music. These companies have now licensed the rights to some of their content for certain forms of digital distribution over the Internet and wireless networks. Consumers enjoy this content by means of many different types of services and offerings, including purchased downloads, paid voucher packages, prepaid voucher offerings and streaming radio. Additionally, retailers and advertisers have expanded their use of digital content in the marketing and selling of their products and services. As such, traditional distribution channels for media have expanded as content owners have begun to license and distribute their content over the Internet and wireless networks through new and existing retail channels, and consumers have begun to purchase and consume content using personal computers, mobile devices and other digital devices. In addition, traditional media formats have expanded to include a variety of digital technologies, rich media formats and digital rights management. Despite the increasing popularity of these licensed sources of digital media content over the Internet, piracy over peer-to-peer networks remains a continuing challenge for the digital media distribution industry as a whole.
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
     Our service offerings historically have been grouped into the two primary categories: digital media store services, concentrated in Europe and around emerging mobile distribution technologies and service offerings, and, through April 30, 2006, digital media content services. We divested all of the operating assets related to our digital media content services offerings on April 30, 2006. Please refer to Note 3 of the accompanying unaudited condensed consolidated financial statements for a detailed description of this transaction. Our financial statements as of and for the three and six month periods ended June 30, 2006, present the assets, liabilities and results of operations relating to these divested assets as discontinued operations for all periods presented. After May 1, 2006, our business is offered from our European digital media store services platform.
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
     A small number of customers in Europe generate a substantial majority of our revenue from digital media store services, with one customer, Microsoft Corporation’s MSN Music accounting for approximately 28% and 32% of our revenue for the three and six months ending June 30, 2006. This customer concentration poses a significant risk to our business and results of operation if this customer were to terminate or not renew their service contract with us.
     We believe future growth in our digital media store services depends significantly upon the growth of the mobile market for digital content services, including music. Our former mobile services customers, O2 Germany and AT&T Wireless mMode Service, were operated on the U.S.-based music store platform which we divested in April 2006. We continue to invest in our mobile music capabilities offered from our OD2 services platform. The OD2 platform will support over-the-air search, purchase and download of music files. The service will permit dual-delivery of downloaded music directly to end consumer’s mobile phones and personal computers. Our first customer for our new mobile music service is O2 U.K., the largest mobile carrier in the U.K. A launch date for this service has not yet been announced.
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
     As a business-to-business service provider, our growth and success depends in large part on growth in the proliferation and expanded music market share of digital media businesses generally and the willingness of those businesses to launch new digital services and to support their digital store initiatives with adequate marketing resources. While we do expect growth in our annual music store services revenue, our customers and potential customers face a number of challenges in the current digital music market, including:
     • the dominance of Apple Computer’s iTunes service in certain markets driven in part by sales of the market-share leading iPod portable music devices;
     • a trend towards increasing wholesale cost of music content and the apparent willingness of certain music services to set a retail price to consumers that may be under the wholesale cost of music content; and
     • a trend towards a requirement for substantial cash advances to content owners, in particular the four major music labels, in order to obtain some content distribution rights, such as use for music streaming subscription services.
     We currently derive revenue from our music store services through a blend of higher margin business-to-business platform and consulting service fees and lower margin transaction related promotion, distribution or revenue sharing business-to-consumer fees. Platform service fees represent charges in connection with enabling the service and maintaining its overall functionality during the term of a customer contract (typically three years), including customer support, merchandising, publishing and other content management related services that we provide during the contract term. Growth in platform service fee revenue is directly related to our ability to renew existing service agreements as well as launch new digital media store services, and accordingly, competition for new services and saturation of digital media services in some markets may directly impact this revenue stream.
     We also generally receive a fixed fee per transaction or percentage of the revenue generated from the sale of content to end consumers. The margin associated with transactional revenue is dependent in large part upon factors outside our control such as the wholesale rate charged for content by rights holders such as the major record labels and transactional processing fees such as credit card interchange fees. There is a trend towards record labels increasing wholesale content charges, in an apparent attempt to cause an increase in the retail price of popular digital music content. We cannot be certain that consumers will be willing to pay more than the current, prevailing market prices for digital music content. As a result, operating margins on transactional revenue for us and our customers may decrease and price sensitivities may impact the growth in digital music services. Beginning in 2006, we have increased the retail price of music in certain of our music services in an effort to improve our gross margins. We refer to these initiatives as “variable pricing” as we charge retail rates ranging from €0.79 per track to €0.99 per track (the prevailing market rate of our competitors, including Apple Computer’s iTunes services), to €1.29 per track. Charging prices at above the price charged by other competing services may slow our transactional revenue growth, even if our gross margin does improve.
     The majority of our transactional revenue is generated through the sale of prepaid voucher packages which entitle a consumer to access a specified number of digital music downloads or streams for a fixed price during a fixed time period. Prepaid voucher packages are also bundled with other end consumer offerings sponsored by our customers. Revenue from prepaid voucher packages and bundle promotions is deferred until the vouchers or promotional offers are utilized or expire. Our margin on the sale of prepaid voucher packages is dependent, in part, upon consumers redeeming less than the full number of downloads or streams covered by the prepaid voucher packages, which we refer to as “breakage.” Historically breakage rates fluctuate causing variability in our transactional margins.
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
     Discontinued Operations.

     Overpeer, Inc. In March 2004, we completed the acquisition of Overpeer, Inc., a privately held company based in New York. On December 9, 2005, we announced that Overpeer had ceased its content protection services operations effective immediately. We had been funding Overpeer’s operations under an intercompany loan agreement pursuant to which we held a security interest in all of the assets of Overpeer. In November 2005, we delivered to Overpeer a notice of default and acceleration of indebtedness pursuant to the intercompany loan agreement. Following Overpeer’s acknowledgment of default under intercompany loan agreement, we took possession of Overpeer’s assets and foreclosed on Overpeer’s assets in partial satisfaction of Overpeer’s outstanding indebtedness to Loudeye.
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
     On December 15, 2005, Savvis Communications Corp. filed a complaint in Superior Court in Santa Clara County, California, against Overpeer and Loudeye relating to a May 2002 Master Services Agreement between Savvis and Overpeer for collocation and bandwidth services (the “Overpeer-Savvis Agreement”). The complaint alleges Overpeer breached the Overpeer-Savvis Agreement for non-payment. The complaint also contains alter ego allegations against Loudeye. The complaint seeks damages of $1.6 million consisting of $950,000 of allegedly unpaid invoices for services and approximately $600,000 in alleged early termination fees. The court has granted Savvis a writ of attachment over Overpeer assets located in the state of California. In February 2006, Overpeer and Loudeye filed a joint motion to compel arbitration of the dispute under the terms of the agreement between Savvis and Overpeer. The motion was denied in April 2006. Loudeye and Overpeer have appealed this decision and further proceedings in the case are stayed until resolution of this appeal except that Savvis may seek discovery relating to the writ of attachment over Overpeer assets. A hearing date has not been set for the appeal; Savvis has filed a motion to seek an expedited date for hearing the appeal. Loudeye assesses the probability of a judgment against Overpeer relating to the $950,000 in unpaid invoices as high. As of June 30, 2006, Overpeer had paid approximately $69,000 towards these invoices. As of June 30, 2006 and December 31, 2005, current liabilities from discontinued operations included approximately $883,000 and $952,000 related to unpaid invoices. Loudeye is not a party to the Overpeer-Savvis Agreement. Loudeye intends to defend itself vigorously concerning the alter ego claims brought by Savvis. However, Loudeye cannot assess at this time the probability of an unfavorable outcome with respect to the claims brought against Loudeye.
     The closure of Overpeer meets the criteria of a “component of an entity” as defined in FAS 144. The operations and cash flow of those components have been eliminated from the ongoing operations of Loudeye as a result of the disposal, and we do not have any significant involvement in the operations of that component after the disposal transaction. Accordingly, in accordance with the provisions of FAS 144, the results of operations of Overpeer are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements. The prior-year results of operations for Overpeer have been reclassified to conform to this presentation. Revenue for Overpeer for the three and six months ended June 30, 2005 was $516,000 and $1.4 million and the net loss was $1.2 million and $1.7 million.
     U.S.-Based Operating Assets. On April 28, 2006, Loudeye entered into an asset purchase agreement and related ancillary agreements pursuant to which Loudeye sold its U.S.-based operating assets to Muze Inc. for $11.0 million in cash. The transaction closed April 30, 2006.

     Following the transaction, Loudeye continues to operate its OD2 digital music store services installed across more than 60 retailers in over 20 countries.
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
     Fifty Loudeye employees working in Loudeye’s Seattle, Washington offices accepted employment with Muze effective May 2, 2006. Loudeye did not incur any material severance or other termination obligations as a direct result of this transaction.
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
     The assets sold meet the criteria of a “component of an entity” as defined in FAS 144 and Loudeye does not have any significant involvement in the operations of the U.S.-based digital media service platform and digital media content services offerings after the sale transaction. In accordance with the provisions of FAS 144, the assets, liabilities and results of operations of the U.S.-based operating assets through the date of completion of the sale, as well as the gain recognized on the sale, are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements. The prior-year results of operations of the U.S.-based operating assets have been reclassified to conform to this presentation. Revenue and net income (loss), net of the $9.0 million gain on sale recognized in the second quarter 2006, related to the U.S.-based operating assets for the three and six months ended June 30, 2006 and 2005 are presented in the table below.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$550,000	$1.6 million	$3.1 million	$2.9 million
Net income (loss), net of gain on sale	$8.8 million	$(2.2) million	$8.0 million	$(4.3) million
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
     We adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).
     Stock-based compensation expense recognized under FAS 123(R) for the three and six months ended June 30, 2006 was $296,000 and $633,000, which consisted of stock-based compensation expense related to employee stock options and restricted stock. There was no stock-based compensation expense related to employee stock options, restricted stock and employee stock purchases recognized during the three and six months ended June 30, 2005. Had we recognized compensation expense for the three and six months ended June 30, 2005 for all share-based payments to employees based on their fair values, as is now required by FAS 123(R), net loss would have increased by $969,000 and $1.7 million.
     As of June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.2 million, which will be amortized over the weighted-average remaining requisite service period of 1.4 years. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
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
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. The Interpretation also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. The provisions of this Interpretation become effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our financial position and results of operations.
     Consolidated Results of Operations
     Overpeer, our wholly-owned subsidiary which provided content protection services, ceased operations in December 2005 and is presented as a discontinued operation in all periods presented.
     On April 28, 2006, we sold our U.S.-based operating assets for $11.0 million in cash. The assets sold meet the criteria of a “component of an entity” as defined in FAS 144. In accordance with the provisions of FAS 144, we have reflected the results of these operations, along with the related gain on sale, as discontinued operations in all periods presented.
     Comparison of Second Quarter 2006 Operating Results to First Quarter 2006
     We had a gross profit margin of approximately $1.3 million or 24% of total revenue for the second quarter 2006, compared to a gross profit margin for first quarter 2006 of approximately $881,000 or 15% of total revenue. The gross profit margin improvement is due to higher gross margin on consulting revenue and on certain promotional voucher programs as well as higher gross margins being realized on our variable pricing and monthly subscription initiatives, which were launched during the first and second quarters of 2006. We reported net income of $5.4 million or $0.41 per share in the second quarter 2006, as a result of the $9.0 million gain recognized in the current quarter on the sale of the U.S.-based operating assets, compared to a net loss of $4.6 million or $0.39 per share in the first quarter 2006.
     Revenue decreased by approximately 8% for the second quarter 2006 to $5.4 million from $5.8 million in the first quarter 2006. First quarter 2006 revenue included approximately $500,000 in promotional voucher revenue from one internet service provider in Europe related to a twelve month, €1.8 million (approximately $2.2 million based on March 31, 2006 exchange rates) promotion which ended during first quarter 2006. We also noticed a growing shift in the marketplace from web downloads to mobile downloads during the second quarter 2006, and a few of our customers did not renew their service agreements. These factors contributed to the decline in revenue which is expected to adversely impact our overall growth in revenue for the 2006 calendar year.
     For the second quarter 2006, transactional volume, principally from the sale of digital downloads and prepaid voucher packages, represented approximately 80% of revenue, which is consistent with first quarter 2006. In the second quarter 2006, approximately 28% of our revenue was derived from Microsoft Corporation’s MSN music services offerings, compared to 36% in first quarter 2006.
     Comparison of Three and Six Month Periods Ended June 30, 2006 and June 30, 2005
     Percentage comparisons have been omitted within the following table where they are not considered meaningful. Certain information reported in previous periods has been reclassified to conform to current presentation. All amounts, except amounts expressed as a percentage, are presented in the following table in thousands.

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2006	2005	$	%	2006	2005	$	%
Revenue	$5,382	$4,892	$490	10%	$11,202	$8,764	$2,438	28%
Cost of revenue	4,112	4,016	96	2%	9,051	7,825	1,226	16%

Gross profit	1,270	876	394	45%	2,151	939	1,212	129%
Operating expenses
Sales and marketing	786	931	(145)	(16)%	1,663	2,051	(388)	(19)%
Research and development	839	647	192	30%	1,675	1,228	447	36%
General and administrative	2,869	3,005	(136)	(5)%	5,624	6,483	(859)	(13)%
Amortization of intangibles	84	51	33	65%	147	109	38	35%
Stock-based compensation	269	(2)	271		565	42	523	1245%
Special charges (credits) — other	—	—	—		—	(43)	43	100%

Total operating expenses	4,847	4,632	215	5%	9,674	9,870	(196)	(2)%
Interest income	207	183	24	13%	296	391	(95)	(24)%
Interest expense	(9)	(28)	19	68%	(27)	(102)	75	74%
Other income (expense), net	(109)	75	(184)	(245)%	(77)	235	(312)	(133)%

Loss from continuing operations	(3,488)	(3,526)	38	1%	(7,331)	(8,407)	1,076	13%
Income (loss) from discontinued operations, net of gain on sale	8,843	(3,404)	12,247	360%	8,045	(5,975)	14,020	235%

Net income (loss)	$5,355	$(6,930)	$12,285	177%	$714	$(14,382)	$15,096	105%

     Comparison of Three and Six Month Periods Ended June 30, 2006 and June 30, 2005
     Revenue. Revenue increased for the three and six month periods ended June 30, 2006, compared to the three and six month periods ended June 30, 2005, primarily as a result of strong growth in transactional and promotional voucher revenue, and to a lesser extent, to the monthly subscription initiative that we launched during the first six months of 2006.
     During the three and six month periods ended June 30, 2006 and 2005, Loudeye had sales to certain significant customers, as a percentage of revenue, as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Microsoft	28%	27%	32%	27%
KPN Telecom B.V.	16%	4%	15%	3%
Wanadoo	14%	8%	14%	9%
Coca-Cola	6%	14%	5%	15%

	64%	53%	66%	54%

     These customers remained with Loudeye following the sale of its U.S.-based operating assets. Most of the services that Loudeye provided to Wanadoo (now part of Orange) and Coca-Cola were terminated or not renewed during the second and third quarters of 2006. As recently announced, KPN Telecom B.V. and Microsoft have renewed their service agreements. All revenue in the periods presented was generated from our international operations, which is entirely related to the OD2 music store platform.
     Deposits and deferred revenue. Deposits and deferred revenue is comprised of the unrecognized revenue related to unearned platform fees, unutilized prepaid music voucher purchases and other prepayments for which the earnings process has not been completed and is presented net of related receivables. Deposits and deferred revenue at June 30, 2006 was $4.6 million, net of related receivables of approximately $1.1 million, compared to approximately $5.2 million, net of related receivables of approximately $1.8 million, at December 31, 2005. In the first quarter 2006 we recognized approximately $500,000 in revenue, based on March 31, 2006 exchange rates, related to a twelve month agreement entered into in February 2005 with an internet service provider (ISP) in Europe, under which we provided the ISP’s customers promotional vouchers which were redeemed for a range of digital media download services through first quarter 2006. Deposits and deferred revenue will continue to fluctuate in the future based upon our service mix and the impact of our revenue recognition policies.
     Cost of revenue. Cost of revenue includes the cost of production, including personnel, cost of royalties to content providers and publishers, technical support, transaction processing fees, bandwidth and hosting costs, depreciation and amortization of infrastructure assets related to our service offerings, amortization of acquired technology resulting from the June 2004 acquisition of OD2, and an allocated portion of equipment, information services personnel and facility-related costs. Since we acquired OD2 in June of 2004, we have continued to expand our digital media services work force in order to meet the demands of anticipated growth and new initiatives for our digital music store services. These new initiatives include development and enhancement of our mobile music platform, and custom development for certain of our music services. As a result of these factors, and as a result of our revenue increasing during the three and six months ended June 30, 2006 as compared to the same periods in 2005, cost of revenue as an absolute dollar amount has increased. However, cost of revenue as a percentage of revenue has decreased in 2006 as compared to 2005. Factors resulting in improving margins include growth in higher margin revenue from promotional vouchers in 2006, launch of variable pricing and monthly subscription initiatives in 2006, and, to a lesser extent, an increase in higher margin consulting services revenue in 2006.
     We expect content licensing costs to continue to increase as recorded music companies continue their efforts to raise wholesale content prices in an apparent attempt to cause an increase in prevailing retail prices of digital downloads of music content. There is also a trend, especially for mobile operators, for recorded music labels to license their content directly to our customers, rather than through master content licenses with us. The impact of this trend may be a reduction in transactional revenue, and an increase in gross margins as a percentage of revenue, if we report revenue on a net basis (net of third party content fees) rather than on a gross basis. Gross margin as an absolute dollar amount would not be impacted by a change in revenue reporting from a gross basis to a net basis. We earn a higher margin on platform service fees than on traditional digital download transactions, and our margins for our prepaid voucher packages and promotional bundling offerings will fluctuate, depending primarily upon breakage levels experienced. As revenue grows, we expect fluctuations in our overall gross profit margin percentage depending upon our overall mix of revenue. We expect cost of revenue related to our digital media services to continue to increase as revenue increases in 2006 as compared to 2005.
     Depreciation included in cost of revenue increased to approximately $103,000 and $203,000 in the three and six month periods ended June 30, 2006 from $78,000 and $150,000 for the three months ended June 30, 2005. Amortization expense included in cost of revenue was $89,000 and $174,000 in the three and six month periods ended June 30 2006 as compared to $93,000 and $197,000 for the three and six months ended June 30, 2005, and is the result of the amortization of acquired technology related to the OD2 acquisition in June 2004.
     Sales and marketing. Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel and communication, and marketing expenditures such as advertising, public relations costs and trade show expenses and an allocated portion of equipment, information services personnel and facility-related costs. Sales and marketing expenses for the three and six month periods ended June 30, 2006 decreased compared to the same periods of the prior year, due to personnel reductions undertaken during fourth quarter 2005 and first quarter 2006. Sales and marketing expenses as a percentage of total revenue declined to 15% for the three and six month periods ended June 30, 2006 as compared to 19% and 23% for the same periods in 2005, primarily as a result of our increased revenue and our cost reductions. We expect to continue to investing significantly in sales and marketing in 2006, as we believe that a substantial sales and marketing effort is essential for us to grow our market position and increase market acceptance of our digital media store services, in particular mobile music services.
     Research and development. Research and development expenses include labor and other related costs of the continued development and support of our digital media services and an allocated portion of equipment, information services personnel and facility-related costs. To date, the substantial majority of research and development costs have been expensed as incurred. Research and development expenses for the three and six month periods ended June 30, 2006, both as an absolute dollar amount and as a percentage of revenue, continued to increase as compared to the same periods in 2005, due to expanded development efforts relating to our digital media store services offerings, including mobile service offerings. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our digital media store services offerings, in particular mobile music services, and to develop additional technologies and capabilities. Accordingly, we anticipate that we will continue to invest in research and development for the foreseeable future, and we anticipate research and development costs as an absolute dollar amount will fluctuate, depending primarily upon the volume of forecasted future revenue, customer needs, staffing levels, overhead costs and our assessment of market demands.
     General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, legal and administrative personnel, legal expenses, an allocated portion of equipment, information services personnel and facility-related costs, and costs associated with being a public company, including but not limited to, consulting, audit and legal fees related to the Sarbanes-Oxley internal control over financial reporting certification requirements, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor relations, and professional services fees. General and administrative expenses for the three and six month periods ended June 30, 2006 decreased both as an absolute dollar amount and as a percentage of total revenue as compared to the same periods in 2005, primarily due to an increase in revenue, as well as decreases in professional fees in order to comply with the Sarbanes-Oxley Act of 2002, personnel costs as part of our cost reductions in the fourth quarter of 2005 and first quarter of 2006, costs related to filings with the SEC and severance costs. We expect to incur higher than typical general and administrative expenses for the remainder of 2006, as we are incurring and will incur investment advisory, legal, accounting, and proxy solicitation fees and expenses in connection with the proposed merger with Nokia Inc. described further in Note 11. We will incur these expenses whether or not the proposed transaction is approved and closes.
     In connection with the sale of our U.S.-based operating assets in April 2006, we entered into a sublease agreement for our Seattle facility with the acquirer of our U.S.-based operating assets, whereby the acquirer will reimburse us for 50% of the rent expense and will generally reimburse us for facility related expenses on an as-used basis, starting May 1, 2006. We have also delivered notice of termination of the lease for our Seattle facility effective December 31, 2006, and expect to lease office space in a different facility for our remaining Seattle-based personnel in the fourth quarter 2006.
     Amortization of intangibles. Amortization of intangibles includes amortization of identified intangible assets other than acquired technology, which is included in cost of revenue. Beginning in the second quarter 2004, we incurred amortization expense related to our acquisition of OD2. In June 2005, we acquired a patent which defines a system for closely imitating digital media files on peer to peer networks. Accordingly, we expect amortization expense on an annual basis for 2006 to increase over 2005 levels.
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
     We adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the three and six month periods ended June 30, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense recognized under FAS 123(R) for the three and six month periods ended June 30, 2006 was approximately $296,000 and $633,000, which consisted of stock-based compensation expense related to employee stock options and restricted stock awards. There was no stock-based compensation expense related to employee stock options, restricted stock or employee stock purchases recognized during the three and six month periods ended June 30, 2005. See Note 8 to our unaudited condensed consolidated financial statements for additional information.
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
     Special charges (credits). For the three and six month periods ended June 30, 2006, there were no special charges recorded. For the three and six months ended June 30, 2005, the amounts recorded as special charges (credits) related to facilities consolidations, and were charges (credits) of zero and ($43,000). In the first quarter 2005, as discussed in Note 4 to the unaudited condensed consolidated financial statements, we paid $360,000 of the $403,000 then remaining accrued special charge balance, as a final payment related to our former leased facility at 414 Olive Way, Seattle, Washington, and the $43,000 difference between the amount previously recorded in accrued special charges and the final settlement amounts of the underlying liabilities was reflected as a net credit to special charges (credits) in the unaudited condensed consolidated statements of operations.
     Interest income. Interest income consists of interest income and realized gains and losses on sales of our marketable securities. Interest income for the three months ended June 30, 2006 increased as compared to the same period in 2005, primarily due to higher average investment balances, primarily as a result of our February 2006 private placement transaction and the April 2006 sale of our U.S.-based operating assets. Interest income for the six months ended June 30, 2006 and 2005 decreased as compared to the same period in 2005, primarily due to lower average investment balances over the six month period. We expect interest income will fluctuate during 2006 depending upon our average investment balances and yield rates throughout the year.
     Interest expense. Interest expense for the three months ended June 30, 2006 continued to decrease as compared to the same periods in 2005, due to lower average debt balances but higher interest rates during 2006 as compared to 2005. We expect that interest expense will decrease in 2006 as compared to 2005, since the term loan was fully repaid in April 2006.

     Other income (expense), net. Other expense for the three months ended June 30, 2006 consists principally of a net foreign exchange transaction loss of $60,000 and taxes paid by our international subsidiaries of $50,000. Other income for the three months ended June 30, 2005 consisted principally of a foreign currency transaction gain on the accrued acquisition consideration related to our acquisition of OD2 in June 2004. Other expense for the six months ended June 30, 2006 consists principally of a net foreign exchange transaction loss of $79,000. Other income for the six months ended June 30, 2005 consisted principally of a foreign currency transaction gain of $268,000. We expect that we will continue to experience period-to-period fluctuations in other income (expense) due to variations in foreign currency exchange rates, since we do not currently hedge this exposure.
     Income taxes. We did not record an income tax provision related to our net income in the three and six month periods ended June 30, 2006. During the three and six months ended June 30, 2006, Loudeye recorded a gain on sale of discontinued operations of approximately $9.0 million. As a result, net income for the three and six months ended June 30, 2006 was $5.4 million and $714,000. Loudeye has not recorded income tax expense for the three and six months ended June 30, 2006, as based on management’s current projections, Loudeye does not anticipate reporting net income for the year ended December 31, 2006. We did not record an income tax benefit related to our net operating losses in the three and six month periods ended June 30, 2005, as a result of the uncertainties regarding the realization of such net operating losses. Our foreign operations had net operating losses for the three and six month periods ended June 30, 2006 and 2005. At June 30, 2006 and December 31, 2005, a valuation allowance equal to the deferred tax asset has been recorded.
     Liquidity, Capital Resources and Going Concern
     Historically we have financed our operations primarily through proceeds from public and private sales of our equity securities. To a lesser extent, we have financed our operations through equipment financing and traditional lending arrangements. We have incurred net losses since inception, have an accumulated deficit of $241.9 million at June 30, 2006, and have experienced negative cash flows from operations in substantially all quarters of our operations since inception. Our principal source of liquidity at June 30, 2006 was our cash, cash equivalents and marketable securities. As of June 30, 2006, we had approximately $22.3 million of unrestricted cash, cash equivalents and marketable securities.
     We have prepared our unaudited condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the next twelve month period following the date of these financial statements. However, we have incurred annual net losses from inception, have an accumulated deficit of approximately $241.9 million at June 30, 2006, and have experienced negative cash flows from operations in substantially all quarters of our operations since inception, and we expect to continue to incur net losses in future periods. In addition, in connection with the Loudeye-Nokia transaction described in Note 11, we expect to incur approximately $1.0 million in expenses regardless of whether the transaction is consummated. These factors, among others, raise substantial doubt about our ability to continue as a going concern if the Loudeye-Nokia transaction is not consummated. If the Loudeye-Nokia transaction is not consummated, we expect to require additional capital to fund our ongoing operations. Any failure to consummate the Loudeye-Nokia transaction (which could result in our being required to pay a termination fee to Nokia), combined with our history of declining market valuation and volatility in our stock price, could make it difficult for us to raise capital on favourable terms, or at all. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our business and expansion plans. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
     On February 20, 2006, we entered into a Subscription Agreement with a limited number of institutional investors pursuant to which we agreed to sell and issue to such investors 1,650,000 shares of our common stock, together with warrants to purchase 1,237,500 shares of common stock at an exercise price of $6.80 per share, for an aggregate purchase price of $8.25 million. We consummated the transaction on February 22, 2006. The warrants are not exercisable until six months after the closing date and are then exercisable until the fifth anniversary of the closing date. We also granted the investors a one year right to purchase 30% of any securities sold by Loudeye in future financings, subject to exceptions. We paid a placement fee of approximately $557,000 in connection with the financing. The transaction resulted in net proceeds of approximately $7.6 million.
     The transaction documents relating to the February 2006 private placement provided that if we implemented a reverse stock split within six months of the closing of the private placement and the volume weighted average trading price of Loudeye’s common stock on the Nasdaq Capital Market for the twenty trading days immediately following the date the effectiveness of such split was announced was less than the lesser of $0.50 or the closing price of Loudeye’s common stock on the Nasdaq Capital Market on the date of the announcement of the effectiveness of such stock split, then Loudeye would be required to pay an amount in cash or stock, at Loudeye’s election, to the investors in the private placement. Following announcement of Loudeye’s one-for-ten reverse stock split on May 23, 2006, Loudeye incurred an aggregate payment obligation of approximately $155,000 to participants in the February 2006 private placement transaction who continued to hold shares of Loudeye common stock purchase in the transaction as of June 20, 2006. This amount was paid in cash in June 2006.

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
     In March 2004, we completed the acquisition of Overpeer, Inc. (“Overpeer”), a privately held company based in New York. On December 9, 2005, we announced that Overpeer had ceased its content protection services operations effective immediately. We had been funding Overpeer’s operations under an intercompany loan agreement pursuant to which we held a security interest in all of the assets of Overpeer. In November 2005, we delivered to Overpeer a notice of default and acceleration of indebtedness pursuant to the intercompany loan agreement. Following Overpeer’s acknowledgment of default under intercompany loan agreement, we took possession of Overpeer’s assets and foreclosed on Overpeer’s assets in partial satisfaction of Overpeer’s outstanding indebtedness to Loudeye. At June 30, 2006, a significant portion of the foreclosed Overpeer property and equipment was held for sale, and we anticipate selling these assets over the next twelve months. These “assets held for sale”, net of estimated costs to sell, are included in “assets of discontinued operations” in the accompanying unaudited condensed consolidated balance sheet.
     During 2005 and 2006, we implemented cost containment efforts and recorded special charges (included in discontinued operations) related to corporate restructurings and facilities consolidation. We continue to focus on maximizing the performance of our business and controlling costs and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. As such, we may incur further facility consolidations or restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.
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
     Net cash used in operating activities was approximately $5.7 million and $11.3 million for the six months ended June 30, 2006 and 2005. For 2006, cash used in operating activities resulted primarily from a gain on sale of U.S.-based operating assets for $9.0 million, offset by net income of $714,000, adjusted by non-cash charges for depreciation and amortization of $950,000, stock-based compensation charges and other non cash items aggregating $554,000, a net foreign currency transaction loss of $79,000, and other working capital changes. For 2005, cash used in operating activities resulted primarily from a net loss of approximately $14.4 million, partially offset by loss from discontinued operations of $6.0 million, non-cash charges for depreciation and amortization of $925,000, and a net foreign currency transaction gain of $268,000 and other working capital changes. Cash used in operations is dependent upon our ability to achieve positive earnings through a combination of increased revenue and reduced expense, and the timing of our payments and collections and we expect that it will continue to fluctuate from period to period.
     Net cash provided by investing activities was approximately $14.3 million for the second half 2006, consisting principally of proceeds from the sale of the U.S.-based operating assets as discussed in Note 3 to the accompanying unaudited condensed consolidated financial statements, net sales of short-term marketable securities of $2.1 million and the release of restrictions on approximately $1.6 million of cash, offset partially by purchases of property and equipment and intangible assets of approximately $400,000. For the second half 2005, cash provided by investing activities was $2.3 million and consisted principally of net sales of short-term marketable securities of $5.5 million and the release of restrictions on approximately $1.4 million of cash, offset by payments made to former OD2 shareholders of $2.5 million, purchases of property and equipment and intangibles of approximately $330,000, and investing cash flows of discontinued operations, primarily representing the purchase of a patent.
     Cash provided by financing activities in the first six months of 2006 was approximately $6.7 million, consisting primarily of net proceeds from private equity financing of $7.6 million and proceeds from the exercise of stock options of $234,000, partially offset by principal payments on our term loan of $1 million. Cash used by financing activities in the first six months of 2005 was $233,000, consisting primarily of principal payments on our debt and capital lease obligations of $500,000 and a penalty related to our private equity financing of $314,000, partially offset by proceeds from the exercise of stock options of $663,000.
     In March 2005, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank. On April 30, 2006, we repaid the outstanding balance on the loan of approximately $671,000 with proceeds from the sale of our U.S.-based operating assets. In connection with the SVB payoff, restrictions on cash of $671,000 were released in April 2006.

     At June 30, 2006, restricted cash represented approximately $234,000 of cash equivalents pledged as collateral in connection with agreements with certain financial institutions.
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
     We primarily conduct our operations in the British pound. Since June 2004, fluctuations in foreign exchange rates have had a significant impact on our financial condition and results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We invoice our international customers primarily in British pounds, except outside of the UK, where we invoice our customers primarily in euros. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. In 2005 our exposure to foreign exchange rate fluctuations also arose as a result of accrued acquisition consideration relating to the OD2 transaction and from intercompany payables and receivables to and from our foreign subsidiaries.. In 2006 we expect our exposure to foreign exchange rate fluctuations to arise from intercompany payables and receivables to and from our foreign subsidiaries. For the three and six months ended June 30, 2006, we recognized a net transaction loss of $60,000 and $79,000. For the three and six months ended June 30, 2005 we recognized a net transaction gain of $61,000 and $268,000 primarily on accrued acquisition consideration related to the OD2 transaction.
     We do not believe that our financial resources will be sufficient to meet our anticipated cash needs for working capital or other purposes until we achieve profitability and positive cash flow. As a result, we expect that we will require additional capital to fund our ongoing operations. The timing of our need for additional capital is variable, but we do not expect to need additional capital to fund our operations through at least the second quarter of 2007. There can be no assurance that capital will be available to us on acceptable terms, or at all. Our history of declining market valuation and volatility in our stock price could make it difficult for us to raise capital on favorable terms. Raising capital may also be subject to a required prior approval of our shareholders. Any financing we obtain may dilute or otherwise impair the ownership interest of our current stockholders. If we fail to generate positive cash flows or fail to obtain additional capital when required, we could modify, delay or abandon some or all of our business and expansion plans.
     Contractual Obligations
     The following table provides aggregated, consolidated information about our contractual obligations as of June 30, 2006 (in thousands).

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 years	4-5 years	5 years
Operating leases (1)	$816	$579	$147	$90	$—

Bandwidth and co-location purchase obligations (2)	276	213	63	—	—

Total contractual obligations	$1,092	$792	$210	$90	$—

(1)	Our future minimum rental commitments under noncancellable leases comprise the majority of the operating lease obligations presented above. We expect to fund these commitments with existing cash and cash flows from operations. Rental commitments are presented net of sublease income.

(2)	Many of the contracts underlying these obligations contain renewal provisions, generally for a period of one year. In addition, amounts payable under these contracts may vary based on the volume of data transferred. The amounts in the table represent the base fee amount. We also have contracts for bandwidth and collocation services that run on a month-to-month basis and for which there are no unconditional obligations. Monthly amounts due under the month-to-month contracts are not material and have been excluded from the table above.
     Excluded from the table above are the following:
     • Deposits and deferred revenue of $4.6 million, net of related receivables, has been excluded from the table above as the liabilities will not be settled in cash.
     • The expected issuance of up to approximately 22,000 additional shares of Loudeye common stock, representing shares to be issued to OD2 option holders issuable upon exercise of OD2 options assumed by Loudeye in connection with the OD2 acquisition in June 2004. The associated common stock payable of $321,000 has been excluded as the related liability will not be settled in cash.
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
     Since inception, we have sustained substantial net losses to sustain our growth and establish our business. We expect the following additional items, among others, may represent significant uses of capital resources in the foreseeable future:
     • We have continuing payment obligations under existing arrangements with certain licensors of copyrighted materials that will require payments for content fees and royalties on music delivered to end consumers. As of June 30, 2006, approximately $5.8 million of these amounts are included in accrued and other liabilities in the accompanying unaudited condensed consolidated balance sheets. Content fees and royalties on music are due to our partners based on net revenue and online music distribution volumes. As online service volumes fluctuate, our payment obligations for content fees and royalties fluctuate proportionally.
     • Loudeye has entered into various agreements that allow for incorporation of licensed or copyrighted material into its services. Under these agreements, Loudeye is required to make royalty payments to the recorded music companies (record labels), publishers and various other rights holders. Some of these agreements require quarterly or annual minimum payments which are or are not recoupable based upon actual usage, based on the terms of the agreement. Other royalty agreements require royalty payments based upon a percentage of revenue earned from the licensed service. Royalty costs incurred under these agreements are recognized over the periods that the related revenue is recognized and are included in cost of revenue. As of the date of this filing, obligations under these agreements total $863,000 and are payable in various quarterly installments through March 2007. Advances made under the terms of these agreements are recoupable against future royalty costs incurred for the applicable agreement term.
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
     During the three and six months ended June 30, 2006 and 2005, the impact of changes in interest rates on the fair market value of our cash and cash equivalents and marketable securities caused an insignificant change in our net income (loss). Based on our invested cash and cash equivalents, marketable securities and restricted cash balances of approximately $22.3 million at June 30, 2006, a one percent change in interest rates would cause a change in interest income of approximately $223,000 per year. Due to the investment grade level of our investments, we anticipate no material market risk exposure. We believe that the impact on the fair market value of our securities and on our operating results for 2006 from a hypothetical 1% increase or decrease in interest rates would not be material.
     Foreign Currency Exchange Risk. Since June 2004, we have developed services in the United States and the U.K. for sale in North America and throughout Europe, and to a much lesser degree, in Australia, New Zealand, and South Africa. Following the sale of our U.S.-based operating assets in April of 2006, future development efforts will be concentrated in the U.K. and we will sell those services globally. In addition, we expect a substantial portion of our operating expenses to be incurred in the U.K. in future periods. As a result, our financial results could be affected by changes in foreign currency exchange rates in particular by any weakening of the U.S. dollar, or weak economic conditions in foreign markets. Our foreign subsidiaries’ expenses are incurred in their local currency, principally British Pounds (£) or Euros (€). As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected results.
     As foreign currency exchange rates vary, the fluctuations in revenue and expenses may materially impact the financial statements upon consolidation. A weaker U.S. dollar would result in an increase to revenue and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenue and expenses upon consolidation.
     During the three and six months ended June 30, 2006, we recorded a net foreign exchange transaction loss of approximately $60,000 and $79,000. During the three and six months ended June 30, 2005, we recorded a net foreign exchange transaction gain of approximately $61,000 and $268,000. In addition, the results of operations of OD2 are exposed to foreign exchange rate fluctuations as the financial results of this subsidiary are translated from the local currency to U.S. dollars upon consolidation. Because of the significance of the operations of OD2 to our consolidated operations, as exchange rates vary, net sales and other operating results, when translated, may differ materially from our prior performance and our expectations. In addition, because of the significance of our overseas operations, we could also be significantly affected by weak economic conditions in foreign markets that could reduce demand for our services and further negatively impact the results of our operations in a material and adverse manner. As a result of these market risks, the price of our stock could decline significantly and rapidly.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report, have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2006.
     Changes in Disclosure Controls and Procedures
     The sale of our U.S.-based operating assets in April 2006 resulted in the following changes in our disclosure controls and procedures, including our internal control over financial reporting, during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures, including our internal control over financial reporting:
     •  Fifty Loudeye employees working in Loudeye’s Seattle, Washington offices accepted employment with Muze effective May 2, 2006. A number of these employees performed control activities related to the U.S. operations, such as control activities related to U.S. revenue or royalty transactions, which are no longer applicable after the transaction.
     •  Three U.S. employees who performed human resource related tasks and accounting tasks primarily related to payroll and accounts payable were among the employees who accepted employment with Muze.
     • These three individuals’ tasks were reassigned to other existing personnel within the accounting department, and we believe that segregation of duties among the remaining finance and accounting staff in our U.S. offices was appropriately addressed.
     PART II
     OTHER INFORMATION
     Item 1. Legal Proceedings.
     See Note 7, Contingencies, to the unaudited condensed consolidated financial statements for information concerning legal proceedings.
     Item 1A. Risk Factors.
     As a result of the Loudeye-Muze transaction in April 2006, we updated the risk factor disclosure in our first quarter 2006 Form 10-Q to reflect changes in risks compared to those identified in our Form 10-K for the year ended December 31, 2005, resulting from the sale of our U.S.-based operating assets. Accordingly we have updated our risk factor disclosure from our first quarter 2006 Form 10-Q based on changes in our industry and management’s current view on the primary risks and uncertainties we face in our current business.
     A summary of the primary, substantive changes in our risk factor disclosure from our quarterly report on Form 10-Q for the quarter ended March 31, 2006 follows:
     • We added new risk factor disclosure concerning the primary risks and uncertainties we foresee from the announcement of, and risks of consummation surrounding, the proposed acquisition of Loudeye by Nokia.
     • We updated our risk factor concerning risks we face due to customer concentration based on our current customer concentration metrics, including termination of one customer relationship that accounted for 14% of our revenue in the three and six months ended June 30, 2006;
     • We updated our competition risk factor as a result of two of our customers recently terminating or not renewing their agreements with us in favor of relationships with Apple Computer’s iTunes services which dominate the digital music market;
     • We updated our risk factor concerning our reliance on certain third parties and risks concerning catastrophic events to our third party data center provider out of which we operate all our servers for operation and delivery of our digital media store services, as we do not have a redundant, back-up facility in the event of a failure of our third party data center provider due to any catastrophic events or otherwise;
     • We updated matters relating to our common stock in our risk factor disclosure to reflect the one-for-ten reverse stock split implemented on May 22, 2006;
     • We updated various financial information appearing in our risk factor disclosure to June 30, 2006;

     • We removed our prior risk factor disclosures concerning our reverse stock split and the potential delisting of our stock from the Nasdaq Capital Market as we regained compliance with the required $1 per share minimum bid price after our reverse stock split.
     Loudeye operates in a dynamic and rapidly changing industry that involves numerous risks and uncertainties, both in our principal European markets and globally. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may impair our business operations in the future. If any of the following risks actually occur, our business, operating results and financial position could be harmed. Our risk factors are not necessarily listed in the order of importance or materiality and you should read all the risk factors in their entirety to appreciate the primary risks and uncertainties we face.
     Risks Related to Our Business
     We have a history of losses, negative cash flows on a quarterly and annual basis and we may experience greater losses from operations than we currently anticipate.
     As of June 30, 2006, we had an accumulated deficit of $241.9 million. We have incurred net losses from inception, and we expect to continue to incur net losses in future periods. We had a working capital balance as of June 30, 2006 of $10.5 million. To achieve future profitability, we will need to generate additional revenue or reduce expenditures. We can give no assurance that we will achieve sufficient revenue or reduced expenditures to be profitable on either a quarterly or annual basis in the future. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on either a quarterly or annual basis.
     If the Nokia merger is not consummated, we expect to require additional capital to fund ongoing operations which may not be available on acceptable terms or at all.
     We have experienced negative cash flows from operations in substantially all quarters of our operations since inception, and we expect to continue to incur net losses in future periods. In addition, in connection with the proposed Loudeye-Nokia transaction, Loudeye expects to incur approximately $1.0 million in expenses regardless of whether the transaction is consummated. These factors, among others, raise substantial doubt about Loudeye’s ability to continue as a going concern if a sale transaction, such as the Loudeye-Nokia transaction, is not consummated.
     If a sale transaction is not consummated, Loudeye expects to require additional capital to fund its ongoing operations. Any failure to consummate a sale transaction (which could result in Loudeye being required to pay a termination fee to Nokia under certain circumstances), combined with Loudeye’s history of declining market valuation and volatility in Loudeye’s stock price, could make it difficult for Loudeye to raise capital on favourable terms, or at all. Any financing Loudeye obtains may dilute or otherwise impair the ownership interest of its current stockholders. If Loudeye fails to generate positive cash flows or fails to obtain additional capital when required, Loudeye could modify, delay or abandon some or all of its business and expansion plans. Any inability to secure additional funding could force us to liquidate our business or otherwise seriously harm our business, results of operations and financial condition.
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
     Failure to complete our proposed acquisition by Nokia could adversely affect our stock price and future business and operations.
     On August 8, 2006, we announced that we had entered into a definitive agreement to be acquired by Nokia Inc. in an all-cash transaction. The proposed acquisition by Nokia is subject to the satisfaction of closing conditions, including:
•	approval of our stockholders;

•	the absence of a material adverse effect with respect to Loudeye. A material adverse effect with respect to Loudeye is defined in the merger agreement to specifically include, among other things, the loss of more than 30 employees, the loss (or reasonable likelihood of loss) of 30% of the value of our current customer base and our failure to have a minimum cash balance (including cash equivalents, marketable securities and restricted cash) of $10.0 million as of October 31, 2006 before certain transaction related expenses;

•	receipt of third party consents to the continuation, modification, extension and/or termination of certain specified contracts, including the consent of the major record labels to continue to license content to Loudeye on substantially the same terms for a period of 12 months following the closing date of the merger;

•	absence of any law or order prohibiting the closing; and

•	expiration or termination of the Hart-Scott-Rodino waiting period and certain other regulatory approvals.
     There are other circumstances described in the agreement and plan of merger that may also cause the acquisition to fail to be consummated. We cannot assure you that the conditions to the closing of the merger will be satisfied or that the acquisition will be successfully completed. In the event that the acquisition is not completed:
•	we would not realize the potential benefits of the acquisition, including the potentially enhanced financial and competitive position of combining the Company with Nokia;

•	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects an assumption that the acquisition by Nokia will be completed;

•	management’s attention from our day-to-day business may be diverted and we may lose key employees;

•	our relationships with current and prospective customers and partners may be disrupted as a result of uncertainties with regard to our business and prospects;

•	to the extent the acquisition is not completed due to a lack of the requisite stockholder approval, we may face additional challenges in any attempt to engage in a similar transaction or any matter that may require our stockholder approval, including future acquisition proposals and material fund raising proposals; and

•	we must pay significant costs related to the acquisition, such as investment advisory, legal, accounting and proxy solicitation fees and expenses and it is possible that we could trigger a requirement to pay Nokia a termination fee as set out in more detail in the agreement and plan of merger.
     Any such events could adversely affect our stock price and harm our business and operating results.
     Our business could suffer due to the announcement and/or consummation of the proposed acquisition by Nokia.
     The announcement and/or consummation of the merger may have a negative impact on our ability to sell our services, attract and retain key management, technical, sales or other personnel, maintain and attract new customers and maintain strategic relationships with third parties, including content licensors. For example, we may experience the deferral, cancellation or a decline in the size or rate of orders for our services or a deterioration in our customer relationships. In addition, pursuant to the agreement and plan of merger, Nokia has pre-approval rights over certain transactions we might otherwise undertake as a stand-alone entity. As a result, we may not be in a position to take certain actions while the proposed transaction is pending and prior to closing. Any such events could harm our operating results and financial condition. In addition, under the terms of the merger agreement, we have agreed to be bound by a number of restrictive operating covenants. As a result, we may require Nokia’s consent for certain types of commercial and other transactions. There can be no assurance Nokia will consent in a timely manner or at all, and absence of consent could materially and adversely affect our business and result of operations.
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
     A small number of customers account for a significant percentage of our revenue, and may continue to do so for the foreseeable future. Microsoft Corporation’s MSN Music services accounted for approximately 28% and 32% of our revenue in the three and six months ended June 30, 2006, respectively. Wanadoo (now Orange) accounted for approximately 14% and KPN Telecom B.V. accounted for an additional approximately 16% and 15% of revenue in the three and six months ended June 30, 2006, respectively. Most of the services that we provided to Wanadoo were terminated in the second and third quarters of 2006. Microsoft operates its MSN Music service in North America within the MSN business unit. If Microsoft were to elect to bring the MSN Music services in Europe in-house to Microsoft, and thereby cancel our arrangement under which Loudeye operates the MSN Music services in Europe, the loss of MSN as a customer could materially and adversely impact our results of operations. Microsoft recently announced a new music initiative including an integrated music device, for launch in the North American market. Whether Microsoft will outsource certain services to third parties such as Loudeye in connection with any international expansion of its recently announced music initiatives is not yet clear. We have not been notified of any changes in the services we provide to Microsoft’s MSN Music in Europe and Microsoft recently renewed our services contract.
     We believe that a small number of customers may continue to account for a significant percentage of certain of our revenue streams for the foreseeable future. Some of these customers, including Microsoft’s MSN, can terminate their service contracts with us on short notice, with or without cause, and in some cases, without penalty. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to complete or deliver a project on a timely basis could materially and adversely affect our business and results of operations. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our financial condition, revenue and operating results could suffer.
     If we are unsuccessful in developing our mobile music store service offerings, we may fail to meet expectations of our business plan and our results of operations could be materially and adversely affected.
     In the April 2006 sale of our U.S.-based operations, we transferred our two live mobile customer relationships, AT&T Wireless’ mMode Music Service and O2 Germany. While we recently announced that O2 UK will be our first mobile customer for our mobile music service, we do not currently have any mobile customers live on our OD2 services. We are developing mobile capabilities for our OD2 platform, but a launch date for the O2 UK service has not yet been announced. We expect to incur significant research and development expense in building out these mobile capabilities. We may experience delays in launching these services. If we are unsuccessful in signing up a sufficient number of mobile operators to our services, we may be unable to recoup our technology and infrastructure investments as rapidly as projected.
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
     We have digital download content license arrangements through our OD2 services for content distribution in Europe, Australia, New Zealand and South Africa with all four major recorded music companies — EMI Music Marketing, Sony BMG Music Entertainment, UMG Recordings, and Warner Music Group. We are presently involved in discussions with Sony BMG Music Entertainment and EMI Music Marketing for renewal of our various agreements.

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
     Given Apple Computer’s dominance in the market for digital music content, our present and potential business-to-business customers may elect to partner with or otherwise promote Apple’s iTunes service to the exclusion of using our services to operate a competing digital store service. Two of our customers recently failed to renew or terminated our service arrangements in favor of relationships with Apple Computer’s iTunes services.
     If we and the digital music services we power are unsuccessful in competing with Apple’s services or making our services compatible with Apple’s devices, our business and results of operations could be harmed.
     For our business-to-business digital media store services, we compete against several companies providing similar levels of outsourced digital music services including Cable and Wireless plc., Digital World Services AG, Groove Mobile (formerly Chaoticom), Liquid Digital, Melodeo, Inc., MPO Group, Musicbrigade AB, MusicNet, Inc., MusicNow LLC, MusiWave, Muze Inc., PassAlong Networks, Siemens AG, Soundbuzz Pte Ltd., Widerthan Co., Ltd., as well as in-house efforts by our potential customers. Our customers face significant competition from “free” peer-to-peer services, such as MetaMachine Inc.’s eDonkey, Sharman Network Inc.’s KaZaA, StreamCast Networks, Inc.’s Morpheus, Grokster, Ltd. and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. The major record labels also have acquired or otherwise invested in digital music services and technologies that could compete with our services. Traditional and satellite radio broadcasters have developed online music and radio services which also compete with our solutions.
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
     Our network and digital media store service operations are subject to security, stability, disaster and third party facility risks that could harm our business and reputation and expose us to litigation or liability.
     Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks in. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business.
     Our customer contracts and business reputation depend on our ability to provide continuous availability of our digital media store services, while avoiding system outages and loss of data.
     Our systems and operations are susceptible to, and could be damaged or interrupted by a number of security, stability, disaster and third party facility risks, including: outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, websites and network communications. A sudden and significant increase in traffic on our websites could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures.
     Substantially all of our software and hardware systems supporting our digital media store operations for our customers are located and maintained in a single hosting facility with Telstra in the United Kingdom. We do not maintain a disaster recovery or other full back-up arrangement outside this one facility. As a result, our business relies on no interruptions in service from our hosting facility provider. Any meaningful outages to our operations at this facility caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake or any other event would have a material adverse impact on our business and operations.
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
     The occurrence of any of these or similar events could damage our business, hurt our ability to distribute services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. We may be required to expend significant capital or other resources to build, operate and maintain redundant systems, protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.
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
     We currently maintain substantially all our cash reserves denominated in U.S. dollars, however substantially all our expenses are denominated in British pounds. A weaker U.S. dollar would result in an increase to revenue and expenses upon consolidation, and a stronger U.S. dollar would result in a decrease to revenue and expenses upon consolidation. We may in the future engage in hedging activities and may as a result experience gains or losses from these hedging activities. As foreign currency exchange rates vary, the fluctuations in revenue and expenses may materially impact the financial statements upon consolidation.
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
We may need to select successor auditors, which could result in additional expense and a diversion of management attention.
     Substantially all of our business and operations are located outside the U.S. Our principal auditors, Moss Adams LLP, conduct business and are primarily located in the U.S. As a result, we may in the future need to retain a different independent registered public accounting firm to be our principal auditors. Replacing auditors could result in additional unbudgeted expense and a diversion of management attention.

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
     Our digital media services business is affected by the release of “hit” music titles, which can create cyclical trends in sales distinctive to the music industry. Consumers also are drawn to music services with large numbers of tracks available. Some digital music services advertise significantly more content available for purchase than is available through our music store services. It is not possible to determine the timing of these cycles or the future availability of hit titles. We depend upon the music content providers to continue to produce hits. To the extent that new hits are not available, or not available at prices attractive to consumers, our sales and margins may be adversely affected. In addition, to the extent other music services obtain exclusive rights to certain popular content and we are unable to offer such content on our services, our revenue or operating results may be adversely impacted.
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
     Our common stock trades on the Nasdaq Capital Market. Our common stock has experienced extreme price and volume fluctuations to date. To illustrate, since January 1, 2003, the highest bid price for our common stock was $34.80, while the lowest bid price was $1.56. In the future, the market price and trading volume of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:
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
     We currently have effective registration statements covering the resale of 2,547,715 shares of our common stock and shares of common stock issuable upon exercise of outstanding options and warrants.
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
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
     Item 3. Defaults Upon Senior Securities.
     None.
     Item 4. Submission of Matters to a Vote of Security Holders.
     Loudeye Corp. held its annual meeting of stockholders on June 28, 2006. Of the 13,259138 pre-split shares of Loudeye common stock outstanding as of the May 1, 2006 record date for the annual meeting, 11,027,690 pre-split shares, or 83.17%, were represented in person or by proxy at the annual meeting.
     At the annual meeting, Michael A. Brochu and Frank A. Varasano were each elected to serve as Class III members of Loudeye’s board of directors, each to serve until the annual meeting of stockholders to be held in 2009 or until their successors have been elected and qualified, or until the earlier of their death, resignation or removal. Each of the Class III incumbent directors who stood for reelection was elected with the following voting results:
     • Michael A. Brochu, 10,738,728 pre-split shares voted for, representing 97.38% of the shares voted, and 288,962 pre-split votes withheld, representing 2.62% of the shares voted.
     • Frank A. Varasano, 10,755,065 pre-split shares voted for, representing 97.53% of the shares voted, and 272,625 pre-split votes withheld, representing 2.47% of the shares voted.
     No other matters were submitted to a vote of the stockholders at the annual meeting.

     Item 5. Other Information.
     None.
     Item 6. Exhibits.
     See the Exhibit Index included in this quarterly report.

     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, August 9, 2006.

LOUDEYE CORP.
BY:	/s/ MICHAEL A. BROCHU
Michael A. Brochu
President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ CHRIS J. POLLAK
Chris J. Pollak
Chief Financial Officer (Principal Financial and Accounting Officer)

     EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Exhibit	Filed
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Loudeye Corp. filed with the Secretary of State of the State of Delaware on May 22, 2006.	8-K	05/23/06	3.1

10.1	Asset Purchase Agreement dated April 28, 2006 among Loudeye Corp., Loudeye Enterprise Communications, Inc. and Muze Inc.	8-K/A	05/04/06	10.1

10.2	Sublease dated effective as of May 1, 2006, among Loudeye Corp., Loudeye Enterprise Communications, Inc., and Muze Inc., for offices as 1130 Rainier Avenue South, Seattle, Washington.	8-K/A	05/05/06	10.2

31.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chris J. Pollak, Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chris J. Pollak, Chief Financial Officer of Loudeye Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X